Form 10-Q
period 2014-09-30
Fifth Street Asset Management Inc.
filed 2014-12-15
CIK 1611988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-36701
Fifth Street Asset Management Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	46-5610118
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 West Putnam Avenue, 3rd Floor Greenwich, CT	06830
(Address of principal executive office)	(Zip Code)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
(203) 681-3600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☐     NO   ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐   NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐    NO ☑

The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of December 10, 2014 was 6,000,033. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of December 10, 2014 was 42,856,854.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Fifth Street Asset Management Inc.:
	Statement of Financial Condition as of September 30, 2014 (unaudited)	1
	Notes to Statement of Financial Condition (unaudited)	2

	Fifth Street Management Group:
	Combined Statements of Financial Condition as of September 30, 2014 (unaudited) and December 31, 2013	4
	Combined Statements of Income for the three and nine months ended September 30, 2014 and 2013 (unaudited)	5
	Combined Statement of Changes in Equity and Redeemable Non-Controlling Interests in Combined Fund for the nine months ended September 30, 2014 (unaudited)	6
	Combined Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	7
	Notes to Combined Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 4.	Controls and Procedures	50
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52
Signatures

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended, (the "Exchange Act"), that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. We believe these factors include but are not limited to those described under "Risk Factors" in our prospectus dated October 29, 2014, filed with the Securities and Exchange Commission (the "SEC") in accordance with Rule 424(b) of the Securities Act of 1933 on October 30, 2014, which is accessible on the SEC's website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included or incorporated by reference in this Quarterly Report on Form 10-Q and in the prospectus. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Fifth Street Asset Management Inc. "Fifth Street Asset Management" or "FSAM" was incorporated in Delaware on May 8, 2014 as a holding company with its primary asset expected to be a limited partnership interest in Fifth Street Holdings L.P. ("Fifth Street Holdings"). Prior to the consummation of our initial public offering ("IPO"), Fifth Street Asset Management Inc. had not commenced operations and had nominal assets and liabilities.
Pursuant to a reorganization (the "Reorganization") consummated in connection with our IPO, Fifth Street Asset Management Inc. became the general partner of Fifth Street Holdings, which became the sole managing member of Fifth Street Management LLC and FSCO GP LLC. As a holding company, Fifth Street Asset Management conducts all of its operations through Fifth Street Management LLC and FSCO GP LLC, wholly-owned subsidiaries of Fifth Street Holdings, including the provision of management services to Fifth Street Finance Corp., Fifth Street Senior Floating Rate Corp. and other affiliated private funds. Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to (1) "Fifth Street," "we," "us" and "our" refer to our businesses, both before and after the consummation of our reorganization into a holding company structure and (2) our "Predecessor" refers to Fifth Street Management Group, our accounting predecessor, as well as the Combined Funds, in each case prior to the reorganization.
When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•
"Adjusted Net Income" represents net income attributable to controlling interests in Fifth Street Management Group as adjusted for (i) one-time compensation-related charges, including the amortization of equity-based awards, (ii) non-recurring underwriting costs relating to public offerings of our funds, (iii) non-recurring professional fees incurred in connection with our initial public offering and (iv) other non-recurring items;

•
"AUM" refers to assets under management of the Fifth Street Funds and material control investments of these funds, and represents the sum of the net asset value of such funds and investments, the drawn debt and unfunded debt and equity commitments at the fund or investment-level (including amounts subject to restrictions) and uncalled committed debt and equity capital (including commitments to funds that have yet to commence their investment periods);

•
"base management fees" refer to fees we earn for advisory services provided to our funds, which are generally based on a fixed percentage of fair value of assets, total commitments, invested capital, net asset value, total assets or par value of the investment portfolios managed by us;

•	"catch-up" refers to a provision for a manager or adviser of a fund to receive the majority or all of the profits of such fund until the agreed upon profit allocation is reached;

•	"Combined Funds" refers to FSOF, SLF I and SLF II;

•
"fee-earning AUM" refers to the AUM on which we directly or indirectly earn management fees, and represents the sum of the net asset value of the Fifth Street Funds and their material control investments, and the drawn debt and unfunded debt and equity commitments at the fund or investment-level (including amounts subject to restrictions);

•	"Fifth Street BDCs" and "our BDCs" refer to FSC and FSFR together;

i

•	"FSOF" refers to "Fifth Street Opportunities Fund, L.P." (formerly Fifth Street Credit Opportunities Fund, L.P.), a hedge fund managed by Fifth Street Management;

•	"Fifth Street Management" refers to Fifth Street Management LLC and, unless the context otherwise requires, its subsidiaries;

•
"Fifth Street Management Group" refers to Fifth Street Management LLC, FSC, Inc., FSC CT, Inc., FSC Midwest, Inc., Fifth Street Capital West, Inc. (and their wholly-owned subsidiaries) and the Combined Funds;

•	"FSC" refers to Fifth Street Finance Corp., a publicly traded business development company managed by Fifth Street Management;

•	"FSFR" refers to Fifth Street Senior Floating Rate Corp., a publicly traded business development company managed by Fifth Street Management;

•	"hurdle rate" or "hurdle" refers to a specified minimum rate of return that a fund must exceed in order for the adviser or manager of such a fund to receive performance fees;

•	"management fees" refer to base management fees and Part I Fees;

•	"Fifth Street Funds" and "our funds" refer to the Fifth Street BDCs and the other funds advised or managed by Fifth Street Management;

•	"Holdings Limited Partners" refers to active, limited partners in Fifth Street Holdings (other than us), which include, among other persons, the Principals;

•
"Part I Fees" refer to fees paid to us by our BDCs that are based on a fixed percentage of pre-incentive fee net investment income, which are calculated and paid quarterly, and subject to certain specified performance hurdles. Part I Fees are classified as management fees as they are predictable and are recurring in nature, are not subject to repayment (or clawback) and are generally cash-settled each quarter;

•	"Part II Fees" refer to fees paid to us by our BDCs that are based on net capital gains, which are paid annually;

•
"performance fees" refer to fees we earn based on the performance of a fund, which are generally based on certain specific hurdle rates as defined in the fund's investment management or partnership agreements, may be either an incentive fee or carried interest, are paid annually and also include Part II Fees;

•
"permanent capital" refers to capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consist of FSC and FSFR; such funds may be required to distribute all or a portion of capital gains and investment income or elect to distribute capital;

•	"Principals" refers to Leonard M. Tannenbaum and Bernard D. Berman and, where applicable, any entities controlled directly or indirectly by them;

•	"SLF I" refers to Fifth Street Senior Loan Fund I Operating Entity, LLC, a fund in our senior loan fund strategy managed by Fifth Street Management;

•	"SLF II" refers to Fifth Street Senior Loan Fund II Operating Entity, LLC, a fund in our senior loan fund strategy managed by Fifth Street Management;

•	"Structured Equity" refers to the investment strategy of Fifth Street Mezzanine Partners II, L.P., a fund advised by an affiliate of Fifth Street Management; and

•	"TRA recipients" refers to the Principals and Ivelin M. Dimitrov.
Many of the terms used in this Quarterly Report on Form 10-Q, including AUM, fee-earning AUM and Adjusted Net Income, may not be comparable to similarly titled measures used by other companies. In addition, our definitions of AUM and fee-earning AUM are not based on any definition of AUM or fee-earning AUM that is set forth in the agreements governing the investment funds that we manage and may differ from definitions of AUM set forth in other agreements to which we are a party from time to time. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures and Operating Metrics — Assets Under Management" and "— Fee-earning AUM" for more information on AUM and fee-earning AUM. Further, Adjusted Net Income is not a performance measure calculated in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). We use Adjusted Net Income as a measure of operating performance, not as a measure of liquidity. We believe that Adjusted Net Income provides investors with a meaningful indication of our core operating performance and Adjusted Net Income is evaluated regularly by our management as a decision tool for deployment of resources. We believe that reporting Adjusted Net Income is helpful in understanding our business and that investors should review the same supplemental non-GAAP financial measures that our management uses to analyze our performance. Adjusted Net Income has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results prepared in accordance with GAAP. The use of Adjusted Net Income without consideration of related GAAP measures is not adequate due to the adjustments described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures and Operating Metrics — Adjusted Net Income."
Amounts and percentages throughout this Quarterly Report on Form 10-Q may reflect rounding adjustments and consequently totals may not appear to sum.

ii

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Fifth Street Asset Management Inc.
Statement of Financial Condition
As of September 30, 2014
(unaudited)

Assets
Cash	$1,000
Total assets	$1,000

Stockholder's equity
Common stock, par value – $0.01 per share; 5,000 shares authorized, 33 shares issued and outstanding	$1
Additional paid-in capital	999
Total stockholder's equity	$1,000

See notes to Statement of Financial Condition.

Fifth Street Asset Management Inc.
Notes to Statement of Financial Condition
(unaudited)

Note 1. Organization
In anticipation of its initial public offering (the "IPO") that closed November 4, 2014, Fifth Street Asset Management Inc. (the "Company" or "FSAM") was incorporated in Delaware on May 8, 2014 as a holding company with its primary asset expected to be a limited partnership interest in Fifth Street Holdings L.P. ("Fifth Street Holdings"). Fifth Street Holdings was formed on June 27, 2014 by Leonard M. Tannenbaum and another member of Fifth Street Management LLC (the "Principals") as a Delaware limited partnership. Prior to the transactions described below, the Principals were the general partners and limited partners of Fifth Street Holdings. Fifth Street Holdings has a single class of limited partnership interests (the "Holdings LP Interests"). Immediately prior to the IPO:

•
The Principals contributed the general partnership interests of Fifth Street Holdings to FSAM in exchange for 100% of the Company's Class B common stock, par value $0.01 per share (the "Class B Common Stock");

•	The members of Fifth Street Management LLC contributed 100% of their membership interests of Fifth Street Management LLC to Fifth Street Holdings in exchange for Holdings LP Interests; and

•
The members of FSCO GP LLC ("FSCO GP"), a Delaware limited liability company, formed on January 6, 2014 to serve as the general partner of Fifth Street Opportunities Fund, L.P. (‘‘FSOF,'' formerly Fifth Street Credit Opportunities Fund, L.P.) contributed 100% of their membership interests in FSCO GP to Fifth Street Holdings in exchange for Holdings LP Interests.

As a result of the above transactions, FSAM became the general partner of Fifth Street Holdings, which was also organized to be a holding company for Fifth Street Management LLC and FSCO GP. As a holding company, FSAM conducts all of its operations through Fifth Street Management LLC and FSCO GP, wholly-owned subsidiaries of Fifth Street Holdings, including the provision of management services to Fifth Street Finance Corp., Fifth Street Senior Floating Rate Corp. and other affiliated private funds. Fifth Street Management Group is the Company's accounting predecessor prior to the IPO.
In connection with the reorganization, FSAM entered into an exchange agreement (the "Exchange Agreement") with the Fifth Street Holdings Limited Partners that granted each Fifth Street Holdings Limited Partner and certain permitted transferees the right, beginning two years after the closing of the IPO and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, par value $0.01 per share (the "Class A Common Stock") on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. As a result, each Fifth Street Holdings Limited Partner, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A Common Stock that can more readily be sold in the public markets.
On November 4, 2014, FSAM issued 6,000,000 shares of Class A Common Stock in the IPO at a price of $17.00 per common share. The net proceeds totaled $95.9 million after deducting underwriting commissions of $6.1 million and before offering costs of approximately $3.7 million that were borne by the Company. The net proceeds were used to purchase a 12.0% limited partnership interest of Fifth Street Holdings from its limited partners. For reporting periods subsequent to its IPO, FSAM will consolidate the financial results of Fifth Street Holdings, its consolidated subsidiaries and certain private investment funds for all periods presented. The Company's Statement of Financial Condition as of September 30, 2014 does not reflect the effect of the reorganization, the IPO and the related transactions; which all occurred subsequent to the reporting date.
Our purchase of Holdings LP Interests concurrent with our IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of our Class A common stock pursuant to the Exchange Agreement is expected to result in increases in our share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the TRA Recipients that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize (or, under certain circumstances, are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement.
Immediately following the reorganization transactions described above and the closing of the IPO on November 4, 2014:

•
the Principals held 42,856,854 shares of Class B Common Stock and 42,856,854 Holdings LP Interests, the Holdings Limited Partners, including the Principals, held 44,000,000 Holdings LP Interests and FSAM held 6,000,000 Holdings LP Interests; and

•	through their holdings of Class B Common Stock, the Principals, in the aggregate, had approximately 97.3% of the voting power of FSAM's common stock.

Fifth Street Asset Management Inc.
Notes to Statement of Financial Condition
(unaudited)

As of September 30, 2014, the reorganization and IPO transactions described above had not yet occurred and the Company did not have an ownership interest in Fifth Street Holdings, and thus, did not commence its business operations through Fifth Street Management and FSCO GP. As a result the Company's Statement of Financial Condition does not reflect the operations of our current business. For reporting periods subsequent to the IPO, FSAM will consolidate the financial results of Fifth Street Holdings, its consolidated subsidiaries and certain private investment funds.

Note 2. Summary of Significant Accounting Policies
Basis of Accounting — The Statement of Financial Condition has been prepared in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, changes in stockholder's equity and cash flows have not been presented in the financial statements because there has been no activity that would impact those statements other than the reorganization transactions and reverse stock split.
Basis of Presentation — The unaudited Statement of Financial Condition and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as set forth in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair statement of the Company's unaudited interim financial statement has been included and is of a normal and recurring nature.

Note 3. Stockholder's Equity
As of September 30, 2014, the Company was authorized to issue 5,000 shares of common stock, par value $0.01 per share. In exchange for $1,000, the Company has issued 100 shares of common stock, all of which were held by Leonard M. Tannenbaum, as of September 30, 2014.

Note 4. Subsequent Events
The Company has evaluated subsequent events through the date of issuance of the Statement of Financial Condition and has determined the following event requires disclosure, in addition to the reorganization and the IPO transactions discussed above:
On October 13, 2014, the Company effectuated a one-for-three reverse stock split and amended its certificate of incorporation to allow for the issuance of 500,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock and 5,000,000 shares of preferred stock, all with a par value of $0.01 per share.

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
 Combined Statements of Financial Condition

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$344,499	$4,015,728
Management fees receivable (includes Part I Fees of $10,244,392 and $9,054,422 at September 30, 2014 and December 31, 2013, respectively)	23,091,676	21,409,763
Performance fees receivable	54,826	—
Prepaid expenses	400,970	142,033
Due from affiliates	1,955,882	3,848,491
Fixed assets, net	10,307,333	1,436,681
Other assets	6,274,707	2,652,975
Assets of Combined Funds:
Cash and cash equivalents	35,139,719	—
Investments at fair value	376,072,358	—
Derivative assets at fair value	155,240	—
Interest and dividends receivable	626,772	—
Unsettled trades receivable	36,392,084	—
Collateral receivable	4,570,487	—
Deferred financing costs	2,540,792	—
Total assets	$497,927,345	$33,505,671
Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$5,323,209	$1,198,205
Accrued compensation and benefits	7,422,583	538,035
Due to former member	1,379,214	2,093,437
Loan payable	4,000,000	4,000,000
Due to affiliates	143,130	2,671,334
Deferred rent liability	3,220,032	1,980,146
Liabilities of Combined Funds:
Accounts payable and accrued expenses	474,345	—
Payments in advance from portfolio companies	4,826,501	—
Securities sold short at fair value	3,138,808	—
Unsettled trades payable	110,464,323	—
Interest payable	1,421,607	—
Notes payable	213,488,434	—
Total liabilities	355,302,186	12,481,157
Commitments and contingencies
Redeemable non-controlling interests in Combined Fund	50,248,636	—
Non-controlling interests in Combined Funds	67,222,460	—
Members' equity	25,154,063	21,024,514
Total equity	92,376,523	21,024,514
Total liabilities, redeemable non-controlling interests and equity	$497,927,345	$33,505,671

All management and performance fees are earned from affiliates of the Company. See notes to combined financial statements.

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Combined Statements of Income
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Management fees (includes Part I Fees of $10,244,392 and $7,174,961 and $27,983,472 and $21,518,635 for the three and nine months ended September 30, 2014 and 2013, respectively)	$23,091,676	$16,891,382	$68,144,517	$47,049,812
Performance fees (includes Part II fees of $54,826 for the three and nine months ended September 30, 2014)	139,049	—	139,049	—
Other fees	2,187,933	753,768	4,205,987	3,188,954
Total revenues	25,418,658	17,645,150	72,489,553	50,238,766
Expenses
Compensation and benefits	6,529,830	6,377,780	25,711,012	16,077,114
Fund offering and start-up expenses	909,681	5,570,735	1,200,434	5,663,002
Expenses of Combined Funds	256,273	—	298,530	—
General, administrative and other expenses	3,432,949	1,226,437	7,491,543	3,575,267
Depreciation and amortization	408,541	51,664	641,449	153,592
Total expenses	11,537,274	13,226,616	35,342,968	25,468,975
Other income (expense)
Interest and other income (expense), net	42,685	2,648	68,735	11,378
Interest and other income of Combined Funds	3,325,341	—	5,045,949	—
Interest expense of Combined Funds	(1,591,675)	—	(2,578,659)	—
Net realized gain on investments of Combined Funds	686,671	—	1,402,501	—
Net change in unrealized appreciation (depreciation) on investments of Combined Funds	974,134	—	2,061,861	—
Net realized gain on derivatives of Combined Funds	63,089		63,089
Net change in unrealized appreciation on derivatives of Combined Funds	155,240	—	155,240	—
Total other income, net	3,655,485	2,648	6,218,716	11,378
Net income	17,536,869	4,421,182	43,365,301	24,781,169
Net income attributable to redeemable non-controlling interests in Combined Fund	(1,072,218)	—	(2,336,539)	—
Net income attributable to non-controlling interests in Combined Funds	(1,909,540)	—	(2,924,678)	—
Net income attributable to controlling interests in Fifth Street Management Group	$14,555,111	$4,421,182	$38,104,084	$24,781,169

 All revenues are earned from affiliates of the Company. See notes to combined financial statements.

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Combined Statement of Changes in Equity and Redeemable Non-Controlling Interests in Combined Fund
For the Nine Months Ended September 30, 2014
(unaudited)

	Members' Equity	Non-Controlling Interests in Combined Funds	Total Equity	Redeemable Non-Controlling Interests in Combined Fund

Balance, December 31, 2013	$21,024,514	$—	$21,024,514	$—
Capital contributions from members	2,967,749	—	2,967,749	—
Amortization of equity-based compensation	1,487,646	—	1,487,646	—
Reclassification of distributions to former member	800,381	—	800,381	—
Purchase of former member interests	2,327,548		2,327,548
Capital contributions to Fifth Street Opportunities Fund, L.P.	—	—	—	47,912,097
Capital contributions to Fifth Street Senior Loan Fund I Operating Entity, LLC	—	33,857,927	33,857,927	—
Capital contributions to Fifth Street Senior Loan Fund II Operating Entity, LLC	—	30,500,000	30,500,000	—
Distributions	(41,557,859)	(60,145)	(41,618,004)	—
Net income	38,104,084	2,924,678	41,028,762	2,336,539
Balance, September 30, 2014	$25,154,063	$67,222,460	$92,376,523	$50,248,636

See notes to combined financial statements.

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Combined Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$43,365,301	$24,781,169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	641,449	153,592
Amortization of equity-based compensation	3,815,194	1,254,961
Reclassification of distributions to former member	800,381	—
Fair value adjustment – due to former member	180,863	(250,772)
Deferred rent	1,239,886	19,597
Attributable to Combined Funds:
Net realized gain on investments of Combined Funds	(1,402,501)	—
Net change in unrealized appreciation on investments of Combined Funds	(2,061,861)	—
Net realized gain on derivatives of Combined Funds	(63,089)	—
Net change in unrealized appreciation on derivatives of Combined Funds	(155,240)	—
Accretion of original issue discount on investments of Combined Funds	(160,000)	—
Changes in operating assets and liabilities:
Management fees receivable	(1,681,913)	(14,082,955)
Performance fees receivable	(54,826)	—
Prepaid expenses	(258,937)	58,374
Due from affiliates	1,892,609	(271,200)
Other assets	(272,462)	(14,819)
Accounts payable and accrued expenses	724,613	(91,054)
Accrued compensation and benefits	6,884,548	6,322,544
Due to former member	(895,086)	(647,286)
Due to affiliates	(2,528,204)	346,333
Attributable to Combined Funds:
Purchases of investments of Combined Funds	(428,151,956)	—
Proceeds from sales of investments of Combined Funds	129,587,772	—
Purchases and covers of short positions	(14,935,684)	—
Proceeds from sales of investments sold short	18,326,008	—
Receivable from counterparty	(4,570,487)	—
Change in other assets of Combined Funds	(626,772)	—
Change in other liabilities of Combined Funds	6,722,453	—
Net cash provided by (used in) operating activities	(243,637,941)	17,578,484
Cash flows from investing activities
Purchases of fixed assets	(9,460,980)	(216,799)
Net cash used in investing activities	(9,460,980)	(216,799)
Cash flows from financing activities
Distributions to members	(38,590,110)	(27,885,614)
Attributable to Combined Funds:
Capital contributions from redeemable non-controlling interests	47,912,097	—
Capital contributions from non-controlling interests	64,357,927	—
Distributions to non-controlling interests	(60,145)	—
Issuance of notes payable by Combined Funds	213,488,434	—
Deferred financing costs	(2,540,792)	—
Net cash provided by (used in) financing activities	284,567,411	(27,885,614)
Net increase (decrease) in cash and cash equivalents	31,468,490	(10,523,929)
Cash and cash equivalents, beginning of period	4,015,728	16,156,777
Cash and cash equivalents, end of period (including Combined Funds)	35,484,218	5,632,848
Less: Cash and cash equivalents of the Combined Funds	35,139,719	—
Cash and cash equivalents of the Company, end of period	$344,499	$5,632,848
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$74,795	$—
Cash paid during the period for interest - Combined Funds	$915,921	$—
Non-cash investing activities:
Fixed asset purchases included in accounts payable	$51,121	$—
Non-cash financing activities:
Non-cash capital contribution by member	$2,967,749	$5,680,001
Non-cash distribution to member	$(2,967,749)	$(5,680,001)
 All management and performance fees are earned from affiliates of the Company. See notes to combined financial statements.

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

Note 1. Organization and Basis of Presentation
Organization
Fifth Street Management Group (the "Company") is an alternative asset management firm headquartered in Greenwich, CT that provides asset management services to its investment funds, primarily consisting of Fifth Street Finance Corp. (formed on January 2, 2008, "FSC") and Fifth Street Senior Floating Rate Corp. (formed on May 22, 2013, "FSFR"), both publicly traded business development companies regulated under the Investment Company Act of 1940 (together, the "BDCs").
The investment advisory business of the Fifth Street Management Group is presently conducted through the following affiliated entities:

•
Fifth Street Management LLC ("FSM"), a limited liability company organized under the laws of the State of Delaware on March 8, 2007 under its original name of FSC Management LLC to provide asset management services. The Company conducts substantially all of its asset management services through FSM, including those provided to the BDCs.

•
FSC CT, Inc. ("FSC CT"), a Connecticut corporation, formed on March 28, 2012 to provide administrative services related primarily to the Company's activities in Connecticut and, effective January 1, 2014, to provide administrative services to the BDCs and FSM.

•	FSC, Inc., a New York corporation, formed on January 3, 2007 to provide administrative services to the BDCs and FSM through December 31, 2013.

•
Fifth Street Capital LLC, a limited liability company organized under the laws of the State of New York on July 14, 2004 for the purpose of providing administrative and investment advisory services to Fifth Street Mezzanine Partners II, L.P. ("Fund II", an uncombined affiliate) and other entities which may be formed from time to time. Fifth Street Capital LLC is a wholly-owned subsidiary of FSC, Inc.

•
FS Transportation LLC ("FS Transportation") is a limited liability company organized under the laws of the State of Connecticut on March 2, 2010 and provides transportation services to the Company's officers and employees. FS Transportation is a wholly-owned subsidiary of FSC, Inc.

•	FSC Midwest, Inc., an Illinois corporation, formed on March 28, 2012 to provide administrative services related primarily to the Company's activities in the midwestern United States.

•	Fifth Street Capital West, Inc., a California corporation, formed on December 26, 2006 to provide administrative services related primarily to the Company's activities in the western United States.
In addition to the above entities, subsequent to December 31, 2013, the Company has included the following entities in the Combined Financial Statements:

•
FSCO GP LLC ("FSCO GP"), a Delaware limited liability company, formed on January 6, 2014 to serve as the general partner of Fifth Street Opportunities Fund, L.P. ("FSOF," formerly Fifth Street Credit Opportunities Fund, L.P.), which primarily invests in yield-oriented corporate credit assets and equities; and

•
Fifth Street EIV, LLC ("Fifth Street EIV"), a Delaware limited liability company formed on February 7, 2014 to hold FSM's equity interest in Fifth Street Senior Loan Fund I Operating Entity, LLC ("SLF I"), which primarily invests in senior secured loans to middle-market companies.

•
Fifth Street EIV II, LLC ("Fifth Street EIV II"), a Delaware limited liability company formed on July 10, 2014 to hold FSM employees' equity interests in Fifth Street Senior Loan Fund II Operating Entity, LLC ("SLF II"), which primarily invests in senior secured loans to middle-market companies.

FSOF, SLF I and SLF II are collectively referred to as the "Combined Funds." See Note 2 for further information on the consolidation of these funds.
The Company's primary sources of revenues are management fees, primarily from the BDCs, which are driven by the amount of the assets under management and quarterly investment performance of the funds it manages.
The Company conducts substantially all of its operations through one reportable segment which provides asset management services to its alternative investment vehicles. The Company generates all of its revenues in the United States.

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

Basis of Presentation
The unaudited interim combined financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as set forth in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the combined financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair statement of the Company's unaudited interim combined financial statements have been included and are of a normal and recurring nature. The operating results presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These combined financial statements should be read in conjunction with the Company's audited combined financial statements as of and for the years ended December 31, 2013 and 2012 and notes thereto included in Fifth Street Asset Management Inc.'s final prospectus dated October 29, 2014 filed with the Securities and Exchange Commission ("SEC") in accordance with Rule 424(b) of the Securities Act of 1933 on October 30, 2014. The December 31, 2013 Combined Statement of Financial Condition data was derived from the audited combined financial statements at that date. All significant intercompany transactions and balances have been eliminated in combination.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting amounts reported in the combined financial statements and accompanying notes. The most significant of these estimates are related to (i) fair value measurements of the assets and liabilities of the Combined Funds; (ii) the valuation of equity-based compensation, and (iii) estimating the fair value of the amount due to a former member. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions.
The Company has not presented earnings per share amounts in the Combined Statements of Income as they would not be meaningful based on the Company’s ownership structure as of the date of these combined financial statements. Additionally, the subsequent reorganization (as discussed in Note 12) has significantly changed the ownership of the Company, and therefore, has not been presented retroactively.
The combined financial statements include the accounts of the above affiliated entities, all of which are either wholly or substantially owned and/or under the voting control of the managing member, Leonard M. Tannenbaum (collectively, the "Fifth Street Management Group") and do not reflect the effect of the reorganization, the initial public offering and related transactions which occurred after September 30, 2014 (see Note 12).
The "members" refer to the managing member, seven other existing equity members and five other existing non-equity members.
Note 2. Significant Accounting Policies
Principles of Consolidation
The combined financial statements include the accounts of the Company and entities in which it, directly or indirectly, is determined to have a controlling financial interest under the following set of guidelines:

•
Variable Interest Entities ("VIEs") — The Company determines whether, if by design, an entity has equity investors who lack the characteristics of a controlling financial interest or does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Certain VIEs qualify for the deferral under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds, if the following criteria are met:

a.
The entity has all of the attributes of an investment company as defined in the American Institute of Certified Public Accountants Accounting and Auditing Guide, Investment Companies ("Investment Company Guide"),

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

or does not have all the attributes of an investment company but it is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the Investment Company Guide,

b.	The reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and

c.	The entity is not a securitization or asset-backed financing entity or an entity that was formerly considered a qualifying special purpose entity.
Where the VIEs have qualified for the deferral of the current consolidation guidance, the analysis is based on previous consolidation guidance. This guidance requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a variable interest entity and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would be expected to absorb a majority of the variability of the entity.
Under both guidelines, the Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continually. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company and its affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective investment funds could affect an entity's status as a VIE or the determination of the primary beneficiary. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.
The Company has not consolidated any entities into the combined financial statements under the VIE model as it does not have an interest in any VIE.

•
Voting Interest Entities — For entities that are not VIEs, the Company consolidates those entities in which it has an equity investment of greater than 50% and has control over significant operating, financial and investing decisions of the entity. Additionally, the Company consolidates entities in which the Company is a substantive, controlling general partner and the limited partners have no substantive rights to participate in the ongoing governance and operating activities.

The Company has determined that FSOF should be consolidated by FSCO GP as the limited partners of FSOF do not have substantive kick-out or participating rights. The Company has included the results of FSCO GP in its combined financial statements as it is under common control of the managing member.
The Company has determined that SLF I should be consolidated by FSM (the manager of SLF I and a combined entity) as the investors of SLF I do not have substantive kick-out or participating rights.
The Company has determined that SLF II should be consolidated by FSM (the manager of SLF II and a combined entity) as the investors of SLF II do not have substantive kick-out or participating rights.
Including the results of the Combined Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows of the Company; however, the Combined Funds results included herein have no direct effect on the net income attributable to controlling interests or on total controlling equity. Instead, economic ownership interests of the investors in the Combined Funds are reflected as redeemable non-controlling interests with respect to FSOF and non-controlling interests with respect to SLF I and SLF II, in the accompanying combined financial statements.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions.
For the nine months ended September 30, 2014 and 2013, 100% of revenues and receivables were earned or derived from advisory or administrative services provided to the BDCs and other affiliated entities.
The Company is dependent on the managing member for all key decisions and its continued business operations. If for any reason the services of our managing member were to become unavailable, there could be a material adverse effect on the Company's operations, liquidity and profitability.

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

Fair Values of Financial Instruments
The carrying amounts of cash and cash equivalents, management and performance fees receivable from affiliates, prepaid expenses, due from/to affiliates, accounts payable and accrued expenses and accrued compensation and benefits approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of the amount due to a former member was determined using the present value of the expected future payments. The fair value of the loan payable is determined using current applicable rates for similar instruments as of the date of the Combined Statement of Financial Condition and approximates the carrying value of such debt.
Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company and its Combined Funds place its cash and cash equivalents with U.S. financial institutions and, at times, amounts may exceed federally insured limits. The Company and its Combined Funds monitor the credit standing of these financial institutions.
Cash and cash equivalents held at the Combined Funds, which includes amounts held by prime brokers, represent cash that, although not legally restricted, is not available to support the liquidity needs of the Company, as the use of such amounts is limited to the investment activities of the Combined Funds.
Fixed Assets
Fixed assets consist of furniture, fixtures and equipment (including automobiles, computer hardware and software) and leasehold improvements, and are recorded at cost, less accumulated depreciation and amortization. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to eight years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is shorter, and ranges from five to 10 years. Routine expenditures for repairs and maintenance are charged to expense when incurred. Major betterments and improvements are capitalized. Upon retirement or disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Combined Statements of Income. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset's carrying value may not be fully recovered. During the three months ended September 30, 2014, the Company wrote-off leasehold improvements in connection with the lease terminations discussed in Note 9. No other impairments were deemed necessary for the nine months ended September 30, 2014 and 2013.
Deferred Rent
The Company recognizes rent expense on a straight-line basis over the expected lease term. Within the provisions of certain leases, there are free rent periods and escalations in payments over the base lease term. The effects of these items have been reflected in rent expense on a straight-line basis over the expected lease term. Landlord contributions and tenant allowances are included in the straight-line calculations and are being deferred over the lease term and are reflected as a reduction in rent expense.
Redeemable Non-controlling Interests
The Company consolidates a credit-focused hedge fund (FSOF) that it manages, wherein investors are able to redeem their interests, in cash or in kind or both, after an initial lock-up period of one year, without penalty. Amounts relating to these fund investors' interests in FSOF are presented as redeemable non-controlling interests in the Combined Statements of Financial Condition. Allocations of profits and losses to these interests are reflected within net income attributable to redeemable non-controlling interests in the Combined Statements of Income. The allocation of net income or loss to redeemable non-controlling interests in the Combined Fund is based on the relative ownership interests of the limited partners after the consideration of contractual arrangements that govern allocations of income or loss. These interests are adjusted for general partner allocations and by subscriptions and redemptions in funds that occur during the period.
Non-controlling Interests
In addition to the members' interests in the Fifth Street Management Group, the Company also consolidates senior loan funds (SLF I and SLF II) in which non-controlling interests are present. Amounts relating to the fund's investors' interests in SLF I and SLF II are presented as non-controlling interests in the Combined Statements of Financial Condition. Allocations of profits and losses to these interests are reflected within net income attributable to non-controlling interests in the Combined Statements of Income. Investors in this fund presented within non-controlling interests are not able to redeem their interests until the fund liquidates or is otherwise wound-up.

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

Non-controlling interest holders in SLF I and SLF II owned approximately 72.8% of the Company's combined total equity as of September 30, 2014.
Revenue Recognition
The Company has two principal sources of revenues: management fees and performance fees. These revenues are derived from the Company's agreements with the funds it manages, primarily the BDCs. The advisory agreements, on which revenues are based, are generally renewable on an annual basis by the general partner or the board of directors of the respective funds.
Management Fees
Management fees are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value ("NAV"), net investment income, total assets or par value of the investment portfolios managed by the Company. All management fees are earned from affiliated funds of the Company. The contractual terms of management fees vary by fund structure and investment strategy and range from 0.40% to 2.00% for base management fees, which are asset or capital-based.
Management fees from affiliates also include quarterly incentive fees on the net investment income from the BDCs ("Part I Fees"). Part I Fees are generally equal to 20.0% of the BDCs net investment income (before Part I Fees and performance fees payable based on capital gains), subject to fixed "hurdle rates" as defined in the respective investment advisory agreement. No fees are recognized until the BDCs net investment income exceeds the respective hurdle rate, with a "catch-up" provision that serves to ensure the Company receives 20% of the BDCs net investment income from the first dollar earned. Such fees are classified as management fees as they are paid quarterly, predictable and recurring in nature, not subject to repayment (or clawback) and cash settled each quarter. Management fees from affiliates are recognized as revenue in the period advisory services are rendered, subject to the Company's assessment of collectability.
Performance Fees
Performance fees are earned from the funds managed by the Company based on the performance of the respective funds. The contractual terms of performance fees vary by fund structure and investment strategy and are generally 15.0% to 20.0%.
The Company has elected to adopt Method 2 of ASC 605-20, Revenue Recognition ("ASC 605") for revenue based on a formula. Under this method, the Company records revenue when it is entitled to performance-based fees, subject to certain hurdles or benchmarks. The performance fees for any period are based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund's income allocation provisions. The performance fees may be subject to reversal to the extent that the performance fees recorded exceed the amount due to the general partner or investment manager based on a fund's cumulative investment returns.
Performance fees related to the BDCs ("Part II Fees") are calculated and payable in arrears as of the end of each fiscal year of the BDCs and equal 20% of the BDCs realized capital gains, if any, on a cumulative basis since inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
Other Fees
The Company also provides administrative services to the BDCs that are reported within Revenues — Other fees. These fees are recognized as revenue in the period administrative services are rendered. These fees generally represent the portion of compensation, overhead and other expenses incurred by the Company directly attributable to the funds, but may also be based on a fund's asset value. The Company selects the vendors, incurs the expenses, and is the primary obligor under the related arrangements. The Company is considered the principal under these arrangements and is required to record the expense and related reimbursement revenue on a gross basis. Other fees are recognized in the periods during which the related expenses are incurred and the reimbursements are contractually earned.
Compensation and Benefits
Compensation generally includes salaries, bonuses and equity-based compensation charges. Bonuses are accrued over the service period to which they relate. All payments made to the Company's managing member since inception and all payments made to equity members since December 1, 2012 (see Note 11) related to their granted or purchased interests are accounted for as distributions on the equity held by such members.
Equity-Based Compensation
Compensation expense related to the issuance of equity-based awards is measured at fair value of the award on the grant date, in excess of any amounts paid for the interest, and is recognized on a straight-line basis over the requisite service period, with a corresponding increase in members' equity. Equity-based compensation expense is adjusted, as necessary, for actual

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

forfeitures so as to reflect expenses only for the portion of the award that ultimately vests. Equity-based compensation expense is presented within compensation and benefits in the Combined Statements of Income. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period using the intrinsic-value method (that is, current settlement value), as permitted for non-public companies under ASC 718.
Part I Fee-Sharing Arrangements
The Company also has fee-sharing arrangements whereby certain employees or members are entitled to a share of Part I Fees. These fees are typically paid to the Company and are then paid to the participant on a quarterly basis. To the extent that the payments to the employees or non-equity members are probable and reasonably estimable, the Company accrues these payments as compensation expense.
Reimbursable Expenses
In the normal course of business, the Company pays certain expenses on behalf of the BDCs, primarily for professional travel and other costs associated with particular portfolio company holdings of the BDCs, for which it is reimbursed. Such expenses are not an obligation of the Company and are recorded as due from affiliates at the time of disbursement (see Note 10).
Fund Offering and Start-up Expenses
In certain instances, the Company may bear offering costs related to capital raising activities of the BDCs, including underwriting commissions, which are expensed as incurred. In addition, the Company expenses all costs associated with starting a new investment fund. Included in the Statement of Income for the nine months ended September 30, 2014, is approximately $822,000 of expenses associated with a follow-on equity offering of FSC. Included in the Statement of Income for the nine months ended September 30, 2013 is approximately $5,659,000 of expenses associated with the initial public offering of FSFR.
Income Taxes
Substantially all of the Company's earnings flow through to owners of the Company without being subject to entity level income taxes. Accordingly, no provision for income taxes has been recorded in the combined financial statements.
The Company has no unrecognized tax benefits at September 30, 2014 and December 31, 2013. The Company's Federal and state income tax returns prior to fiscal year 2010 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.
The Company recognizes interest and penalties associated with tax matters such as franchise tax liabilities, if applicable, as general and administrative and other expenses.
Market and Other Risk Factors
Due to the nature of the Combined Funds' investment strategy, the Company is subject to market and other risk factors, including, but not limited to the following:
Market Risk
The market price of investments may significantly fluctuate during the period of investment. Investments may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of an investment may decline due to general market conditions which are not specifically related to such investment, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or adverse investor sentiment generally. They may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry.
FSOF may sell securities short which allows it to profit from declines in market prices to the extent such decline exceeds the transaction costs and any costs of borrowing. A short sale involves the sale of a security that is not owned in the expectation of purchasing the same security at a later date at a lower price. To make delivery to the buyer, FSOF must borrow the security, and is obligated to pay the lender of the security any dividend or interest payable on the security until it returns the security to the lender. This is accomplished by a later purchase of the security by FSOF. A short sale, which is generally collateralized by the underlying security, involves the risk that the market price of the security will increase as any appreciation in the price of the borrowed assets would result in a loss, which is theoretically unlimited in amount. In addition, the party from whom the security was borrowed to effect the short sale may demand the return of the security before FSOF had planned. In this situation, FSOF may be forced to cover the short position in the market at a higher price than its short sale.

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

Limited Liquidity of Investments
The Combined Funds intend to invest in investments that may not be readily marketable. Illiquid investments may trade at a discount from comparable, more liquid investments, and at times there may be no market at all for such investments. Subordinate investments may be less marketable, or in some instances illiquid, because of the absence of registration under federal securities laws, contractual restrictions on transfer, the small size of the market and the small size of the issue (relative to issues of comparable interests). As a result, the Combined Funds may encounter difficulty in selling its investments or may, if required to liquidate investments to satisfy redemption requests of its investors or debt service obligations, be compelled to sell such investments at less than fair value.
Counterparty Risk
Some of the markets in which the Combined Funds may effect transactions are "over-the-counter" or "interdealer" markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight, unlike members of exchange-based markets. This exposes the Combined Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the applicable contract (whether or not such dispute is bona fide) or because of a credit or liquidity problem, causing the Combined Funds to suffer loss. Such "counterparty risk" is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Combined Funds have concentrated its transactions with a single or small group of counterparties.
Credit Risk
There are no restrictions on the credit quality of the investments the Combined Funds intend to make. Investments may be deemed by nationally recognized rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Some investments may have low-quality ratings or be unrated. Lower rated and unrated investments have major risk exposure to adverse conditions and are considered to be predominantly speculative. Generally, such investments offer a higher return potential than higher rated investments, but involve greater volatility of price and greater risk of loss of income and principal.
In general, the ratings of nationally recognized rating organizations represent the opinions of agencies as to the quality of the securities they rate. Such ratings, however, are relative and subjective; they are not absolute standards of quality and do not evaluate the market value risk of the relevant securities. It is also possible that a rating agency might not change its rating of a particular issue on a timely basis to reflect subsequent events. The Combined Funds may use these ratings as initial criteria for the selection of portfolio assets but are not required to utilize them.
Interest Rate Risk
Fluctuations in interest rates expose the Company to interest rate risk on certain assets and liabilities of the Combined Funds. These changes may affect the fair value, interest income and interest expense related to certain floating rate assets and liabilities that are indexed to market interest rates.
Accounting Policies of Combined Funds
The Combined Funds, in which the Company has only minor ownership interests, are included in the Company's combined financial statements. The majority ownership interests in these funds are held by the investors in the funds, and these interests are reflected within redeemable non-controlling interests and non-controlling interests in the Combined Statements of Financial Condition. Management fees from the Combined Funds are eliminated in consolidation; however, the controlling interest is increased by the amount of the eliminated management fees.
The Combined Funds are considered investment companies for GAAP purposes. Pursuant to specialized accounting guidance for investment companies and the retention of that guidance in the Company's combined financial statements, the investments held by the Combined Funds are reflected in the combined financial statements at their estimated fair values.
Investments and Derivative Instruments at Fair Value
Investments at fair value include the Combined Funds' investments in securities, investment companies and other investments, including derivative instruments. Securities transactions are recorded on a trade-date basis. Realized gains and losses on sales of investments are determined on a specific identification basis and are included within net realized gains of Combined Funds in the Combined Statements of Income. Premiums and discounts are amortized and accreted, respectively, to income of the Combined Funds in the Combined Statements of Income.
The fair value of investments and derivative instruments held by the Combined Funds is based on observable market prices when available. Such values are generally based on the last reported sales price as of the reporting date. In the absence of

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

readily ascertainable market values, the determination of the fair value of investments held by the Combined Funds may require significant judgment or estimation (see Note 3). Actual results could differ materially from these estimates under different assumptions and conditions.
Deferred Financing Costs
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of the SLF I and SLF II credit facilities and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities and are included in interest expense of the Combined Funds in the Company's Combined Statement of Income.
Securities Sold Short at Fair Value
Securities sold short reflect commitments to deliver specified amounts of securities and thereby create a liability to purchase these securities at a future date. Such amounts are reflected as a liability at the fair value of such securities on September 30, 2014. Subsequent market fluctuations may require FSOF to acquire these securities at prices which differ from the fair value reflected in the Combined Statement of Financial Condition, and such difference could be material.
Interest and Other Income of the Combined Funds
Income of the Combined Funds consists of interest income, dividend income and other miscellaneous items. Interest income is recorded on an accrual basis. The Combined Funds may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. As of and for the nine months ended September 30, 2014, no investments were put on non-accrual status. Dividend income is recorded on the ex-dividend date, net of withholding taxes, if applicable.
Expenses of the Combined Funds
Expenses of the Combined Funds consist of other miscellaneous expenses and are recorded on an accrual basis.
Interest Expense of Combined Funds
Interest expense of Combined Funds consists of interest (including unused fees and deferred financing costs) incurred on indebtedness under the SLF I and SLF II credit facilities. Interest expense is recorded on an accrual basis and payable quarterly.
Recent Accounting Pronouncements
In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies ("ASU 2013-08"). ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures are required by ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity's status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 were adopted by the Company beginning in the first quarter of 2014. There are no changes to the current requirements relating to the retention of specialized accounting in the financial statements of a non-investment company parent. These updates did not have a material impact on the Company's financial condition or results of operations.
In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its combined financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its combined financial statements and its ongoing financial reporting.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the requisite service period, which clarifies the recognition of stock-based compensation over the required service period, if it is probable that the performance condition will be achieved. This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

should be applied prospectively. The Company is currently evaluating the effect that this guidance will have on its combined financial statements and its ongoing financial reporting.
In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity ("CFE"). This new guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE's financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825 to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods therein. Early adoption is permitted using a modified retrospective transition approach as described in the pronouncement. The Company is currently evaluating the effect that this guidance will have on its combined financial statements and its ongoing financial reporting.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern," which requires management to evaluate, at each annual and interim reporting period, the company's ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2016 and is not expected to have a material effect on the Consolidated Financial Statements.

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

Note 3. Investments, Derivative Instruments and Fair Value Measurements
Investments of the Combined Funds
As of September 30, 2014, the following table presents a summary of the investments held by the Combined Funds and as a percentage of total investments of Combined Funds as of September 30, 2014:

	Fair Value	Percentage of Investments of Combined Funds
Geographic Region/Investment/Industry
North America
Senior secured debt investments:
Aerospace and Defense	$3,361,845	0.90%
Automotive	13,860,000	3.69%
Banking, Finance, Insurance & Real Estate	14,925,000	3.97%
Beverage, Food & Tobacco	498,750	0.13%
Capital Equipment	5,914,117	1.57%
Construction & Building	10,875,643	2.89%
Consumer goods: Non-durable	5,913,055	1.57%
Energy: Oil & Gas	16,956,391	4.51%
Environmental Industries	6,059,094	1.61%
Healthcare & Pharmaceuticals	43,899,075	11.67%
High Tech Industries	51,033,531	13.57%
Hotel, Gaming & Leisure	33,467,540	8.90%
Media: Advertising, Printing & Publishing	43,812,544	11.65%
Media: Diversified & Production	6,275,083	1.67%
Metal & Mining	2,700,000	0.72%
Retail	14,450,450	3.84%
Services: Business	39,208,006	10.43%
Services: Consumer	21,489,590	5.71%
Telecommunications	22,419,108	5.96%
Transportation: Consumer	10,121,982	2.69%
Total senior secured debt investments, North America (cost of $364,986,122)	367,240,804	97.65%
Corporate bonds:
Banking, Finance, Insurance & Real Estate	3,017,403	0.80%
Total corporate bonds, North America (cost $2,997,150)	3,017,403	0.80%
Common stocks:
Banking, Finance, Insurance & Real Estate	1,980,821	0.53%
Total common stocks, North America (cost of $2,135,263)	1,980,821	0.53%
Europe
Senior secured debt investments:
Media: Broadcasting & Subscription	1,851,660	0.49%
Total senior secured debt investments, Europe (cost of $1,841,598)	1,851,660	0.49%
Australia
Senior secured debt investments:
Hotel, Gaming & Leisure	1,981,670	0.53%
Total senior secured debt investments, Australia (cost of $1,980,000)	1,981,670	0.53%
Total investments of Combined Funds (cost of $373,940,133)	$376,072,358	100.00%

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

In addition to the above senior secured and unsecured debt and equity investments, as of September 30, 2014 the Combined Funds have open short positions on equities in the amount of $3,138,808, all of which are in companies located in North America in the banking and finance industry.
Derivative Instruments of Combined Funds
In the normal course of business, FSOF utilizes derivative instruments in addition to its investments in debt and equity securities in connection with its proprietary trading.  Derivative instruments derive their value based upon an underlying asset, index or reference rate.   The derivative instruments held by FSOF do not qualify for hedge accounting under the accounting standards for derivatives and hedging.  To date, FSOF derivative activities have been limited to total return swaps and total derivative assets at fair value at September 30, 2014 were $155,240.
Total return swaps expose FSOF to credit risk that is not shown within the Combined Statements of Financial Condition.  A total return swap is an agreement between two parties in which one party pays the total positive return on an underlying asset while the other party pays a fixed or variable rate payment plus any negative total returns on the referenced asset.  As of September 30, 2014, FSOF is party to total return swaps indexed to five senior secured debt investments.
All derivative positions are reported in the Combined Statements of Financial Condition at fair value and any change in fair value is reflected in net change in unrealized appreciation (depreciation) of derivative instruments of Combined Funds. The fair value of total return swaps is derived using third party data, if such data is available, or the estimated fair value of the underlying securities. Investments in derivative contracts are recognized on a gross basis in the Combined Statements of Financial Condition.
As of September 30, 2014, FSOF had $11,600,000 of notional exposure under its total return swaps and had posted collateral in the amount of $4,570,487 which represents the maximum exposure for loss related to the total return swaps as of September 30, 2014.  FSOF pays a fixed rate in exchange for the total return (interest and capital gains and losses) of five referenced assets.  For the three and nine months ended September 30, 2014, FSOF recorded unrealized appreciation and realized gains of $155,240 and $63,089, respectively, in connection with all total return swaps.
Fair Value Measurements
ASC 820 – Fair Value Measurements and Disclosures ("ASC 820") – defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
Assets and liabilities recorded at fair value in the Company's combined financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.

•
Level 3 — Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Company's capital markets group obtains and analyzes readily available market quotations provided by independent pricing services for all of the Combined Funds' senior secured debt investments and derivatives. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations. In order to validate market quotations, the capital markets group looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. If the quotation provided by the pricing service is based on only one market source, the Company corroborates such information by comparing the value to a third party broker quotation that makes a market in the asset. The value obtained from the pricing service is used to measure fair

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

value unless the difference in price between the two sources is in excess of the Company's established tolerance level, in which case the third party broker quotation is used. If neither the pricing services nor the third party brokers are able to obtain any quoted prices, the Company may utilize independent third party valuation specialists. As of September 30, 2014, the fair values of senior secured debt investments and derivatives were measured using unadjusted quotations from pricing services. When determining the fair value of publicly traded equity securities, the Company uses the unadjusted closing price as of the valuation date on the primary market or exchange on which they trade.
The following table presents the financial instruments carried at fair value as of September 30, 2014, by caption on the Company's Combined Statement of Financial Condition for each of the levels of hierarchy established by ASC 820:

Assets	Level 1	Level 2	Level 3	Total
Senior secured debt investments held by Combined Funds	$—	$—	$371,074,134	$371,074,134
Common stock	1,980,821	—	—	1,980,821
Corporate bonds	—	3,017,403	—	3,017,403
Derivative instruments - Total return swaps	—	—	155,240	155,240
	$1,980,821	$3,017,403	$371,229,374	$376,227,598

Liabilities	Level 1	Level 2	Level 3	Total
Due to former members	$—	$—	$1,379,214	$1,379,214
Securities sold short by Combined Funds	3,138,808	—	—	3,138,808
	$3,138,808	$—	$1,379,214	$4,518,022
The following table presents the financial instruments carried at fair value as of December 31, 2013, by caption on the Company's Combined Statement of Financial Condition for each of the levels of hierarchy established by ASC 820:

Liability	Level 1	Level 2	Level 3	Total
Due to former member	$—	$—	$2,093,437	$2,093,437
When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

The following tables provide a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three months ended September 30, 2014:

	Senior Secured Debt Investments of Combined Funds	Derivative Instruments - Total Return Swaps	Total
Fair value at June 30, 2014	$159,854,778	$—	$159,854,778
Purchases of investments	278,152,312	—	278,152,312
Sales of investments	(64,145,182)	—	(64,145,182)
Principal payments on debt investments	(4,343,448)	—	(4,343,448)
Accretion of original issue discount on debt investments	104,728	—	104,728
Net realized gain on investments of Combined Funds	506,148	—	506,148
Net change in unrealized appreciation on investments and derivative instruments of Combined Funds	944,798	155,240	1,100,038
Fair value at September 30, 2014	$371,074,134	$155,240	$371,229,374
Net unrealized appreciation/depreciation relating to Level 3 assets and liabilities still held at September 30, 2014 and reported within net unrealized appreciation/depreciation in the Combined Statements of Income for the three months ended September 30, 2014	$1,154,659	$155,240	$1,309,899
The following tables provide a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the nine months ended September 30, 2014:

	Senior Secured Debt Investments of Combined Funds	Derivative Instruments - Total Return Swaps	Total
Fair value at December 31, 2013	$—	$—	$—
Purchases of investments	522,311,586	—	522,311,586
Sales of investments	(149,438,830)	—	(149,438,830)
Principal payments on debt investments	(5,282,244)	—	(5,282,244)
Accretion of original issue discount on debt investments	160,000	—	160,000
Net realized gain on investments of Combined Funds	1,158,120	—	1,158,120
Net change in unrealized appreciation on investments and derivative instruments of Combined Funds	2,165,502	155,240	2,320,742
Fair value at September 30, 2014	$371,074,134	$155,240	$371,229,374
Net unrealized appreciation/depreciation relating to Level 3 assets and liabilities still held at September 30, 2014 and reported within net unrealized appreciation/depreciation in the Combined Statements of Income for the nine months ended September 30, 2014	$2,266,414	$155,240	$2,421,654

	Due to Former Members
	September 30, 2014	September 30, 2013
Fair value at beginning of period	$2,093,437	$3,079,431
Current period additions	1,799,423	—
Current period payments	(2,694,509)	(647,286)
Fair value adjustments	180,863	(250,772)
Fair value at end of period	$1,379,214	$2,181,373

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

Significant Unobservable Inputs for Level 3 Financial Instruments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 financial instruments, which are carried at fair value as of September 30, 2014:

Assets	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Senior secured debt investments held by Combined Funds	$371,074,134	Independent pricing services and/or broker quotes	N/A	N/A	N/A
Derivative instruments - Total return swaps	155,240	Independent pricing services and/or broker quotes	N/A	N/A	N/A
Total	$371,229,374

Liability	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Due to former member	$1,379,214	Discounted cash flow approach	Discount rate	10%	10%
			Part I Fee estimated future payments	$1,502,274 - $1,502,274	$1,502,274
Total	$1,379,214
The following tables provide quantitative information related to the significant unobservable inputs for Level 3 liabilities, which were carried at fair value as of December 31, 2013:

Liability	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Due to former member	$2,093,437	Discounted cash flow approach	Discount rate	10%	10%
			Part I Fee estimated future payments	$2,269,621 - $2,269,621	$2,269,621
Total	$2,093,437
Under the discounted cash flow approach the significant unobservable inputs is the Part I Fee estimated future payments. Significant increases or decreases in this input in isolation may result in a significantly higher or lower fair value measurement, respectively. The discount rate is fixed by contract and not subject to change.
Financial Instruments Disclosed, But Not Carried At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2014 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Loan payable	$4,000,000	$4,147,144	$—	$—	$4,147,144
Notes payable of Combined Funds	213,488,434	213,488,434	—	—	213,488,434
Total	$217,488,434	$217,635,578	$—	$—	$217,635,578
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2013 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Loan payable	$4,000,000	$4,000,000	$—	$—	$4,000,000
The Company utilizes a bond yield approach to estimate the fair values of its loan payable, which are included in Level 3 of the hierarchy. Under the bond yield approach, the Company uses its incremental borrowing rate to determine the present

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

value of the future cash flows streams related to the liability. The carrying values of notes payable of the Combined Funds approximates their fair values and are included in Level 3 of the hierarchy.
Note 4. Due from Affiliates
In the normal course of business, the Company pays certain expenses on behalf of the BDCs, primarily for travel and other costs associated with particular portfolio company holdings of the BDCs, for which it is reimbursed. Such expenses, in the amounts of $1,922,102 and $2,060,367 at September 30, 2014 and December 31, 2013, respectively, are not an obligation of the Company and are recorded as due from affiliates at the time of disbursement (see Note 10). Also included in due from affiliates at December 31, 2013 is $1,760,000 from the landlord (a related party — see Note 10) of the Company's new corporate headquarters. Such amount was received in June 2014.
Note 5. Fixed Assets
Fixed assets consist of the following:

	September 30, 2014	December 31, 2013
Furniture, fixtures and equipment	$3,882,054	$1,568,550
Leasehold improvements	7,836,243	111,779
Construction in progress	—	698,568
	11,718,297	2,378,897
Less: accumulated depreciation and amortization	(1,410,964)	(942,216)
	$10,307,333	$1,436,681
Construction in progress relates to the Company's new corporate headquarters located in Greenwich, CT which was completed in July 2014, at which time the Company took possession of the premises. In connection with the related lease, the landlord (a related party — see Note 10) contributed $1,760,000 towards the construction, which totaled approximately $7,700,000.
Depreciation and amortization expense related to fixed assets for the three and nine months ended September 30, 2014 was $350,342 and $468,749, respectively. Depreciation and amortization expense related to fixed assets for the three and nine months ended September 30, 2013 was $51,664 and $153,592, respectively.
Note 6. Other Assets
Other assets consist of the following:

	September 30, 2014	December 31, 2013
Security deposits	$953,375	$953,375
Deferred offering costs (see Note 12) (a)	3,704,720	—
Fractional interest in aircraft (b)	1,368,200	1,540,900
Other	248,412	158,700
	$6,274,707	$2,652,975
__________________

(a)	Included in this amount is $3,349,270 which represents unpaid deferred offering costs as of September 30, 2014 and recorded within accounts payable and accrued expenses.

(b)
In November 2013, the Company entered into an agreement that entitled it to the use of a corporate aircraft for five years. The amount paid, less the estimated trade-in value, is being amortized on a straight-line basis over the expected five-year term of the agreement. Amortization expense for the three and nine months ended September 30, 2014 was $58,199 and $172,700, respectively.

Note 7. Due to Former Members
On November 5, 2010, the Company entered into a separation agreement with a member that provides for (i) the repurchase of the member's pro rata share of Part I Fees based on a formula, as defined in the agreement, over a five year period ending on September 30, 2015, and (ii) upon the closing of a sale transaction of the Company, the allocation by the managing member to the former member of any proceeds from the sale up to a maximum of $6,000,000. Accordingly, the Company

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

recorded a liability for the present value of the expected future payments of the member's pro rata share of Part I Fees as of the date of the agreement and has adjusted this liability to fair value at each reporting date. Included in compensation expense for the three and nine months ended September 30, 2014 and 2013 are fair value adjustments related to this liability that increased/(decreased) compensation expense in the amounts of $44,291 and $180,863 and ($197,314) and ($250,772), respectively. Amounts due to this former member totaled $1,379,214 and $2,093,437 at September 30, 2014 and December 31, 2013, respectively.
In addition, the Company will recognize compensation expense in the amount of approximately $144,000 upon the closing of a sale transaction representing the fair value of vested equity-based awards. Any amounts paid to the former member in excess of fair value of the award will be accounted for as a distribution with a corresponding offset to members' equity.
On May 17, 2014, the Company entered into a separation agreement with a member that provides for (i) the repurchase of the member's pro rata share of Part I Fees for $1,713,802, and (ii) upon the closing of a sale transaction of the Company, the allocation by the managing member to the former member of a portion of net proceeds from the sale. In connection with the agreement to repurchase the former member's interest, the Company recognized compensation expense in the amount of $2,599,803, representing the amount paid and the reclassification of amounts previously recorded as distributions since December 1, 2012, as the award was forfeited prior to vesting. In addition, the Company recognized compensation expense in the amount of approximately $2,327,548 in connection with the reallocation to the managing member of the former member's forfeited interest. Such amount represents the fair value of the interest in the amount of $4,035,926, as determined by an independent third party appraisal, net of the cash paid on July 3, 2014 in the amount of $1,713,802.
Note 8. Debt
Loan Payable — Debt Obligation of the Company
On October 7, 2013, the Company borrowed $4,000,000 from the Department of Economic and Community Development (the "DECD") of the State of Connecticut. Proceeds from the loan are being utilized to fund the build-out costs of the Company's new headquarters in Greenwich, CT. The loan bears interest at a fixed rate of 2.5% per annum and matures on November 21, 2023 and requires interest-only payments through November 1, 2017, at which point monthly payments of principal and interest are required until maturity or such time that the loan is repaid in full. As security for the loan, the Company has granted the State of Connecticut a blanket interest in the Company's personal property, subject only to prior security interests permitted by the State of Connecticut. For the three and nine months ended September 30, 2014, interest expense related to this loan in the amounts of $25,206 and $74,795 are included in interest and other income (expense), net in the Combined Statements of Income.
Outstanding principal amounts related to this loan maturing over the next five years are as follows:

2014	$—
2015	—
2016	—
2017	51,551
2018	627,050
Under the terms of the agreement, the Company may be eligible for forgiveness of up to $3,000,000 of the principal amount of the loan based on certain job creation milestones within four years of the execution of the loan documents, as mutually agreed to by the Company and the DECD. If the Company is unable to meet these job creation milestones within the allotted timeframe, the DECD may impose a penalty upon the Company in an amount equal to $78,125 per job below the required amount. To date, no penalties have been assessed by the DECD.
In addition, as part of the agreement with the DECD, the Company is eligible to receive up to $500,000 to fund job training programs that are jointly developed based on the Company's training needs, as well as up to $500,000 for the installation of a fuel cell, wind or solar powered energy system at the Company's Connecticut headquarters. The Company applied for and received both grants as of September 30, 2014.

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

Notes Payable of Combined Funds
SLF I
On February 18, 2014, SLF I, included in the Fifth Street Management Group, entered into a Loan and Security Agreement ("SLF I Agreement") with respect to a five year credit facility ("SLF I Facility") with Wells Fargo Bank, as Class A Lender and Collateral Agent, Deutsche Bank AG, as Class B Lender, and Wells Fargo Securities, LLC, as administrative agent.
The facility extended by the Class A Lender ("Class A Facility") permits up to $141.8 million of borrowings (subject to collateral and other requirements) that bear interest at a rate of LIBOR plus 2.40% per annum. The maturity date of the Class A facility is February 18, 2019.
The facility extended by the Class B Lender ("Class B Facility") permits up to $30.0 million of borrowings (subject to collateral and other requirements) that bear interest at a fixed rate of 7.5% per annum until August 18, 2014, a variable interest rate equal to LIBOR plus 7.5% per annum from that date until February 18, 2015 and a variable interest rate of LIBOR plus 12% per annum thereafter. The maturity date of the Class B facility is February 18, 2019.
As collateral manager under the SLF I Facility, the Company earns a senior collateral management fee at a rate equal to 0.25% per annum and a subordinated collateral management fee at a rate equal to 0.15% per annum, calculated based on the average principal balance of loans originated during the applicable period.
As of September 30, 2014, $116,109,577 was outstanding under the Class A Facility and $21,500,000 was outstanding under the Class B Facility, which are included in notes payable of the Combined Funds in the Combined Statements of Financial Condition. For the three and nine months ended September 30, 2014, interest expense related to the SLF I Facility was $1,110,686 and $2,060,861, respectively.
SLF II
On August 19, 2014, SLF II, included in the Fifth Street Management Group, entered into a Loan and Security Agreement ("SLF II Agreement") with respect to an eight year credit facility ("SLF II Facility") with Natixis, New York Branch, as Administrative Agent, U.S. Bank National Association as collateral agent.
The facility extended by the Class A Lender ("Class A Facility") permits up to $200.0 million of borrowings (subject to collateral and other requirements) that bear interest at a rate of fixed rate of 1.90% per annum. The maturity date of the Class A facility is August 19, 2022.
The facility extended by the Class B Lender ("Class B Facility") permits up to $42.1 million of borrowings (subject to collateral and other requirements) that bear interest at a rate of Libor plus 5.0% per annum. The maturity date of the Class B facility is August 19, 2022.
The facility extended by the Class C Lender ("Class C Facility") permits up to $12.2 million of borrowings (subject to collateral and other requirements) that bear interest at a rate of Libor plus 6.5% per annum. The maturity date of the Class C facility is August 19, 2022.
As collateral manager under the SLF II Facility, the Company earns a senior collateral management fee at a rate equal to 0.25% per annum and a subordinated collateral management fee at a rate equal to 0.175% per annum, calculated based on the average principal balance of loans originated during the applicable period.
As of September 30, 2014, $43,878,857 was outstanding under the Class A Facility, $24,796,613 was outstanding under the Class B Facility, and $7,203,387 was outstanding under the Class C Facility which are included in notes payable of the Combined Funds in the Combined Statements of Financial Condition. For the three months ended September 30, 2014, interest expense related to the SLF II Facility was $480,376.
Note 9. Commitments and Contingencies
Leases
The Company leases office space in various locations throughout the United States and maintains its headquarters in Greenwich, CT. On July 22, 2013, the Company entered into a lease agreement with a related party (see Note 10) for office space in Greenwich, CT that expires on September 30, 2024. Other non-cancelable office leases in other locations expire through 2019. The Company's rental lease agreements are generally subject to escalation provisions on base rental payments, as well as certain costs incurred by the property owner and are recognized on a straight-line basis over the term of the lease agreements.

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

In July 2014, the Company terminated the non-cancelable operating lease for its White Plains, NY office. Under the terms of the agreement with the landlord, the Company paid an early termination fee of $617,000 and is obligated to pay rent through November 30, 2015. Accordingly, the Company has recognized an additional expense in the amount of $459,000 representing the fair value of the remaining lease obligation.
In August 2014, the Company sublet its former office in Greenwich, CT. In connection therewith, the Company has recognized an expense in the amount of $197,000 representing the fair value of the remaining lease obligation.
Guarantee
On August 1, 2013, the Company entered into an agreement whereby FSC, Inc. and FSC CT guaranteed a commercial mortgage loan in the amount of $26,000,000 issued by a financial institution to an entity owned by the managing member. The loan matures on August 1, 2023 and requires monthly interest payments throughout the term with monthly principal payments beginning on September 2, 2014 through the maturity date. Interest on the loan accrues at a rate of LIBOR plus 1.85% per annum. This guarantee was terminated on September 24, 2014.
Capital Commitments
As of September 30, 2014, the Company had aggregate unfunded capital commitments of approximately $150,000 related to its equity investment in SLF I.
Unfunded Commitments of Combined Funds
As of September 30, 2014, the Combined Funds had approximately $5,343,000 in unfunded commitments related to the senior secured debt investments.
Litigation
From time to time, the Company may be involved in litigation and claims incidental to the conduct of the Company's business. The Company may also be subject, from time to time, to reviews, inquiries and investigations by regulatory agencies that have regulatory authority over the Company's business activities. The Company is currently not subject to any pending judicial, administrative or arbitration proceedings that are expected to have a material impact on the Company's combined results of operations or financial condition.
Note 10. Related Party Transactions
All of the Company's revenue is earned from its affiliates, including management fees, performance fees and other fees.
For the three months ended September 30, 2014 and 2013, the Company earned $23,091,676 and $16,861,209, respectively, in management fees relating to services provided to the BDCs. For the nine months ended September 30, 2014 and 2013, the Company earned $68,340,333 and $46,959,938, respectively in management fees relating to services provided to the BDCs. As of September 30, 2014 and December 31, 2013, management fees receivable in the amounts of $23,091,676 and $21,409,763, are due from the BDCs. During the three months ended September 30, 2014 and 2013, the Company voluntarily waived $378,890 and $0 of management fees to the BDCs, respectively. During the nine months ended September 30, 2014 and 2013, the Company voluntarily waived $841,715 and $2,321,986 of management fees to the BDCs, respectively.
During the nine months ended September 30, 2014, the Company recorded a reduction of management fees in the amount of $195,816 relating to an adjustment to appropriately reflect cumulative management fees charged to Fund II. During the three and nine months ended September 30, 2013, the Company earned $30,173 and $89,874, respectively, in management fees relating to services provided to Fund II. As of September 30, 2014 and December 31, 2013, there were no management fees receivable from Fund II.
Performance fees earned for the three and nine months ended September 30, 2014 totaled $139,049. No performance fees were earned during the three and nine months ended September 30, 2013.
Receivables for reimbursable expenses are included within due from affiliates and totaled $1,922,102 and $2,060,367 at September 30, 2014 and December 31, 2013, respectively.
The Company also has entered into administration agreements with the BDCs under which the Company provides administrative services for the BDCs, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, the Company also performs or oversees the performance of the BDCs required administrative services, which includes being responsible for the financial records which the BDCs are required to maintain and preparing reports to the BDCs' stockholders and reports filed with the Securities and Exchange Commission. In

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

addition, the Company assists each of the BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to the each of the BDC's stockholders, and generally overseeing the payment of each of the BDC's expenses and the performance of administrative and professional services rendered to such BDC by others. For providing these services, facilities and personnel, the BDCs reimburse the Company the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreement, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, the Company. Included in Revenues — other fees in the Combined Statements of Income for the three and nine months ended September 30, 2014 and 2013 were $2,187,933 and $4,205,987 and $753,768 and $3,188,954, respectively, related to amounts charged for the above services provided to the BDCs. The Company may also provide, on the BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements may be terminated by either the Company or the BDC without penalty upon 60 days' written notice to the other party.
On July 22, 2013, the Company entered into a lease agreement for office space for its headquarters in Greenwich, CT. The landlord is an entity controlled by the managing member. The lease agreement requires monthly rental payments at market rates, expires on September 30, 2024 and can be renewed at the request of the Company for two additional five year periods. Rental payments under this lease of approximately $2,000,000 per year began on October 11, 2014.
The Company's fractional interest in a corporate aircraft is used primarily for business purposes. Occasionally, certain of the members have used the aircraft for personal use. The Company charges these members for such personal use based on market rates. Such charges were not material for the three and nine months ended September 30, 2014 and 2013.
Included in due to affiliates at December 31, 2013 is $2,542,333 related to cash held by the Company in connection with a liability of an uncombined affiliate. Such amount was returned to the affiliate in June 2014. Also included in due to affiliates at September 30, 2014 and December 31, 2013 is $143,130 and $129,001, respectively, related to purchased interests of non-equity members (see Note 11).
As of September 30, 2014 and December 31, 2013, amounts due to and from affiliates were comprised of the following:

	September 30, 2014	December 31, 2013
Management fees receivable:
Base management fees receivable - BDCs	$12,847,284	$12,355,341
Part I Fees receivable - BDCs	10,244,392	9,054,422
	$23,091,676	$21,409,763

Performance fees receivable:
Part II Fees receivable - BDCs	$54,826	$—
	$54,826	$—

Due from affiliates:
Reimbursed expenses due from the BDCs	$1,922,102	$2,060,367
Due from members for personal use of corporate aircraft	—	11,359
Due from employees	23,493	14,672
Due from landlord for construction costs	—	1,760,000
Other amounts due from affiliated entities	10,287	2,093
	$1,955,882	$3,848,491

Due to affiliates:
Cash held on behalf of Fund II	$—	$2,542,333
Due to non-equity members for purchase of interests	143,130	129,001
	$143,130	$2,671,334

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

Note 11. Members' Equity and Equity-Based Compensation
Prior to December 1, 2012, interests in the Company's Part I Fees that were granted and/or sold to members (other than the managing member) were accounted for as liabilities using the intrinsic-value method as these interests are subject to repurchase in the event of the member's termination of employment, at a formula-based price (as defined in the then existing operating agreement) determined by the member's pro rata share of Part I Fees. In addition, the redemption amounts were exclusive of any accumulated undistributed earnings associated with the member's interests, which were also required to be paid to a former member.
Effective December 1, 2012, the operating agreement was amended to include a retirement eligibility vesting clause for then existing members ("equity members"). Members admitted after December 1, 2012, are considered non-equity members as their interests do not include the retirement eligibility clause and will be accounted for as liabilities using the intrinsic-value method consistent with the above. The previous amounts paid by the equity members prior to December 1, 2012 for these interests, totaling $2,065,664, which had been accounted for as a liability, were reclassified to members' equity with payments subsequent to December 1, 2012 accounted for as distributions from equity. The fair value of these awards at that date in the amount of $15,187,787, net of cash paid for the awards, as determined by an independent third party appraisal, is being amortized on a straight-line basis over the period to retirement eligibility.
During the period January 1, 2013 through September 30, 2014 the following transactions were consummated:

•
On January 1, 2013, the managing member sold a portion of his Part I Fee to an employee for $82,141. Such interest did not include the retirement eligibility clause and was accounted for as a liability as discussed above and the employee is now considered a "non-equity member." The amount paid by the non-equity member, which is refundable upon termination of employment after completing six years of service, is included in due to affiliates with a corresponding distribution to the managing member. On April 1, 2013, the managing member granted an additional Part I Fee to this same non-equity member. Such interest did not include the retirement eligibility clause and is being accounted for as a liability as discussed above. Accordingly, distributions for the three and nine months ended September 30, 2014 in the amounts of $24,659 and $68,070, respectively, and for the three and nine months ended September 30, 2013 in the amounts of $17,843 and $55,989, respectively, are included in compensation expense.

•
On April 1, 2013, the managing member granted a Part I Fee to an employee. Such interest did not include the retirement eligibility clause and is being accounted for as a liability as discussed above and the employee is considered a non-equity member. Accordingly, distributions for the three and nine months ended September 30, 2014 in the amounts of $33,784 and $101,866, respectively, and for the three and nine months ended September 30, 2013 in the amounts of $30,171 and $64,234, respectively, are included in compensation expense.

•
On April 1, 2013, the managing member granted additional Part I Fees to two equity members. As the interests include the retirement eligibility clause, they have been accounted for as equity awards. The fair value of the awards at that date in the amount of $184,213, net of cash paid for the awards, as determined by an independent third party appraisal, is being amortized on a straight-line basis over the period to retirement eligibility. Included in compensation expense for the three and nine months ended September 30, 2014 in the amounts of $2,980 and $8,938, respectively, and for the three and nine months ended September 30, 2013 in the amounts of $3,972 and $7,944 of amortization relating to these equity-classified awards. As of September 30, 2014, unrecognized compensation cost in the amount of $163,359 relating to these equity-classified awards is expected to be recognized over a period of approximately 14 years.

•
On July 17, 2013, the Company sold additional Part I Fees to seven equity members for a total of $505,597. As the interests include the retirement eligibility clause, they have been accounted for as equity awards. The fair value of the awards at that date in the amount of $3,639,150 (net of subsequent forfeitures in the amount of $325,587), net of cash paid for the awards, as determined by an independent third party appraisal, is being amortized on a straight-line basis over the period to retirement eligibility. Included in compensation expense for the three and nine months ended September 30, 2014 in the amounts of $96,900 and $290,796, respectively, and for the three and nine months ended September 30, 2013 in the amounts of $65,299 of amortization relating to these equity-classified awards. As of September 30, 2014, unrecognized compensation cost in the amount of $3,195,307 relating to these equity-classified awards is expected to be recognized over a period of approximately 12 years.

•
On July 17, 2013, the Company sold additional Part I Fees to two non-equity members and two employees for a total of $46,860. Such interests did not include the retirement eligibility clause and have been accounted for as liabilities as discussed above. Accordingly, distributions for the three and nine months ended September 30, 2014 in the amounts of $21,100 and $49,814, respectively, and for the three and nine months ended September 30, 2013 in the amounts of

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

$10,491, respectively, are included in compensation expense. The amounts paid, which are refundable upon termination of employment after completing six years of service, are included in due to affiliates.

•
On December 31, 2013, the managing member sold a portion of his Part I Fees to an equity member for $350,000. As the interest includes the retirement eligibility clause, it has been accounted for as an equity award. The amount paid has been accounted for as a capital contribution with a corresponding distribution to the managing member. The fair value of the award at that date, net of cash paid for the award, in the amount of $40,726, as determined by an independent appraisal, is being amortized on a straight-line basis over the period to retirement eligibility which is expected to be approximately 12 years.

•
On December 31, 2013, the managing member and another member sold a portion of their Part I Fees to an equity member for $56,800. As the interest includes the retirement eligibility clause, it has been accounted for as an equity award. The amount paid by the equity member has been accounted for as a capital contribution with corresponding distributions to the managing member and the equity member. The fair value of the award at that date in the amount of $735,800, net of cash paid for the award, as determined by an independent third party appraisal, is being amortized on a straight-line basis over the period to retirement eligibility which is expected to be approximately 12 years. Included in compensation expense for the three and nine months ended September 30, 2014 in the amounts of $16,621 and $49,863, respectively, of amortization relating to these equity-classified awards. As of September 30, 2014, unrecognized compensation cost in the amount of $685,937 relating to these equity-classified awards is expected to be recognized over a period of approximately 12 years.

•
On January 1, 2014, the members, on a pro rata basis, sold a portion of their Part I Fees to an employee for $14,129. Such interest did not include the retirement eligibility clause and has been accounted for as a liability as discussed above. Accordingly, distributions for the three and nine months ended September 30, 2014 in the amounts of $5,250 and $8,391, respectively, are included in compensation expense. The amount paid, which is refundable upon termination of employment after completing six years of service, is included in Due to Affiliates.

The following table summarizes activity for the nine months ended September 30, 2014 and 2013 with respect to the Company's equity classified awards:

Balance at December 31, 2012	$15,057,283
Amortization of granted and purchased interests	(1,254,961)
Balance at September 30, 2013	$13,802,322

Balance at December 31, 2013	$18,243,398
Fair value of purchased interest	4,035,926
Cash received for purchased interest	(1,708,378)
Amortization of granted and purchased interests	(3,815,194)
Balance at September 30, 2014	$16,755,752
Included in compensation expense for the nine months ended September 30, 2014 and 2013 is $3,815,194 and $1,254,961, respectively, of amortization relating to the above equity-classified awards. Included in compensation expense for the three months ended September 30, 2014 and 2013 is $450,223 and $467,968, respectively, of amortization relating to the above equity-classified awards.
As of September 30, 2014, unrecognized compensation cost in the amount of $16,755,752 relating to these equity-based awards is expected to be recognized over a period of approximately 12 – 14 years.
The following table summarizes activity for the nine months ended September 30, 2014 and 2013 with respect to the Company's liability classified awards:

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

Balance at December 31, 2012	$—
Cash received for purchased interests	129,001
Compensation expense	130,714
Payment of liabilities	(130,714)
Balance at September 30, 2013	$129,001

Balance at December 31, 2013	$129,001
Cash received for purchased interests	14,129
Compensation expense	228,140
Payment of liabilities	(228,140)
Balance at September 30, 2014	$143,130
Certain member interests are subject to repurchase in the event of the member's termination of employment, at a formula-based price (as defined) determined by the member's pro rata share of Part I Fees. In addition, the Company will recognize compensation expense in the amount of approximately $450,000 upon the closing of a sale transaction representing the fair value of vested equity-based awards. Any amounts paid in excess of fair value of the award will be accounted for as a distribution with a corresponding offset to members' equity.
Note 12. Subsequent Events
The Company has evaluated subsequent events through the date of issuance of these combined financial statements and has determined the following events require disclosure:
Reorganization and Initial Public Offering
In connection with the initial public offering (the "IPO") of shares of Class A common stock of Fifth Street Asset Management Inc. ("FSAM"), the Company reorganized its capital structure and equity interests. As part of the reorganization, the existing members of the Company exchanged their equity interests for limited partner interests in a new entity, Fifth Street Holdings L.P., ("Fifth Street Holdings") which became the sole owner of the reorganized Fifth Street Management Group. As discussed below, substantially all of the proceeds from the IPO were used by FSAM to purchase a 12.0% interest in Fifth Street Holdings L.P. from its limited partners and FSAM is subject to corporate-level income taxes. The reorganization, which occurred immediately prior to the IPO, was effectuated as follows:

•	FSC CT, FSC, Inc. and its subsidiaries FSC LLC and FS Transportation, FSC Midwest and FSC West, all wholly-owned by LMT, were converted into limited liability companies and contributed to FSM;

•	The members of FSCO GP contributed 100% of their membership interests to Fifth Street Holdings in exchange for Holdings LP Interests;

•	The members of FSM contributed 100% of their membership interests to Fifth Street Holdings in exchange for Holdings LP Interests; and

•	The Principals contributed the general partnership interests of Fifth Street Holdings to the FSAM in exchange for 100% of FSAM Class B common stock.

As a result of the above, FSAM became the general partner of Fifth Street Holdings, which was also organized to be a holding company for FSM and FSCO GP. As a holding company, the FSAM will conduct all of its operations through FSM and FSCO GP, wholly-owned subsidiaries of Fifth Street Holdings. FSM and FSCO GP will continue to conduct all of the Company's business activities (formerly conducted by the Fifth Street Management Group), including the provision of management services to FSC, FSFR and other affiliated funds.
In connection with the reorganization, FSAM entered into an exchange agreement with the Fifth Street Holdings Limited Partners that grants each Fifth Street Holdings Limited Partner and certain permitted transferees the right, beginning two years after the closing of the IPO and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's limited partnership interests for shares of Class A common stock of FSAM, par value $0.01 per share (the "Class A Common Stock") on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. As a result, each Fifth Street Holdings Limited Partner, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into FSAM Class A Common Stock that can more readily be sold in the public markets.

Fifth Street Management Group
(Predecessor to Fifth Street Asset Management Inc.)
Notes to Combined Financial Statements
For the Nine Months Ended September 30, 2014
(unaudited)

On November 4, 2014, FSAM issued 6,000,000 shares of Class A Common Stock in the IPO at a price of $17.00 per share. Total proceeds from the IPO, net of underwriting discounts, were $95.9 million before offering expenses of $3.7 million payable by FSAM and were used to purchase a 12.0% limited partnership interest of Fifth Street Holdings from its limited partners. Following the IPO, the FSAM will consolidate the financial results of Fifth Street Holdings, its consolidated subsidiaries and certain Combined Funds.
Our purchase of Holdings LP Interests concurrent with our IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of our Class A common stock pursuant to the Exchange Agreement is expected to result in increases in our share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the TRA Recipients that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize (or, under certain circumstances, are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement.
On October 29, 2014, FSM issued notes payable to certain of its previous members in satisfaction of remaining undistributed earnings from inception through the date of the IPO in an aggregate amount of approximately $14.0 million, subject to finalization in connection with its year-end audit and the year-end audits of FSC and FSFR, as well as the completion of the associated tax returns. The Company intends to use the Credit Facility to repay all amounts owed under these notes payable in the fourth quarter of 2014 and first quarter of 2015.
Credit Facility
On November 4, 2014, Fifth Street Holdings entered into an unsecured revolving credit facility which matures on November 4, 2019 with certain lenders party thereto from time to time and Sumitomo Mitsui Banking Corporation, as administrative agent and joint lead arranger, and Morgan Stanley Senior Funding, Inc, as syndication agent and joint lead arranger. The revolving credit facility provides for $176 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the new revolving credit facility will initially accrue interest at an annual rate of LIBOR plus 2.00% and that the unused commitment fee under the facility will be 0.30% per annum. The new revolving credit facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. The new revolving credit facility has a term of five years.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the combined financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q and our prospectus dated October 29, 2014 filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on October 30, 2014 and the audited combined financial statements contained therein. The historical financial data discussed below reflect the historical results of operations and financial condition of the Fifth Street Management Group, our accounting predecessor, and do not give effect to our reorganization and initial public offering, which closed on November 4, 2014.
Unless the context otherwise requires, references to "we," "us," "our," and "the Company" are intended to mean the business and operations of Fifth Street Asset Management Inc. and its consolidated subsidiaries since the consummation of the in connection with our initial public offering on November 4,2014. When used in the historical context (i.e., prior to November 4, 2014), these terms are intended to mean the business and operations of Fifth Street Management Group.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments and consequently totals may not appear to sum. The highlights listed below have had significant effects on many items within our combined financial statements and affect the comparison of the current period's activity with those of prior periods.
Our Business
We are a leading alternative asset manager with over $6.0 billion of assets under management. We provide innovative and flexible financing solutions to small and mid-sized companies across their capital structure, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $500 million. From December 31, 2010 to September 30, 2014, our assets under management grew at a compound annual growth rate of 58.2%. As of September 30, 2014, approximately 90% of our assets under management reside in publicly traded permanent capital vehicles, consisting of FSC and FSFR.
Our direct origination platform is sustained by strong relationships with over 300 private equity sponsors. We believe we are differentiated from other alternative asset managers by our structuring flexibility, financial strength and a reputation for delivering on commitments. We provide innovative and customized credit solutions across the capital structure, including one-stop financing, unitranche debt, senior secured debt, mezzanine debt, equity co-investments, healthcare asset-backed lending and venture debt financing. Our platform targets loans for investment of up to $250 million and will structure and syndicate loans of up to $500 million. We were named the 2014 "Senior Lender of the Year" by the Association for Corporate Growth (ACG) New York Chapter and The M&A Advisor, the 2013 "Lender Firm of the Year" by The M&A Advisor and the 2013 "Lender of the Year" by Mergers & Acquisitions Magazine.
Since Fifth Street's founding in 1998, we have grown into an asset manager with over 90 employees, approximately half of which are investment professionals. Our management team has a proven 16-year track record across market cycles using a disciplined investment process. Our growth has been facilitated through a scalable operating platform. Our revenues, net income attributable to controlling interests in Fifth Street Management Group and adjusted net income for the nine months ended September 30, 2014 were $72.5 million, $38.1 million and $46.8 million, respectively, which represented an increase of 44.3%, 53.8% and 47.8%, respectively, compared to the nine months ended September 30, 2013.
Historical Organization and Basis of Presentation
The historical combined financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the discussion herein of the historical results of operations and financial condition are presented for the Fifth Street Management Group. Prior to our reorganization and initial public offering ("IPO"), we operated our investment advisory business through a number of affiliated entities, all of which were either wholly or substantially owned and/or under the voting control of Leonard M. Tannenbaum. The operating entities of the Fifth Street Management Group consisted of: Fifth Street Management LLC, FSC CT, Inc., FSC, Inc., Fifth Street Capital LLC, FS Transportation LLC, FSC Midwest, Inc. and Fifth Street Capital West, Inc. In addition to these operating entities, we have included certain private funds, FSOF, SLF I and SLF II in our combined financial statements. Fifth Street Management Group is considered the Predecessor to Fifth Street Asset Management for accounting purposes under GAAP.
We conduct substantially all of our operations through one reportable segment that provides asset management services to our alternative investment vehicles. We generate all of our revenue in the United States.
Our Reorganization and IPO
In anticipation of our IPO, which closed on November 4, 2014, Fifth Street Asset Management Inc. was incorporated in Delaware on May 8, 2014 to serve as a holding company with its primary asset being a limited partnership interest in Fifth

Street Holdings. Fifth Street Holdings was formed on June 27, 2014 by the Principals as a Delaware limited partnership. Prior to the transactions described below, the Principals were the general partners and limited partners of Fifth Street Holdings. Fifth Street Holdings has a single class of limited partnership interests (the "Holdings LP Interests"). Immediately prior to the IPO:

•	The Principals contributed the general partnership interests of Fifth Street Holdings to FSAM in exchange for 100% of FSAM's Class B common stock, par value $0.01 per share;

•	The members of Fifth Street Management LLC contributed 100% of their membership interests of Fifth Street Management LLC to Fifth Street Holdings in exchange for Holdings LP Interests; and

•
The members of FSCO GP LLC ("FSCO GP"), a Delaware limited liability company, formed on January 6, 2014 to serve as the general partner of Fifth Street Opportunities Fund, L.P. (‘‘FSOF,'' formerly Fifth Street Credit Opportunities Fund, L.P.), contributed 100% of their membership interests in FSCO GP to Fifth Street Holdings in exchange for Holdings LP Interests.

As a result of the above transactions, FSAM became the general partner of Fifth Street Holdings, which was also organized to be a holding company for Fifth Street Management LLC and FSCO GP. As a holding company, FSAM conducts all of its operations through Fifth Street Management LLC and FSCO GP, wholly-owned subsidiaries of Fifth Street Holdings, including the provision of management services to FSC, FSFR and other affiliated private funds.
In connection with the reorganization, FSAM entered into an exchange agreement (the "Exchange Agreement") with the limited partners of Fifth Street Holdings that grants each limited partner of Fifth Street Holdings and certain permitted transferees the right, beginning two years after the closing of the IPO and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, par value $0.01 per share (the "Class A Common Stock") on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. As a result, each limited partner of Fifth Street Holdings, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A Common Stock that can more readily be sold in the public markets.
On November 4, 2014, FSAM issued 6,000,000 shares of Class A Common Stock in the IPO at a price of $17.00 per common share. The net proceeds totaled $95.9 million after deducting underwriting commissions of $6.1 million and before offering costs of approximately $3.7 million that were borne by us. The net proceeds were used to purchase a 12.0% limited partnership interest of Fifth Street Holdings from its limited partners. For reporting periods subsequent to its IPO, FSAM will consolidate the financial results of Fifth Street Holdings, its consolidated subsidiaries and certain private investment funds. The Company's Statement of Financial Condition as of September 30, 2014 does not reflect the effect of the reorganization, the IPO and the related transactions which occurred subsequent to the reporting date.
Immediately following the reorganization transactions described above and the closing of the IPO on November 4, 2014:

•
the Principals held 42,856,854 shares of Class B Common Stock and 42,856,854 Holdings LP Interests, the Holdings Limited Partners, including the Principals, held 44,000,000 Holdings LP Interests and FSAM held 6,000,000 Holdings LP Interests; and

•	through their holdings of Class B Common Stock, the Principals, in the aggregate, had approximately 97.3% of the voting power of FSAM's common stock.

The diagram below depicts our organizational structure immediately following the reorganization transactions and closing of the IPO:

Public Stockholders (1)
Principals (2)
Class A common stock
Class B common stock
Fifth Street Asset Management Inc.
Holdings Limited Partners (3)
• GP interest
• 12.0 % LP interests
• 88.0 % LP interests
Fifth Street Holdings LP
100% Membership interests
100% Membership interests
FSCO GP LLC (4)
Fifth Street Management LLC (5)
Investment Adviser
Fifth Street Finance Corp.
Fifth Street Senior Floating Rate Corp.
Senior Loan Funds (SLF I and SLF II)
Fifth Street Credit Opportunities Fund
GP Interest

(1)
Shares of our Class A Common Stock, which were issued to the public in our IPO, entitle holders to one vote per share and economic rights (including rights to dividends and distributions upon liquidation). Immediately following the IPO, new investors collectively have approximately 2.7% of the voting power of our common stock.

(2)
Shares of our Class B Common Stock, which are held by our Principals, entitle holders to five votes per share, but have no economic rights. Immediately following the IPO, the Principals, in the aggregate, had approximately 97.3% of the combined voting power of our common stock.

(3)
Holdings Limited Partners, pursuant to the Exchange Agreement and subject to vesting and minimum retained ownership requirements and transfer restrictions, may exchange their Holdings LP Interests for shares of our Class A Common Stock. Immediately following the IPO, our executive officers owned approximately 87.0% of the Holdings LP Interests.

(4)
FSCO GP is the general partner of FSOF, our hedge fund, and is entitled to receive an annual performance allocation from FSOF based on the performance of such fund. Fifth Street Management is the investment adviser to FSOF.

(5)
Following the reorganization and IPO transactions, the direct subsidiaries of Fifth Street Management are Fifth Street EIV, FSC CT, FSC LLC and FSC Midwest LLC. Fifth Street EIV is 90% owned by Fifth Street Management and owns approximately 11% of the equity interests of SLF I. FSC CT is the primary employer of our employees located in Connecticut and the tenant to our Connecticut headquarters lease. FSC LLC is the tenant under certain of our office leases and holds 99.5% of the equity interests of Fifth Street Capital, LLC, the manager of one of our private fund vehicles and owner of Fifth Street Capital West LLC. FSC Midwest LLC and Fifth Street Capital West LLC are tenants under certain of our office leases and perform certain other administrative functions for our business.

Market Conditions
The global economy has experienced economic uncertainty in recent years. Economic uncertainty impacts our business in many ways, including changing spreads, structures and purchase multiples as well as the overall supply of investment capital.

Despite the economic uncertainty, the deal pipeline for our funds remains robust, with high quality transactions backed by private equity sponsors in small to mid-sized companies. In general, a climate of low and stable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns. As always, we remain cautious in selecting new investment opportunities for our funds, and will only deploy capital in deals which we believe are consistent with our disciplined philosophy of pursuing superior risk-adjusted returns.
Trends Affecting our Business
In addition to general market conditions, we believe the following trends will influence our future performance.

•
Demand for Alternative Investments.  Our ability to attract new capital and generate additional AUM and fee-earning AUM is dependent on investors' views of alternative assets relative to traditional assets. We believe fundraising efforts will continue to be impacted by certain fundamental asset management trends that include: (1) the increasing importance and market share of alternative investment strategies to investors of all types, (2) shifting asset allocation policies of institutional investors and (3) increasing demand for alternative assets from retail investors. According to McKinsey & Company, AUM for global alternative investments has seen 10.7% organic annual growth since 2005, while traditional managers have only seen 5.4% growth over the same period; moreover, this growth is expected to be sustained as net flows in the global alternatives market are forecasted to increase at an annual pace of 5% over the next 5 years. We believe that part of the growth in the alternative investment space is due to institutional and retail demand for a more attractive risk-return profile compared to traditional bond investments, which is driving a re-thinking of asset allocations and re-positioning toward alternative credit strategies. Since our funds have always been credit focused, we stand to benefit from this migration. In addition, our BDCs are positioned to capitalize on increasing demand for alternative assets from retail investors.

•
Dislocation in the Traditional Capital Markets.  Recent regulatory changes in responses to the global financial crisis have increased the cost and complexity for banking institutions to participate in the middle market lending space. We believe that many traditional senior lenders have de-emphasized their product offerings to middle market companies in favor of lending to large corporate clients, managing capital markets transactions and delivering other non-credit services to their customers. As a result, we are seeing relatively less competition from these sources in the middle market lending space. This has facilitated higher quality deal flow and has allowed us to be more selective throughout the investment process. We also benefit from better pricing and deal structure. We believe that the reduced capacity of traditional senior lenders to serve middle market opportunities will continue to create opportunities for our funds to originate direct investments in companies.

•
Competitive Landscape for Alternative Asset Managers.  Middle market lending requires specialized due diligence and underwriting capabilities, as well as the extensive ongoing monitoring of investments. We believe that our operating platform, investment process and risk management approach provide us with advantages over our competitors for both capital and investment opportunities. At the same time, we face increasing competition from a growing number of larger investment management companies and other alternative asset managers. In particular, there is an increasing number of BDCs and the size of BDCs has also been increasing. In spite of increased competition, we believe we are well positioned to grow our existing business and develop new funds and strategies.

•
Interest Rate Environment.  We believe that we are well-positioned for a rising interest rate environment. The majority of the assets that we manage are floating rate loans, which benefit from rising interest rates through increased Net Investment Income, which is income from interest, dividends, fees and other investment income. The increase would drive higher incentive fees to us, given the structure of our management agreements, which include fixed level performance benchmarks and do not include total return hurdles.

We intend, if market conditions warrant, to grow by increasing AUM in existing businesses and expanding into new investment strategies, geographic markets and businesses. We may develop new strategies and funds organically through our existing platform. We may also pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, which may include entering into new lines of business. Historically, substantially all of our revenues were generated from our BDCs. As we continue to expand our non-BDC funds and develop new funds and products, we expect that the fee structures and arrangements from which we derive our revenues could be different and, potentially, less favorable to us. In addition, the nature of these funds may be different and subject to different risks and uncertainties than our BDCs. We believe, however, that there are significant opportunities and that we are well-positioned to grow our existing investment vehicles, launch additional credit strategies and funds and continue to grow as a diversified asset manager.

Non-GAAP Financial Measures and Operating Metrics
Adjusted Net Income
Adjusted Net Income represents net income attributable to controlling interests in Fifth Street Management Group as adjusted for (i) one-time compensation-related charges, including the amortization of equity-based awards, (ii) non-recurring underwriting costs relating to public offerings of our funds, (iii) non-recurring professional fees incurred in connection with our initial public offering and (iv) other non-recurring items. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance and Adjusted Net Income is evaluated regularly by our management as a decision tool for deployment of resources. We believe that reporting Adjusted Net Income is helpful in understanding our business and that investors should review the same supplemental non-GAAP financial measures that our management uses to analyze our performance. Adjusted Net Income has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results prepared in accordance with GAAP. The use of Adjusted Net Income without consideration of related GAAP measures is not adequate due to the adjustments described above. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below, which are prepared in accordance with GAAP.
Net income attributable to controlling interests in Fifth Street Management Group is the GAAP financial measure most comparable to Adjusted Net Income. The following table provides a reconciliation of net income attributable to controlling interests in Fifth Street Management Group to Adjusted Net Income (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income attributable to controlling interests in Fifth Street Management Group	$14,555	$4,421	$38,104	$24,781
Adjustments:
Compensation-related charges (a)(b)	450	468	6,415	1,255
FSFR initial public offering underwriting costs (c)	—	5,567	—	5,659
FSC follow-on equity offering underwriting costs (c)	822	—	822	—
Lease termination charges (d)	606	—	606	—
Professional fees in connection with our IPO	231	—	894	—
Adjusted Net Income (e)	$16,664	$10,456	$46,841	$31,695
__________________

(a)
For the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013, represents $0.5 million, $0.5 million, $1.5 million and $1.3 million, respectively, of amortization expense relating to certain equity-classified compensation awards. The fair value of these awards at their respective grant dates in the amount of $20.1 million, net of cash paid for the awards, as determined by an independent third party appraisal, is being amortized on a straight-line basis over the period to retirement eligibility. As of September 30, 2014, unrecognized compensation cost in the amount of $16.8 million related to these equity-classified awards is expected to be recognized over a period of approximately 12 to 14 years.

(b)
For the nine months ended September 30, 2014, this amount includes (1) $3.1 million of noncash compensation expense relating to the separation of a former equity member in May 2014 and (2) a $1.8 million cash payment to purchase the equity interest from a former member.

(c)	These amounts represent the costs borne by us relating to equity underwriting commissions attributable to equity offerings of our BDCs.

(d)	Includes non-recurring charges for termination payments and related exit costs accrued at present value relating to our office leases.

(e)	Does not include the impact of income taxes as we are not subject to entity-level taxes until after the completion of the reorganization and IPO.
Assets under management
AUM is an operating metric that is commonly used in the alternative asset management industry. AUM refers to assets under management of the Fifth Street Funds and material control investments of these funds. Our AUM equals the sum of the following:

•	the net asset value ("NAV") of such funds and investments;

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions); and

•	uncalled committed debt and equity capital (including commitments to funds that have yet to commence their investment periods).
The following table provides a roll-forward of AUM for the three and nine months ended September 30, 2014 and 2013 (shown in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$4,737,411	$3,523,339	$4,377,364	$2,327,225
Commitments and equity raises	495,421	283,368	541,580	434,707
Subscriptions, deployments and changes in leverage	796,131	74,715	1,126,169	1,126,361
Redemptions and distributions	(48,365)	(37,667)	(121,533)	(102,754)
Change in fund value	36,039	27,801	93,057	86,017
Ending balance	$6,016,637	$3,871,556	$6,016,637	$3,871,556
Average AUM	$5,377,026	$3,697,447	$5,197,002	$3,099,390

The following tables provide a roll-forward of AUM by fund strategy for the three and nine months ended September 30, 2014 and 2013 (shown in thousands):

	Three months ended September 30, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,801	$4,247,247	$230,029	$41,166	$214,168	$4,737,411
Commitments and equity raises	—	138,139	276,182	30,700	50,400	495,421
Subscriptions, deployments and changes in leverage	—	527,748	30,206	(15,743)	253,920	796,131
Redemptions and distributions	—	(39,458)	(8,840)	—	(67)	(48,365)
Change in fund value	—	28,438	4,507	1,082	2,012	36,039
Ending balance	$4,801	$4,902,114	$532,084	$57,205	$520,433	$6,016,637
Average AUM	$4,801	$4,574,681	$381,057	$49,186	$367,301	$5,377,026

	Three months ended September 30, 2013
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$6,984	$3,516,355	$—	$—	$—	$3,523,339
Commitments and equity raises	—	176,366	100,002	7,000	—	283,368
Subscriptions, deployments and changes in leverage	(19)	68,258	6,475	1	—	74,715
Redemptions and distributions	(2,788)	(34,812)	(67)	—	—	(37,667)
Change in fund value	239	26,138	841	583	—	27,801
Ending balance	$4,416	$3,752,305	$107,251	$7,584	$—	$3,871,556
Average AUM	$5,700	$3,634,330	$53,625	$3,792	$—	$3,697,447

	Nine months ended September 30, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,364	$4,148,794	$213,873	$10,333	$—	$4,377,364
Commitments and equity raises	—	138,139	276,182	37,700	89,559	541,580
Subscriptions, deployments and changes in leverage	(45)	645,355	46,198	6,861	427,800	1,126,169
Redemptions and distributions	—	(108,999)	(12,173)	(294)	(67)	(121,533)
Change in fund value	482	78,825	8,004	2,605	3,141	93,057
Ending balance	$4,801	$4,902,114	$532,084	$57,205	$520,433	$6,016,637
Average AUM	$4,583	$4,525,455	$372,978	$33,769	$260,217	$5,197,002

	Nine months ended September 30, 2013
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$6,582	$2,320,643	$—	$—	$—	$2,327,225
Commitments and equity raises	—	327,705	100,002	7,000	—	434,707
Subscriptions, deployments and changes in leverage	7	1,119,878	6,475	1	—	1,126,361
Redemptions and distributions	(2,788)	(99,899)	(67)	—	—	(102,754)
Change in fund value	615	83,978	841	583	—	86,017
Ending balance	$4,416	$3,752,305	$107,251	$7,584	$—	$3,871,556
Average AUM	$5,499	$3,036,474	$53,625	$3,792	$—	$3,099,390
We generally use fee-earning AUM as a metric to measure changes in the assets from which we earn management fees. Total AUM tends to be a better measure of our investment and fundraising performance as it reflects assets at fair value plus available uncalled capital on which we earn fees.
Fee-earning AUM
Fee-earning AUM refers to AUM on which we directly or indirectly earn management fees. Our fee-earning AUM equals the sum of the following:

•	the NAV of the Fifth Street Funds and their material control investments; and

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions).
Our calculations of fee-earning AUM and AUM may differ from the calculations of other alternative asset managers and, as a result, this measure may not be comparable to similar measures presented by others.
The following tables provide a roll-forward of fee-earning AUM for the three and nine months ended September 30, 2014 and 2013 (shown in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$4,301,759	$2,841,194	$3,929,066	$1,729,311
Commitments and equity raises	488,921	276,368	510,578	427,707
Subscriptions, deployments and changes in leverage	5,041	(128,355)	373,158	839,085
Redemptions and distributions	(48,365)	(37,489)	(121,239)	(102,577)
Change in fund value	35,478	27,203	91,271	85,395
Ending balance	$4,782,834	$2,978,921	$4,782,834	$2,978,921
Average fee-earning AUM	$4,542,297	$2,910,058	$4,355,951	$2,354,117
Effective annualized management fee rate	2.07%	2.32%	2.10%	2.66%

The following tables provide a roll-forward of fee-earning AUM by fund strategy for the three and nine months ended September 30, 2014 and 2013 (shown in thousands):

	Three months ended September 30, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,452	$3,937,586	$214,751	$18,430	$126,540	$4,301,759
Commitments and equity raises	—	138,139	276,182	28,100	46,500	488,921
Subscriptions, deployments and changes in leverage	—	23,860	(164,074)	(11,359)	156,614	5,041
Redemptions and distributions	—	(39,458)	(8,840)	—	(67)	(48,365)
Change in fund value	—	28,439	4,507	520	2,012	35,478
Ending balance	$4,452	$4,088,566	$322,526	$35,691	$331,599	$4,782,834
Average fee-earning AUM	$4,452	$4,013,076	$268,639	$27,060	$229,070	$4,542,297
Fee-earning AUM increased to $4.8 billion as of September 30, 2014, which represented a $481.1 million, or 11.2%, increase from $4.3 billion as of June 30, 2014. The net increase in fee-earning AUM was primarily due to:

•	$276.2 million and $138.1 million of equity capital raises in connection with follow-on equity offerings at FSFR and FSC, respectively;

•	The closing of SLF II, which produced $140.3 million of fee-earning AUM at period end; and

•	$64.8 million of incremental investment activity at SLF I; which were all partially offset by a

•	$164.1 million of decreases in net leverage at FSFR due to the receipt of follow-on equity proceeds.

	Three months ended September 30, 2013
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$6,457	$2,834,737	$—	$—	$—	$2,841,194
Commitments and equity raises	—	176,366	100,002	—	—	276,368
Subscriptions, deployments and changes in leverage	—	(82,483)	(45,872)	—	—	(128,355)
Redemptions and distributions	(2,611)	(34,811)	(67)	—	—	(37,489)
Change in fund value	224	26,138	841	—	—	27,203
Ending balance	$4,070	$2,919,947	$54,904	$—	$—	$2,978,921
Average fee-earning AUM	$5,264	$2,877,342	$27,452	$—	$—	$2,910,058
Fee-earning AUM increased to $3.0 billion as of September 30, 2013, which represented a $137.7 million, or 4.8%, increase from $2.8 billion as of June 30, 2013. The net increase in fee-earning AUM was primarily due to:

•	$176.4 million of equity capital raises at FSC in connection with a follow-on equity offering; and

•	$100.0 million of equity capital raises in connection with FSFR's initial public offering; which were both partially offset by a

•	$128.4 million decreases in net leverage at our BDCs due to the receipt of follow-on equity proceeds.

	Nine months ended September 30, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,001	$3,776,195	$148,870	$—	$—	$3,929,066
Commitments and equity raises	—	138,139	276,182	28,100	68,157	510,578
Subscriptions, deployments and changes in leverage	—	204,405	(98,356)	6,741	260,368	373,158
Redemptions and distributions	—	(108,999)	(12,173)	—	(67)	(121,239)
Change in fund value	451	78,826	8,003	850	3,141	91,271
Ending balance	$4,452	$4,088,566	$322,526	$35,691	$331,599	$4,782,834
Average fee-earning AUM	$4,227	$3,932,381	$235,698	$17,845	$165,800	$4,355,951
Fee-earning AUM increased to $4.8 billion as of September 30, 2014, which represented an $853.8 million, or 21.7%, increase from $3.9 billion as of December 31, 2013. The net increase in fee-earning AUM was primarily due to:

•	$276.2 million and $138.1 million of equity capital raises in connection with follow-on equity offerings at FSFR and FSC, respectively;

•	$106.0 million of increases of net leverage at our BDCs; and

•	The closing of SLF I and SLF II which produced $331.6 million of fee-earning AUM at period end.

	Nine months ended September 30, 2013
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$6,105	$1,723,206	$—	$—	$—	$1,729,311
Commitments and equity raises	—	327,705	100,002	—	—	427,707
Subscriptions, deployments and changes in leverage	—	884,957	(45,872)	—	—	839,085
Redemptions and distributions	(2,611)	(99,899)	(67)	—	—	(102,577)
Change in fund value	576	83,978	841	—	—	85,395
Ending balance	$4,070	$2,919,947	$54,904	$—	$—	$2,978,921
Average fee-earning AUM	$5,088	$2,321,577	$27,452	$—	$—	$2,354,117

Fee-earning AUM increased to $3.0 billion as of September 30, 2013, which represented a $1.2 billion, or 72.3%, increase from $1.7 billion as of December 31, 2012. The net increase in fee-earning AUM was primarily due to:

•	$327.7 million of equity capital raised in connection with two follow-on equity offerings at FSC;

•	$100.0 million of equity capital raises in connection with FSFR's initial public offering; and

•	$839.0 million of increases in net leverage at the BDCs, primarily driven by net borrowings under FSC credit facilities and the issuance of long-term debt securities at FSC.
Overview of Combined Results of Operations
Revenues
For the three months ended September 30, 2014 and 2013, 90.8% and 95.7%, respectively, of our revenues came from management fees (including 40.3% and 40.7%, respectively, of Part I Fees) from the Fifth Street BDCs. For the nine months ended September 30, 2014 and 2013, 94.0% and 93.7%, respectively, of our revenues came from management fees (including 38.6% and 42.8%, respectively, of Part I Fees) from the Fifth Street BDCs.
Management Fees
Base Management Fees
Pursuant to our investment advisory agreement with FSC ("the FSC Investment Advisory Agreement"), we earn an annual base management fee of 2.0% of the value of FSC's gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents. Such base management fee is calculated based on the value of FSC's gross assets at the end of its most recently completed fiscal quarter. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
Pursuant to our investment advisory agreement with FSFR ("the FSFR Investment Advisory Agreement"), we earn an annual base management fee of 1.0% of the value of FSFR's gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents. Such base management fee is calculated based on the average value of FSFR's gross assets at the end of its two most recently completed quarters. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
Pursuant to our investment management agreement with FSOF, we are entitled to receive a quarterly management fee from FSOF that is calculated and payable in advance at an annualized rate generally ranging from 1.0% to 1.5% of the value of a limited partner's investment, based on investment class and excluding affiliates, in FSOF. Capital contributed or withdrawn from FSOF during a quarter is charged a ratable portion of the management fee for the period invested.
Pursuant to our investment management agreements with our senior loan funds, we are entitled to receive quarterly management fees from SLF I and SLF II that are calculated and payable in arrears pursuant to a "waterfall" structure. Under this "waterfall" structure, we are generally entitled to receive a senior collateral management fee at an annualized rate, for both SLF I and SLF II, of 0.25% of the average principal balance during the period and a subordinated collateral management fee at an annualized rate of 0.15%, for SLF I, and 0.175%, for SLF II, of the average principal balance during the period, in each case to the extent there are sufficient funds available for distribution at the applicable level in the hierarchy. The management fees are currently paid by SLF I's warehouse subsidiary and will be paid by SLF II's warehouse subsidiary pursuant to the "waterfall" contained in the loan and security agreement under which the related warehouse financing is provided. If Fifth Street Management ceases to be the investment manager to either SLF I or SLF II during a quarter, it will be entitled to any accrued but unpaid management fees through the date of its removal from such fund.
Part I Fees
Pursuant to the FSC Investment Advisory Agreement and the FSFR Advisory Agreement, we earn Part I Fees from the BDCs that are calculated and payable quarterly in arrears based on the BDCs' "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of a BDC's net assets at the end of the immediately preceding fiscal quarter, will be compared to a specified "hurdle rate" per quarter, subject to a "catch-up" provision measured as of the end of each fiscal quarter. The BDCs' net investment income used to calculate this part of the Part I Fee is also included in the amount of its gross assets used to calculate the base management fee. Such fees are not subject to repayment (or clawback) and are cash settled each quarter.
Pursuant to the FSC Investment Advisory Agreement, the Part I Fee with respect to FSC's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•
no Part I Fee is payable to Fifth Street Management in any fiscal quarter in which FSC's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2.0% (the "preferred return" or "hurdle");

•
100% of FSC's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any fiscal quarter (10% annualized) is payable to Fifth Street Management. This portion of FSC's Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the "catch-up." The "catch-up" provision is intended to provide Fifth Street Management with an incentive fee of 20% on all of FSC's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when its Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter; and

•
20% of the amount of FSC's Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any fiscal quarter (10% annualized) is payable to Fifth Street Management once the hurdle is reached and the catch-up is achieved.

Pursuant to the FSFR Investment Advisory Agreement, the Part I Fee with respect to FSFR's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•
no Part I Fee is payable to Fifth Street Management in any fiscal quarter in which FSFR's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.5% (the "preferred return" or "hurdle");

•
50% of FSFR's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any quarter (10% annualized) is payable to Fifth Street Management. This portion of FSFR's Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the "catch-up." The "catch-up" provision is intended to provide Fifth Street Management with an incentive fee of 20% on all of FSFR's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when its Pre-Incentive Fee Net Investment Income exceeds 2.5% in any quarter; and

•
20% of the amount of FSFR's Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any quarter (10% annualized) is payable to Fifth Street Management once the hurdle is reached and the catch-up is achieved.

Performance Fees
Pursuant to the FSC Investment Advisory Agreement and the FSFR Investment Advisory Agreement, we also earn Part II Fees, which are determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the BDCs' realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
FSCO GP, FSOF's general partner, is entitled to receive an annual performance allocation from FSOF, generally ranging from 15% to 20% of the increase in value of a limited partner's investment, if any, subject to a loss carryover based on investment class and excluding affiliates. Pursuant to the loss carryover, no performance allocation will be charged on an investor's investment unless the value of such investment (net of any losses, for all years since admission) exceeds the higher of the following amounts: (i) the highest value of such investment through the close of any year since admission; and (ii) the value of such investor's investment on the date of admission. The performance allocation is generally calculated and allocated at the end of each fiscal year or upon a withdrawal occurring prior to the end of any fiscal year. Withdrawals by an investor will result in a proportional reduction of any loss carryover.
Performance fees may be subject to reversal to the extent that the performance fees recorded exceed the amount due to the general partner or investment manager based on a fund's cumulative investment returns.
Other Fees
FSC LLC and FSC CT are party to administration agreements with our BDCs under which we provide administrative services for our BDCs, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, we also perform or oversee the performance of our BDCs' required administrative services, which includes being responsible for the financial records which our BDCs are required to maintain and preparing reports to our BDCs' stockholders and reports filed with the SEC. In addition, we assist each of our BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to each of our BDC's stockholders, and generally overseeing the payment of each of our BDC's expenses and the performance of administrative and professional services rendered to such BDC by others. For providing these services, facilities and personnel, the BDCs reimburses us the allocable portion of overhead and other expenses incurred by us in performing our obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, us. These reimbursed expenses are included in Revenues — Other fees in the combined statements of income. We may also provide, on our BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements may be terminated by either us or our BDCs without penalty upon 60 days' written notice to the other party.
Expenses
Compensation and benefits.  Compensation generally includes salaries, bonuses and equity-based compensation charges. Bonuses are accrued over the service period to which they relate. Prior to our reorganization, all payments made to the managing member of Fifth Street Management since its inception and all payments to equity members since December 1, 2012 related to their granted or purchased interests are accounted for as distributions on the equity held by such members.
Fund offering and start-up expenses.  In certain instances, we may bear offering costs related to capital raising activities of the BDCs, including underwriting commissions, which are expensed as incurred. In addition, we expense all costs associated with starting a new investment fund.
Expenses of Combined Funds.  Expenses of Combined Funds consist of other miscellaneous expenses at SLF I and FSOF.
General, administrative and other expenses.  General, administrative and other expenses primarily include costs related to professional services, occupancy and overhead expenses, travel and related expenses, communication and information systems, interest expense and other general operating items.
Depreciation and amortization.  Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to eight years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is shorter, and ranges from five to 10 years.

Income taxes.  Prior to our reorganization, substantially all of the Fifth Street Management Group's earnings flowed through to its owners without being subject to entity level income taxes. Accordingly, no provision for income taxes has been recorded in the historical combined financial statements.
Other income (expense)
Other income (expense) of Combined Funds primarily consists of realized and unrealized gains and losses on investments, interest income earned on senior secured debt investments and interest expense on notes payable.
Net income (loss) attributable to non-controlling interests
Net income (loss) attributable to non-controlling interests in Combined Funds represents the ownership interests that third parties hold in funds that are included in our combined financial statements. Investors in FSOF are able to redeem their interests, in cash or in kind or both, after an initial lock-up period of one year.
Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenues
Management fees.  Total management fees were $23.1 million for the three months ended September 30, 2014, which represented a $6.2 million, or 36.7%, increase from $16.9 million for the three months ended September 30, 2013. This increase was comprised of a $3.1 million, or 32.2%, increase in base management fees and a $3.1 million, or 42.8%, increase in Part I Fees. The increase in total management fees was primarily due to increases in fee-earning AUM during the year-over-year period of $1.2 billion, or 40.0%, at FSC and a $10.9 million, or 30.4%, year-over-year increase in pre-incentive fee net investment income generated by FSC.
Performance fees.  Performance fees were $0.1 million for the three months ended September 30, 2014 related to performance fees earned from FSOF and FSFR. There were no performance fees for the three months ended September 30, 2013 as FSOF began raising fee-earning third-party capital in 2014.
Other fees.  Other fees were $2.2 million for the three months ended September 30, 2014, which represented a $1.4 million, or 190.3%, increase from $0.8 million for the three months ended September 30, 2013. The increase was primarily due to a higher level of allocable compensation and general and administrative expenses (primarily occupancy costs associated with the new corporate headquarters) by us to the Fifth Street BDCs pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits were $6.5 million for the three months ended September 30, 2014, which represented a $0.2 million, or 2.4%, increase from $6.4 million for the three months ended September 30, 2013. The increase was primarily due to increased employee headcount, mostly offset by lower variable compensation as compared to year-ago period.
Fund offering and start-up expenses.  Fund offering and start-up expenses were $0.9 million for the three months ended September 30, 2014 and primarily consisted of $0.8 million of non-recurring FSC offering expenses related to a July 2014 follow-on equity offering. This represents a $4.7 million decrease from $5.6 million for the three months ended September 30, 2013. The decrease was primarily due to nonrecurring fund offering expenses of $5.6 million associated with FSFR in 2013.
General, administrative and other.  General, administrative and other expenses were $3.4 million for the three months ended September 30, 2014, which represented a $2.2 million, or 179.9%, increase from $1.2 million for the three months ended September 30, 2013. The increase was primarily due to increases in occupancy costs associated with the new corporate headquarters, professional fees associated with the IPO and lease termination costs in connection with our former offices in Greenwich, CT and White Plains, NY.
Depreciation and amortization.  Depreciation and amortization expense was $0.4 million for the three months ended September 30, 2014, which represented a $0.4 million increase from $0.1 million for the three months ended September 30, 2013. The increase was primarily due to depreciation on assets placed in service relating to our new corporate headquarters.
Other income (expenses)
Other income was $3.7 million for the three months ended September 30, 2014, which was primarily due to interest income and net investment gains at the Combined Funds which were launched in 2014.
Net income attributable to controlling interests was $14.6 million for the three months ended September 30, 2014, which represented a $10.1 million, or 229.2%, increase from $4.4 million for the three months ended September 30, 2013. The increase was primarily due to the income and expense variances discussed above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenues
Management fees.  Total management fees were $68.1 million for the nine months ended September 30, 2014, which represented a $21.1 million, or 44.8%, increase from $47.0 million for the nine months ended September 30, 2013. This increase was comprised of a $14.6 million, or 57.3%, increase in base management fees and a $6.5 million, or 30.0%, increase in Part I Fees. The increase in total management fees was primarily due to:

•	an increase in average fee-earning AUM at FSC during the year-over-year period of $1.6 billion, or 69.4%;

•
an increase in average fee-earning AUM at FSFR during the year over year period of $208.2 million which was due to a full period of AUM related to FSFR's initial public offering in July 2013 and $276.2 million of follow-on equity offering proceeds in August 2014; and

•	a year-over-year increase of $38.0 million, or 36.1% in pre-incentive fee net investment income generated by FSC.
Performance fees.  Performance fees were $0.1 million for the nine months ended September 30, 2014. There were no performance fees for the nine months ended September 30, 2013 as FSOF began raising fee-earning third-party capital in 2014.
Other fees.  Other fees were $4.2 million for the nine months ended September 30, 2014, which represented a $1.0 million, or 31.9%, increase from $3.2 million for the nine months ended September 30, 2013. The increase was primarily due to a higher level of allocable compensation and general and administrative expenses (primarily occupancy costs associated with the new corporate headquarters) by us to the Fifth Street BDCs pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $25.7 million for the nine months ended September 30, 2014, which represented a $9.6 million, or 59.9%, increase from $16.1 million for the nine months ended September 30, 2013. The increase was primarily due to $4.9 million of non-recurring compensation charges related to the separation of a former member in May 2014 and an increase in headcount of 31 employees during the year-over-year period. Excluding the impact of the non-recurring charge, compensation and benefits as a percentage of total revenues decreased to 28.6% for the nine months ended September 30, 2014 from 32.0% for the nine months ended September 30, 2013, reflecting increasing operating leverage in our business.
Fund offering and start-up expenses.  Fund offering and start-up expenses were $1.2 million for the nine months ended September 30, 2014 which represented a $4.5 million, or 78.8%, decrease from $5.7 million as compared to the nine months ended September 30, 2013. This amount primarily consisted of $0.8 million of non-recurring FSC offering expenses related to a July 2014 follow-on equity offering. The remainder represents expenses incurred in connection with the formation of SLF I, SLF II and FSOF. The decrease from the year-ago period was primarily due to nonrecurring fund offering expenses of $5.7 million associated with FSFR in 2013.
General, administrative and other.  General, administrative and other expenses were $7.5 million for the nine months ended September 30, 2014, which represented a $3.9 million, or 109.5%, increase from $3.6 million for the nine months ended September 30, 2013. The increase was primarily due to increases in occupancy costs associated with the new corporate headquarters, professional fees associated with the IPO and lease termination costs in connection with our former offices in Greenwich, CT and White Plains, NY.
Depreciation and amortization.  Depreciation and amortization expenses were $0.6 million for the nine months ended September 30, 2014, which represented a 317.6% increase from $0.2 million for the nine months ended September 30, 2013. The increase was primarily due to depreciation on leasehold improvements made at our new corporate headquarters.
Other income (expenses)
Other income was $6.2 million for the nine months ended September 30, 2014, which was primarily due to interest income and net investment gains at the Combined Funds which were launched in 2014.
Net income attributable to controlling interests was $38.1 million for the nine months ended September 30, 2014, which represented a $13.3 million, or 53.8%, increase from $24.8 million for the nine months ended September 30, 2013. The increase was primarily due to the income and expense variances discussed above.
Liquidity and Capital Resources
We have historically managed our liquidity and capital requirements by focusing on our cash flows before giving effect to our Combined Funds as we have limited capital commitments to our funds. Following our reorganization and IPO, we may increase our investments in our Combined Funds and seed investments for new funds from availability under our new revolving credit facility (see "Other Sources of Liquidity" for additional information). Historically, our primary source of operating cash flow, excluding the impact of the Combined Funds, has been the management fees generated from our BDCs. As such, we have not incurred any material indebtedness to support the working capital and operating needs of our business. Substantially all of the Part I BDC portion of our management fees are distributed to our equity members on a gross basis while the base management fee portion is generally distributed on a net basis, after deducting our operating expenses, which primarily consist of compensation to our employees and general, administrative and other expenses.
Our historical combined financial statements reflect the cash flows of our operating businesses as well as the results of our Combined Funds. The assets of our Combined Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on our reported combined cash flows. The primary cash flow activities of our Combined Funds include: (1) raising capital from third-party investors, which is reflected as non-controlling interests of our Combined Funds, (2) financing certain investments by issuing debt, (3) purchasing investment securities, (4) generating cash through the sale of certain investments, (5) collecting interest and dividend income and (6) distributing cash to investors. Our Combined Funds are treated as investment companies for financial accounting purposes under GAAP; therefore, the character and classification of all investing activities of the Combined Funds are presented as cash flows from operations.
Cash Flows
Net cash used in operating activities was $243.6 million for the nine months ended September 30, 2014, which represented a $261.2 million increase from $17.6 million provided by operating activities for the nine months ended September 30, 2013. The increase was primarily due to $295.2 million of net cash investment activity by the Combined Funds, partially offset by the timing of collection of base management and incentive fees related to the year ended December 31, 2012.
Net cash used in investing activities was $9.5 million for the nine months ended September 30, 2014, which represented a $9.2 million increase from $0.2 million for the nine months ended September 30, 2013. The increase was primarily due to incremental purchases of fixed assets, principally related to the relocation of our corporate headquarters.
Net cash provided by financing activities was $284.6 million for the nine months ended September 30, 2014, which represented a $312.5 million increase from $27.9 million used in financing activities for the nine months ended September 30, 2013. The increase was due to the issuance of $213.5 million of notes payable by our Combined Funds and $112.3 million of capital contributions made by the non-controlling interests in our Combined Funds, partially offset by increased distributions to our members as a result of increased management fees.
Other Sources of Liquidity
We have managed our historical liquidity and capital requirements by focusing on our cash flows. We have not historically used a credit facility to fund our operations.
We expect that our cash and liquidity requirements in the next twelve months, and over the long term, will be met primarily through cash generated by our operations and our new revolving credit facility described below.
On November 4, 2014, Fifth Street Holdings entered into a credit agreement for a new revolving credit facility (the "Credit Facility") that was jointly led by Morgan Stanley Senior Funding, Inc and Sumitomo Mitsui Banking Corporation. The Credit Facility, together with available cash, may be used, among other things, to (i) provide capital to facilitate the growth of our existing businesses and funds, (ii) fund a portion of our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into complementary businesses and funds, (iv) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement, (v) provide working capital, and, potentially, seed capital for future investments and (vi) fund distributions to us so that we may pay dividends to our stockholders.
The Credit Facility has a five year term, is an unsecured facility that provides for $176 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the Credit Facility will initially accrue interest at an annual rate of LIBOR plus 2.00% and that the unused commitment fee under the facility will be 0.30% per annum. The Credit Facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates.
Dividend Policy
We are a holding company and have no material assets other than our 12.0% limited partnership interest in Fifth Street Holdings and our controlling interest and related rights as its sole general partner. As a result, we will depend upon distributions from our subsidiaries to pay any dividends that our board of directors may declare to be paid to the holders of our Class A Common Stock. When, and if, our board of directors declares any such dividends, we would then cause Fifth Street Holdings to make distributions to us in an amount sufficient to cover the dividends declared. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. We may not pay dividends to the holders of our Class A Common Stock in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. We may or may not borrow to fund dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.
We expect to distribute as dividends to holders of our Class A Common Stock, on a quarterly basis, substantially all of our allocable share of Fifth Street Holdings' distributable earnings, net of applicable corporate taxes and amounts payable under the tax receivable agreement, in excess of amounts determined to be necessary or appropriate to be retained by Fifth Street Holdings or its subsidiaries to provide for the conduct of our businesses, to make appropriate investments in our businesses and our funds, to comply with the terms of our debt instruments, other agreements or applicable law or to provide for future distributions to us and the Holdings Limited Partners for any ensuing quarter. We intend to fund our dividends from our portion of distributions made to us by Fifth Street Holdings which, in turn, will fund its distributions to us from distributions that it receives from its subsidiaries. Our ability to pay dividends is subject to our board of directors' discretion and may be limited by our holding company structure and applicable provisions of Delaware law.
Tax Receivable Agreement
Our purchase of Holdings LP Interests concurrent with our IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of our Class A Common Stock pursuant to the Exchange Agreement is expected to result in increases in our share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the TRA Recipients that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize (or, under certain circumstances, are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement.
Off-Balance Sheet Arrangements
In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations.
Contractual Obligations, Commitments and Contingencies
As of September 30, 2014, we had aggregate unfunded equity capital commitments of approximately $0.2 million related to SLF I.
In July 2014, we terminated the non-cancellable operating lease for our former White Plains, NY office. Under the terms of the agreement with the landlord, we paid an early termination fee of $617,000 and are obligated to pay rent through November 30, 2015. Accordingly, we recognized an additional liability in the amount of $459,000 representing the fair value of the remaining lease obligation.
In August 2014, we sublet our former office in Greenwich, CT. In connection therewith, we have recognized a liability in the amount of $197,000 representing the fair value of the remaining lease obligation.
In connection with our IPO, we entered into a tax receivable agreement with the TRA Recipients that requires us to pay them 85% of any tax savings realized (or, under certain circumstances, deemed to have been realized) by us from any step-up in tax basis resulting from the purchase by us of Holdings LP Interests concurrent with the IPO and any subsequent exchanges of Holdings LP Interests. The tax savings achieved may not result in our having sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
Fifth Street Management issued notes payable to certain of its previous members in satisfaction of remaining undistributed earnings from inception through the date of the IPO in an aggregate amount of approximately $14.0 million, subject to finalization in connection with our year-end audit and the year-end audits of FSC and FSFR, as well as the completion of the associated tax returns. We intend to use the Credit Facility to repay all amounts owed under these notes payable in the fourth quarter of 2014 and first quarter of 2015.
Critical Accounting Policies
We prepare our combined financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our combined financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See "Forward-Looking Statements."
Principles of Consolidation
We consolidate those entities where we have a direct or indirect controlling financial interest based on a voting interest model. As such, we consolidate entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including our affiliates and affiliated funds, of which we are the general partner or managing member and the limited partners have no substantive rights to participate in the ongoing governance and operating activities.
We may be required to consolidate entities that are determined to be Variable Interest Entities ("VIEs") where we are deemed to be the primary beneficiary. Where VIEs have not qualified for the deferral of the revised consolidation guidance as described in Note 2 to our combined financial statements, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest, which is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised VIE consolidation guidance requires an analysis to determine (a) whether an entity in which an enterprise holds a variable interest is a VIE and (b) whether its involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would give the enterprise a controlling financial interest. Although we have not had any involvement to date with funds that have been subject to the revised VIE consolidation guidance, we may create securitization vehicles (i.e. collateralized loan obligations), which may be consolidated under the revised VIE guidance.
Where VIEs have qualified for the deferral of the current consolidation guidance, the analysis is based on previous consolidation guidance. This guidance requires an analysis to determine (a) whether an entity in which an enterprise holds a variable interest is a variable interest entity and (b) whether the involvement of the enterprise, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would be expected to absorb a majority of the variability of the entity. With the exception of any collateralized loan obligations we may manage in the future, our funds qualify for the deferral of the revised consolidation rules.
The evaluation of whether a fund is a VIE is subject to the requirements of ASC 810-10, originally issued as FASB Interpretation No. 46(R), and the determination of whether we should consolidate such VIEs requires judgment. These judgments include whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support; evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity; determining whether two or more parties' equity interests should be aggregated; determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity; evaluating the nature of relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE; and estimating cash flows in evaluating which member within the equity group absorbs a majority of the expected losses and hence would be deemed the primary beneficiary. Under the VIE model, we determine whether we are the primary beneficiary at the time we first become involved with a VIE and subsequently reconsider if we are the primary beneficiary based on certain events.
We are not required under GAAP to consolidate in our combined financial statements certain investment funds that we advise that provide limited partners or investors with substantive participating rights or kick-out rights, which overcomes the presumption of control by us.
Effect of Consolidation
Generally, the consolidation of our Combined Funds has a significant gross-up effect on our assets, liabilities, and cash flows. The majority of the net economic ownership interests of our Combined Funds are reflected as non-controlling interests or redeemable non-controlling interests in Combined Funds in our combined financial statements included elsewhere in this Quarterly Report on Form 10-Q. The net effect that the consolidation of the Combined Funds have on the net income (before adjusting for these non-controlling interests) or to total equity is limited to the elimination of management fees earned from these funds. The assets and liabilities of our Combined Funds are generally held within separate legal entities and, as a result, the liabilities of our Combined Funds are non-recourse to us.
Base Management Fees
Base Management Fees earned from our funds are generally based on a fixed percentage of gross or net asset value based on the governing documents for each respective fund. Such funds' investments are measured at fair value, and thus, management fee revenue are directly affected by significant estimates and assumptions used when determining the fair value of the underlying investments within the funds. These fair value measurements may vary depending on the valuation methodology that is used. See "Fair Value Measurements" below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our funds.
Part I Fees
Part I Fees earned from our funds are generally based on a fixed percentage of pre-incentive fee net investment income, which are calculated and paid quarterly, and subject to certain specified performance hurdles. Part I Fees are classified as management fees as they are predictable and are recurring in nature, are not subject to repayment (or clawback) and are generally cash-settled each quarter.
Performance Fees
Performance fees are earned from the funds managed by us based on the performance of the respective funds. The contractual terms of performance fees vary by fund structure and investment strategy and are generally 15.0% to 20.0%. We have elected to adopt Method 2 of ASC 605-20 for revenue based on a formula. Under this method, we record revenue when we are entitled to performance-based fees, subject to certain hurdles or benchmarks. The performance fees for any period are based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund's income allocation provisions. The performance fees may be subject to reversal to the extent that the performance fees recorded exceed the amount due to the general partner or investment manager based on a fund's cumulative investment returns. Part II Fees are calculated and payable in arrears as of the end of each fiscal year of the BDCs and equal 20% of the BDCs realized capital gains, if any, on a cumulative basis since inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Accordingly, the amount recognized as performance fees reflects our share of the fair value gains and losses of the associated funds' underlying documents, and thus, are dependent on subjective judgments in determining the funds' fair value measurements.
Performance fees could continue to increase in the future as we increase our fundraising efforts for private fund vehicles. We may be required to return realized performance fees if such funds' investment values decline below certain levels. When the fair value of a fund's investments fall below certain return hurdles, previously recognized performance fees are reduced. In all cases, each fund is considered separately in that regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund's investments at the current fair values, previously recognized and distributed performance fees would be required to be returned, a liability is established for the potential giveback obligation. Part I Fees are not subject to such provisions.
Equity Based Compensation
Compensation expense related to the issuance of equity-based awards is measured at fair value of the award on the grant date, in excess of any amounts paid for the interest, and is recognized on a straight-line basis over the requisite service period, with a corresponding increase in members' equity. Equity-based compensation expense is adjusted, as necessary, for actual forfeitures so as to reflect expenses only for the portion of the award that ultimately vests. Equity-based compensation expense is presented within compensation and benefits in the Combined Statements of Income. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period using the intrinsic-value method (that is, current settlement value), as permitted for non-public companies under ASC 718. Upon the effectiveness of the IPO, such awards will be re-measured at fair value at the end of each reporting period with corresponding charges to compensation expense. In connection with the Reorganization, all cash settled equity-awards were converted to interests in Fifth Street Holdings L.P. and will be accounted for as equity-based awards.
Historically, the grant date fair value of equity-based awards has been determined by independent third party appraisals. If we were to issue other share based compensation, such as stock options or restricted stock units, we would make judgments in order to determine the awards' grant date fair value, including volatility assumptions and estimated forfeiture rates. Each of these elements, particularly the forfeiture assumptions used in valuing any equity awards, create significant variability to fair value measurements, and the impact of changes in such elements on equity-based compensation expense could be material.
Fair Value Measurements
GAAP defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the complexity of the investment.

Assets and liabilities recorded at fair value in our combined financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.

•
Level 3 — Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources).
Recent Accounting Pronouncements
See Note 2 to the Combined Financial Statements for a description of recent accounting pronouncements including those adapted during the nine months ended September 30, 2014.
Recent Developments
See Note 12 to the Combined Financial Statements for a description of recent developments including those that occurred subsequent to September 30, 2014.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to our role as general partner or investment adviser to our investment funds, and to the sensitivity to movements in the fair value of the investments of such funds, including the effect on management fees and investment income.
The market price of investments may significantly fluctuate during the period of investment. Investments may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of an investment may decline due to general market conditions that are not specifically related to such investment, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or adverse investor sentiment generally. They may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry.
Effect on Management Fees
Base management fees are generally based on a defined percentage of the value of our funds' assets. Base management fees may be affected by changes in the market value of our funds' underlying investments.
The overall impact of a short-term change in market value may be mitigated by a number of factors including, but not limited to, fee definitions that are not based on market value including invested capital and committed capital, market value definitions that exclude the impact of realized and/or unrealized gains and losses, market value definitions based on beginning of the period values or a form of average market value including daily, monthly or quarterly averages as well monthly or quarterly payment terms.
Assuming an incremental 10% change in fair value of the funds' investments as of September 30, 2014, for the nine months ended September 30, 2014, we calculated an increase in base management fees earned of $3.9 million in the case of an increase in value and a decrease in base management fees earned of $3.9 million in the case of a decline in value. Such a change in fair value would not have a material impact on Part I fees.
Effect on Performance Fees
Performance fees are based on certain specific hurdle rates as defined in the funds' applicable investment management or partnership agreements. The performance fees for any period are based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund's income allocation provisions which can result in a performance-based fee to us, subject to certain hurdles and benchmarks. The performance fees may be subject to reversal to the extent that the performance fees recorded exceeds the amount due to the general partner or investment manager based on a fund's cumulative investment returns.

Changes in the fair values of funds' investments may materially impact performance fees depending on the respective funds' performance relative to applicable hurdles or benchmarks. Based on an incremental 10% change in fair value of the funds' investments as of September 30, 2014, there would be no material impact on performance fees.
Credit Risk
We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the respective counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.
Interest Rate Risk
The funds we manage are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect our funds' costs of funding and their interest income from portfolio investments, cash and cash equivalents and idle funds' investments. Risk management systems and procedures at our funds are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Investment income at our funds will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent their debt investments include floating interest rates. In addition, investments of our BDCs are carried at fair value as determined in good faith by each BDC's respective board of directors in accordance with the 1940 Act.
Our Credit Facility bears interest at a variable rate, and as such, we may be exposed to increased interest expense with higher market interest rates.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.
In connection with the preparation of our audited financial statements for our IPO and as previously identified in our Registration Statement filing on Form S-1 (File No. 333-196813), we identified a material weakness relating to our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board ("PCAOB") for the years ended December 31, 2013 and 2012. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
The material weakness identified related to our having insufficient access to accounting resources with technical accounting expertise to analyze complex and non-routine transactions, as well as inadequate internal review. The material weakness was identified as the primary cause of errors relating to the treatment of stock-based compensation and liabilities associated with existing membership units, and the consequent improper recording of certain equity transactions, as well as incorrectly recording expenses reimbursable by our BDCs on a net basis.
In addition, we identified a revision to our previously filed 2013 combined financial statements resulting from the presentation of noncash capital contributions and noncash distributions to members of approximately $5.7 million within cash flows from financing activities rather than as noncash financing activities. The revision to correct the presentation had no net effect on cash flows from financing activities or cash and cash equivalents.
We have taken and will take a number of actions to remediate this material weakness including, but not limited to, adding senior experienced accounting and financial personnel, reallocating existing internal resources and retaining third-party consultants to help enhance our internal control over financial reporting following reviews of our accounting and finance function conducted by members of senior management. We cannot assure you when we will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our prospectus dated October 29, 2014, included in our prospectus (File No. 333-198613), as amended, filed with the SEC in accordance with Rule 424(b) of the Securities Act on October 30, 2014, which is accessible on the SEC's website at www.sec.gov.
There have been no material changes to the risk factors disclosed in our prospectus during the quarter ended September 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 31, 2014, we issued 100 shares of our common stock, par value $0.01 per share, to Leonard M. Tannenbaum for $1,000. These shares were issued to Mr. Tannenbaum in reliance upon exemption from the registration requirement of the Securities Act provided for by Section 4(a)(2) thereof for transactions not involving a public offering. Upon the amendment and restatement of the our certificate of incorporation on October 13, 2014, the shares of our existing common stock converted to Class A Common Stock on a three-for-one basis.
On October 29, 2014, in connection with our reorganization, we issued 40,191,085 shares of our Class B Common Stock to Mr. Tannenbaum and 2,665,769 shares of our Class B Common Stock to Mr. Bernard D. Berman in exchange for the general partnership interests of Fifth Street Holdings. These shares were issued to Mr. Tannenbaum and Mr. Berman in reliance upon exemption from the registration requirement of the Securities Act provided for by Section 4(a)(2) thereof for transactions not involving a public offering.
On October 29, 2014, our registration statement on Form S-1 (File No. 333-196813) covering the initial public offering of up to 6,900,000 (including the overallotment) shares of our Class A Common Stock was declared effective by the SEC. On November 4, 2014, we closed our initial public offering and issued and sold 6,000,000 shares of Class A common stock at an initial public offering price of $17.00 per share. Morgan Stanley, J.P. Morgan, Goldman, Sachs & Co., RBC Capital Markets and Credit Suisse acted as joint book-running managers and representatives of the underwriters for the initial public offering. SMBC Nikko, Deutsche Bank Securities, Barclays and UBS Investment Bank acted as book-running managers for the offering. Janney Montgomery Scott, JMP Securities, Ladenburg Thalmann, KeyBanc Capital Markets, ING, Maxim Group LLC, MLV & Co., Sterne Agee, National Securities Corporation and Natixis also acted as co-managers for the initial public offering.
Total proceeds from our initial public offering, net of underwriting discounts, were $95.9 million before offering expenses of $3.7 million payable by us. The proceeds from our initial public offering were used to purchase a 12.0% limited partnership interest of Fifth Street Holdings from its limited partners.
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.     Exhibits
The required exhibits are listed in the Exhibit Index and are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended on October 13, 2014					X
3.2	Amended and Restated Bylaws, as adopted on September 29, 2014					X
4.1	Form of Class A Common Stock Certificate	S-1	333-196813	4.1	09/22/2014
10.1	Amended and Restated Limited Partnership Agreement of Fifth Street Holdings, L.P., dated of October 29, 2014	8-K	001-36701	10.1	11/04/2014
10.2.1	Contribution Agreement dated as of September 17, 2014, by and among Fifth Street Holdings L.P. and each of the transferors named therein	S-1	333-196813	10.2.1	09/22/2014
10.2.2	Contribution Agreement dated as of September 17, 2014, by and among Fifth Street Holdings L.P. and each of the transferors named therein (Principals)	S-1	333-196813	10.2.2	09/22/2014
10.2.3	Contribution Agreement dated as of September 17, 2014, by and between Fifth Street Holdings L.P. and Alexander C. Frank	S-1	333-196813	10.2.3	09/22/2014
10.2.4	Amendment to Contribution Agreement dated as of October 24, 2014, by and among Fifth Street Holdings L.P. and each of the transferors named therein	S-1	333-196813	10.2.4	10/28/2014
10.2.5	Amendment to Contribution Agreement dated as of October 24, 2014, by and among Fifth Street Holdings L.P. and each of the transferors named therein (Principals)	S-1	333-196813	10.2.5	10/28/2014
10.3	Exchange Agreement by and among Fifth Street Asset Management, Fifth Street Holdings and the limited partners of Fifth Street Holdings party thereto, dated as of November 4, 2014.	8-K	001-36701	10.2	11/04/2014
10.4	Tax Receivable Agreement, dated as of October 29, 2014, by and among Fifth Street Asset Management, Fifth Street Holdings and the Principals, as defined therein, dated as of October 29, 2014.	8-K	001-36701	10.3	11/04/2014
10.5	Registration Rights Agreement, by and among Fifth Street Asset Management, Fifth Street Holdings and the Covered Persons party thereto, dated as of November 4, 2014.	8-K	001-36701	10.4	11/04/2014
10.6	Second Amended and Restated Investment Advisory Agreement between the Fifth Street Management LLC and Fifth Street Finance Corp., dated as of May 2, 2011	S-1	333-196813	10.6	09/22/2014
10.7	Investment Advisory Agreement between the Fifth Street Management LLC and Fifth Street Senior Floating Rate Corp, dated as of June 27, 2013	S-1	333-196813	10.7	09/22/2014
10.8	Amended and Restated Investment Management Agreement dated as of February 21, 2014, by and between Fifth Street Management LLC and Fifth Street Credit Opportunities Fund, L.P.	S-1	333-196813	10.14	09/25/2014
10.9	Investment Management Agreement dated as of February 18, 2014, by and between Fifth Street Senior Loan Fund I Operating Entity, LLC and Fifth Street Management LLC	S-1	333-196813	10.15	09/25/2014
10.10	Investment Management Agreement dated as of July 31, 2014, by and between Fifth Street Senior Loan Fund II Operating Entity, LLC and Fifth Street Management LLC	S-1	333-196813	10.16	09/25/2014

10.11	The Fifth Street Deferred Bonus and Retention Plan, as amended and restated December 2013 †	S-1	333-196813	10.8	09/25/2014
10.12	Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan †	8-K	001-36701	10.10	11/04/2014
10.13	Amended and Restated Employment Offer, by and among Fifth Street Management LLC, FSC CT, Inc. and Todd G. Owens, dated as of October 30, 2014. †	8-K	001-36701	10.6	11/04/2014
10.14	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Bernard D. Berman, dated as of October 29, 2014. †	8-K	001-36701	10.7	11/04/2014
10.15	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Alexander C. Frank, dated as of October 29, 2014. †	8-K	001-36701	10.8	11/04/2014
10.16	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Ivelin M. Dimitrov, dated as of October 29, 2014. †	8-K	001-36701	10.9	11/04/2014
10.17	Form of Non-Competition, Non-Solicitation and Non-Disclosure Agreement by and between FSC CT, Inc. and each of Bernard D. Berman, Alexander C. Frank, Ivelin M. Dimitrov and Todd G. Owens †	S-1	333-196813	10.17	09/25/2014
10.18	Credit Agreement, dated as of November 4, 2014, by and among Fifth Street Holdings L.P., the subsidiary guarantors party thereto, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent.	8-K	001-36701	10.5	11/04/2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
__________________

†	Management or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    December 15, 2014

FIFTH STREET ASSET MANAGEMENT INC.

By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Alexander C. Frank
Alexander C. Frank
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)