Form 10-Q/A
period 2014-09-30
Fifth Street Asset Management Inc.
filed 2015-01-13
CIK 1611988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q/A
(Amendment No. 1)
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
(203) 681-3600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☐     NO   ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☑   NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to Fifth Street Asset Management Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended September 30, 2014, as originally filed with the Securities and Exchange Commission on December 15, 2014, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).
No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.
PART II - OTHER INFORMATION

Item 6.     Exhibits
The required exhibits are listed in the Exhibit Index and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    January 13, 2015

FIFTH STREET ASSET MANAGEMENT INC.

By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Alexander C. Frank
Alexander C. Frank
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended on October 13, 2014**
3.2	Amended and Restated Bylaws, as adopted on September 29, 2014**
4.1	Form of Class A Common Stock Certificate	S-1	333-196813	4.1	09/22/2014
10.1	Amended and Restated Limited Partnership Agreement of Fifth Street Holdings, L.P., dated of October 29, 2014	8-K	001-36701	10.1	11/04/2014
10.2.1	Contribution Agreement dated as of September 17, 2014, by and among Fifth Street Holdings L.P. and each of the transferors named therein	S-1	333-196813	10.2.1	09/22/2014
10.2.2	Contribution Agreement dated as of September 17, 2014, by and among Fifth Street Holdings L.P. and each of the transferors named therein (Principals)	S-1	333-196813	10.2.2	09/22/2014
10.2.3	Contribution Agreement dated as of September 17, 2014, by and between Fifth Street Holdings L.P. and Alexander C. Frank	S-1	333-196813	10.2.3	09/22/2014
10.2.4	Amendment to Contribution Agreement dated as of October 24, 2014, by and among Fifth Street Holdings L.P. and each of the transferors named therein	S-1	333-196813	10.2.4	10/28/2014
10.2.5	Amendment to Contribution Agreement dated as of October 24, 2014, by and among Fifth Street Holdings L.P. and each of the transferors named therein (Principals)	S-1	333-196813	10.2.5	10/28/2014
10.3	Exchange Agreement by and among Fifth Street Asset Management, Fifth Street Holdings and the limited partners of Fifth Street Holdings party thereto, dated as of November 4, 2014.	8-K	001-36701	10.2	11/04/2014
10.4	Tax Receivable Agreement, dated as of October 29, 2014, by and among Fifth Street Asset Management, Fifth Street Holdings and the Principals, as defined therein, dated as of October 29, 2014.	8-K	001-36701	10.3	11/04/2014
10.5	Registration Rights Agreement, by and among Fifth Street Asset Management, Fifth Street Holdings and the Covered Persons party thereto, dated as of November 4, 2014.	8-K	001-36701	10.4	11/04/2014
10.6	Second Amended and Restated Investment Advisory Agreement between the Fifth Street Management LLC and Fifth Street Finance Corp., dated as of May 2, 2011	S-1	333-196813	10.6	09/22/2014
10.7	Investment Advisory Agreement between the Fifth Street Management LLC and Fifth Street Senior Floating Rate Corp, dated as of June 27, 2013	S-1	333-196813	10.7	09/22/2014
10.8	Amended and Restated Investment Management Agreement dated as of February 21, 2014, by and between Fifth Street Management LLC and Fifth Street Credit Opportunities Fund, L.P.	S-1	333-196813	10.14	09/25/2014
10.9	Investment Management Agreement dated as of February 18, 2014, by and between Fifth Street Senior Loan Fund I Operating Entity, LLC and Fifth Street Management LLC	S-1	333-196813	10.15	09/25/2014
10.10	Investment Management Agreement dated as of July 31, 2014, by and between Fifth Street Senior Loan Fund II Operating Entity, LLC and Fifth Street Management LLC	S-1	333-196813	10.16	09/25/2014
10.11	The Fifth Street Deferred Bonus and Retention Plan, as amended and restated December 2013 †	S-1	333-196813	10.8	09/25/2014

10.12	Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan †	8-K	001-36701	10.10	11/04/2014
10.13	Amended and Restated Employment Offer, by and among Fifth Street Management LLC, FSC CT, Inc. and Todd G. Owens, dated as of October 30, 2014. †	8-K	001-36701	10.6	11/04/2014
10.14	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Bernard D. Berman, dated as of October 29, 2014. †	8-K	001-36701	10.7	11/04/2014
10.15	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Alexander C. Frank, dated as of October 29, 2014. †	8-K	001-36701	10.8	11/04/2014
10.16	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Ivelin M. Dimitrov, dated as of October 29, 2014. †	8-K	001-36701	10.9	11/04/2014
10.17	Form of Non-Competition, Non-Solicitation and Non-Disclosure Agreement by and between FSC CT, Inc. and each of Bernard D. Berman, Alexander C. Frank, Ivelin M. Dimitrov and Todd G. Owens †	S-1	333-196813	10.17	09/25/2014
10.18	Credit Agreement, dated as of November 4, 2014, by and among Fifth Street Holdings L.P., the subsidiary guarantors party thereto, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent.	8-K	001-36701	10.5	11/04/2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
__________________

**	Previously included as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2014
†	Management or compensatory arrangement.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

4