Form 10-K
period 2014-12-31
Fifth Street Asset Management Inc.
filed 2015-03-30
CIK 1611988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-36701
Fifth Street Asset Management Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	46-5610118
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 West Putnam Avenue, 3rd Floor Greenwich, CT	06830
(Address of principal executive office)	(Zip Code)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
(203) 681-3600
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑       No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑
The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of March 25, 2015 was 6,000,033. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of March 25, 2015 was 42,856,854.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the registrant's 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended, (the "Exchange Act"), that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. We believe these factors include but are not limited to those described under "Risk Factors" in this Annual Report on Form 10-K, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC's website at www.sec.gov. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Unless the context otherwise requires, references to "we," "us," "our," and "the Company" are intended to mean the business and operations of Fifth Street Asset Management Inc. and its consolidated subsidiaries since the consummation of our initial public offering on November 4, 2014. When used in the historical context (i.e., prior to November 4, 2014), these terms are intended to mean the business and operations of Fifth Street Management Group.
When used in this Annual Report on Form 10-K, unless the context otherwise requires:

•
"Adjusted Net Income" represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, including the amortization of equity-based awards related to the Reorganization and initial public offering, (ii) non-recurring underwriting costs relating to public offerings of our funds, (iii) non-recurring professional fees and other expenses incurred in connection with our initial public offering and (iv) other non-recurring items;

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

•
"Fifth Street Management Group" and the "Predecessor" refers to Fifth Street Management LLC, FSC, Inc., FSC CT, Inc., FSC Midwest, Inc., Fifth Street Capital West, Inc. (and their wholly-owned subsidiaries) and certain combined funds;

•	"FSC" refers to Fifth Street Finance Corp., a publicly-traded business development company managed by Fifth Street Management;

•	"FSFR" refers to Fifth Street Senior Floating Rate Corp., a publicly-traded business development company managed by Fifth Street Management;

•	"FSOF" refers to "Fifth Street Opportunities Fund, L.P." (formerly Fifth Street Credit Opportunities Fund, L.P.), a hedge fund managed by Fifth Street Management;

i

•	"Fund II" refers to Fifth Street Mezzanine Partners II, L.P., a fund advised by an affiliate of Fifth Street Management;

•	"Holdings Limited Partners" refers to active, limited partners in Fifth Street Holdings (other than us), which include, among other persons, the Principals;

•	"hurdle rate" or "hurdle" refers to a specified minimum rate of return that a fund must exceed in order for the investment adviser or manager of such a fund to receive performance fees;

•	"management fees" refer to base management fees and Part I Fees;

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

•	"Principals" refers to Leonard M. Tannenbaum and Bernard D. Berman and, where applicable, any entities controlled directly or indirectly by them;

•	"SLF I" refers to Fifth Street Senior Loan Fund I, LLC, a fund in our senior loan fund strategy managed by Fifth Street Management;

•	"SLF II" refers to Fifth Street Senior Loan Fund II, LLC, a fund in our senior loan fund strategy managed by Fifth Street Management; and

•	"TRA recipients" refers to the Principals and Ivelin M. Dimitrov.
Many of the terms used in this Annual Report on Form 10-K, including AUM, fee-earning AUM and Adjusted Net Income, may not be comparable to similarly titled measures used by other companies. In addition, our definitions of AUM and fee-earning AUM are not based on any definition of AUM or fee-earning AUM that is set forth in the agreements governing the investment funds that we manage and may differ from definitions of AUM set forth in other agreements to which we are a party from time to time, including the agreements governing our revolving credit facility. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures and Operating Metrics — Assets Under Management" and "— Fee-earning AUM" for more information on AUM and fee-earning AUM. Further, Adjusted Net Income is not a performance measure calculated in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. We use Adjusted Net Income as a measure of operating performance, not as a measure of liquidity. We believe that Adjusted Net Income provides investors with a meaningful indication of our core operating performance and Adjusted Net Income is evaluated regularly by our management as a decision tool for deployment of resources. We believe that reporting Adjusted Net Income is helpful in understanding our business and that investors should review the same supplemental non-GAAP financial measures that our management uses to analyze our performance. Adjusted Net Income has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results prepared in accordance with GAAP. The use of Adjusted Net Income without consideration of related GAAP measures is not adequate due to the adjustments described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures and Operating Metrics — Adjusted Net Income."
Amounts and percentages throughout this Annual Report on Form 10-K may reflect rounding adjustments and consequently totals may not appear to sum.

ii

PART I

Item 1.     Business
Our Business
Fifth Street is a leading alternative asset manager with more than $6.3 billion of assets under management. The funds we manage provide innovative and flexible financing solutions to small and mid-sized companies across their capital structures, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $500 million. As of December 31, 2014, 90.5% of our assets under management reside in publicly-traded permanent capital vehicles, consisting of Fifth Street Finance Corp. and Fifth Street Senior Floating Rate Corp.
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
Since our founding in 1998, we have grown into an asset manager with approximately 100 employees, half of which are investment professionals. Our management team has a proven 17-year track record across market cycles using a disciplined investment process. Our growth has been facilitated through a scalable operating platform.
We provide our investment management capabilities to the following fund strategies:

Fund Strategy(1)	Strategy and Focus	Launch	AUM (As of December 31, 2014) (in thousands)
Fifth Street Finance Corp. (NASDAQ FSC)	- Publicly-traded business development company, or BDC, focused on investing and lending to sponsor-backed small and mid-sized companies across their capital structure - Permanent capital vehicle	June 2008	$4,911,422

Fifth Street Senior Floating Rate Corp. (NASDAQ FSFR)	- Publicly-traded BDC focused on floating rate, senior secured loans to sponsor-backed mid- sized companies - Permanent capital vehicle	July 2013	791,103

Senior Loan Funds	- Private funds focused on senior secured loans to middle market companies. Consists of SLF I and SLF II	February 2014	524,025
Fifth Street Opportunities Fund	- A long/short hedge fund targeting uncorrelated returns by primarily focusing on yield-oriented corporate credit assets and equities, including leveraged loans and BDCs	March 2013	74,710
	Total AUM as of December 31, 2014		$6,301,260
____________________
(1) FSC, FSFR, our Senior Loan Funds and FSOF may utilize leverage as part of their respective investment programs. See "Risk Factors — Risks Related to Our Business Development Companies and Other Funds — Dependence on leverage by certain of our funds and by our funds' portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect our funds' ability to achieve attractive rates of return on those investments."
Key Competitive Strengths
With a national origination strategy, proven track record and established platform for growth, we believe we are well-positioned to take advantage of the strong market opportunity for alternative asset managers.
Strong Growth in Assets Under Management, Revenues and Earnings. From December 31, 2010 to December 31, 2014, our AUM grew at a compound annual growth rate of 55.5%. We have increased AUM by organically growing our existing funds and developing new funds and strategies. The performance of our funds has helped drive growth in our AUM, and as we have grown our AUM, our revenues have also increased in a consistent manner. From December 31, 2010 to December 31, 2014, management fee revenues increased by a CAGR of 40.0%.

High-Quality and Predictable Earnings. In 2014, approximately 92% of our total revenue was comprised of management fees. Our management fees, all of which are paid quarterly in cash and are not subject to repayment or clawback, include base management fees and Part I Fees. Our aggregate base management fees are generally based on the value of our funds' assets. Our Part I Fees are generally based on a percentage of our BDCs' net investment income, subject to hurdle and catch-up provisions. We include Part I Fees in management fees because they are consistent, highly predictable and, like our base management fees, paid quarterly in cash, and not subject to repayment or clawback. Since a significant percentage of our revenues consist of management fees, our revenues are highly predictable. Our focus on credit strategies and funds helps us generate fees that are more stable and less volatile than those of investment managers that are more equity-focused. The underlying portfolios of our strategies and funds are well-diversified with little industry concentration risk. In addition, approximately 99% of our total revenues in 2014 were generated from publicly-traded permanent capital vehicles with unlimited duration. As we grow our existing investment vehicles and develop new funds and products, we expect that the contribution of revenues from non-permanent capital vehicles will increase in the future.
Strong Private Equity Sponsor Relationships. Fifth Street has deep relationships with over 300 leading middle market private equity sponsors. Our relationship approach is differentiated by our platform's ability to provide flexible offerings and large hold sizes. We believe that the strength of these relationships is due to a common investment philosophy, a consistent market focus, a rigorous approach to diligence and a reputation for delivering on commitments. In addition to being our principal source of originations, we believe that private equity sponsors provide significant benefits, including incremental due diligence, additional monitoring capabilities and a potential source of capital and operational expertise for our investments. We have found that our reputation in the market leads to opportunities not available to the broader investor universe and provides us with better pricing and deal structure than many of our competitors.
Well-regarded Brand and Strong Institutional Relationships. As we have grown our BDCs, we have developed a well-regarded brand within our target markets and strong institutional relationships that we believe will allow us to continue to build and diversify our business. Equity investors in our BDCs and private funds include large institutional investors, family offices and retail investors. We have strong relationships with large institutional debt and convertible investors, as well as lending relationships with numerous commercial banks. Fifth Street's strong brand recognition has allowed our funds to successfully access the capital markets on a regular basis and establish a sizeable pool of permanent capital.
Institutionalized Operations Platform. Our institutionalized and scalable management operations platform provides us with a strong foundation for growth. Beginning with proprietary origination deal flow and continuing with a robust underwriting and portfolio monitoring process, we have established an industry leading middle market platform. We have developed a rigorous underwriting process for each investment, which extends to the deal sponsor, is focused on best practices and utilizes a proven, standardized approach. We hold one-on-one meetings with management, examine third-party reports and perform a detailed financial review of each investment. We proactively manage our portfolio with highly-customized Black Mountain software and use an active watch list and proprietary metrics to monitor ongoing performance. As part of the investment monitoring process, we analyze monthly and quarterly financial statements, review financial projections, compliance certificates and covenants, meet with management and attend board meetings.
Seasoned Management Team Aligned with Stockholders. Members of our senior management team have an average of over 17 years of investment management experience and are a valuable resource to us and the funds we advise. Our management committee has worked together for many years and is supported by approximately 100 employees, approximately half of which are investment professionals. Our senior management has invested in our businesses and funds, aligning their interests with the performance of these vehicles.
Growth Strategy
The key to our success is continued long-term investment performance. We believe the following strategies should enable us to continue to grow our business:
Continue to Grow our Existing Investment Vehicles. We expect to continue to grow the AUM of our existing investment vehicles. Alternative assets are experiencing increasing demand from a range of investors, which we and many industry participants believe is part of a long-term trend to enhance portfolio diversification and to meet desired return objectives. We believe that our proven track record of outstanding investor performance and brand reputation will continue to attract new investments and capital to our funds. Our BDCs are particularly well-positioned to grow from the increasing retail interest in alternative investments. For example, FSC has expanded into the aircraft leasing market and continued to reinforce its expertise in middle market healthcare lending. In addition, our venture lending team based in Palo Alto allows us to build on relationships with over 150 private equity sponsors, a sub-set of our traditional private equity relationships, and provides us with opportunities to lend early in the lifecycle of technology companies. Our most recent funds and product offerings are designed for institutional investors. FSOF is a long/short hedge fund targeting uncorrelated returns by primarily focusing on yield-oriented corporate credit assets and equities and our senior loan fund strategy consists of private funds focused on first lien loans to middle market companies.

Grow Direct Originations. We believe we can meaningfully grow our originations to support the growth of our BDCs, private funds and future products. We maintain over 300 private equity sponsor relationships and are well-positioned to be a sponsor's first call when seeking leverage. In addition, there are over 2,500 middle market private equity sponsors in the United States, providing us with significant opportunities to expand these relationships. We also have an active loan syndication dimension to our origination efforts. We maintain communications with and sourcing from other lenders and we expect our trading relationships to provide consistent deal flow that can bridge gaps in direct origination. We believe we can further penetrate our existing private equity sponsor relationships to source more assets, build new relationships and continue to grow our capital markets sourcing channel.
Continue to Expand our Institutional Relationships. Our many institutional relationships have helped grow our business and we continue to focus on establishing new, and expanding our current strategic partnerships. In addition to our relationships with private equity firms that support our asset origination activities, we are continuing to develop relationships with institutional investors to expand our access to capital and broaden our distribution channels. For example, we have established joint ventures with institutional investors to partner with our BDCs and have also facilitated direct investments in our BDCs and private funds by leading institutional investors across multiple strategies. Key relationships have also been established with fund investors and distributors, global commercial and investment banks, leading professional services firms and a number of other market participants. As our platform grows, we expect these partnerships to also increase, providing benefits to our distribution channels, asset origination, capital access and product development.
Broaden our Product Offerings. We believe we are well-positioned to selectively leverage our established platform and brand to launch additional credit strategies and funds and continue growing as a diversified asset manager. We have a proven record of organic growth and have demonstrated the ability to develop new and successful product offerings. These expanded offerings will benefit from our access to retail and institutional funding, management insight and strong sponsor relationships.
Expand Funding Sources. We have demonstrated an ability to raise capital from a number of different funding sources, including retail and institutional shareholders in our permanent capital vehicles, bank credit facilities, institutional fund investors, high net worth individuals, family offices, small business investment company debentures, convertible debt, retail "baby bonds," unsecured senior institutional debt and separately managed accounts. Fifth Street has an attractive funding profile that is diversified, priced competitively and targeted to match the tenure profile of our investments. Our new funds and strategies should be able to attract complementary sources of capital that did not previously have a place in the Fifth Street platform, including senior agented deals, where we use our sponsor relationships to win, structure and underwrite senior facilities and distribute post-close. We intend to expand the sources from which we seek funding to include strategy-focused funds, pension funds, insurers and institutional private capital.
Our Mission
Our mission is to build a leading alternative asset management firm with a core focus on credit solutions and to be admired in the marketplace for our ideas, talent and integrity.
We foster a culture of dedicated and innovative professionals who strive to deliver impeccable service and create value for both our investors and clients.
Our Investment Vehicles
We receive management fees in connection with the advisory services that we provide to the Fifth Street BDCs and private funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview of Results of Operations." We also provide administrative services to the Fifth Street BDCs and have granted the Fifth Street BDCs non-exclusive, royalty-free license to use the name "Fifth Street."

Historical Performance of our Funds
The following table sets forth historical performance for certain of our funds as of December 31, 2014. When considering the data presented below, you should note that the historical results of our funds are not indicative of the future results that you should expect from such funds, from any future funds we may raise, our future results or from your investment in our Class A common stock. An investment in our Class A common stock is not an investment in any of our funds, and the assets and revenues of our funds are not directly available to us. See "Risk Factors — Risks Related to Our Business — The historical returns attributable to our funds should not be considered as indicative of the future results of our funds, our new investment strategies, our operations or of any returns expected on an investment in our Class A common stock."

Fund	Period Presented(1)	Net IRR	Total Return	Benchmark Index(2)	Benchmark Index Performance
Fund II (3)	01/28/2005 - 12/31/2014	6.7%(4)	N/A	LPX Mezzanine	(0.03)%
FSC	06/12/2008 - 12/31/2014	N/A	4.9% (5)	CS Leveraged Loan Index	5.1%
FSOF	03/01/2013 - 12/31/2014	11.5% (6)	N/A	BAML HY Index	4.4%
FSFR	07/12/2013 - 12/31/2014	N/A	(14.0%)(5)	CS Leveraged Loan Index	3.3%
____________________
(1) Periods presented are shown from each included fund's date of inception or initial public offering through December 31, 2014. We have included in this table each of our funds for which we can calculate over one year of operating performance data.
(2) The LPX Mezzanine Index covers all listed private equity companies that pursue a mezzanine capital investment strategy and fulfill certain liquidity constraints. The index is diversified across regions, investment styles and vintage years. The Credit Suisse Leveraged Loan Index, or the CS Leveraged Loan Index, is an index designed to mirror the investable universe of the $US-denominated leveraged loan market. Securities in the index must meet the following criteria: loans must be rated "5B" or lower; only fully-funded term loans are included; the tenor must be at least one year; and the issuers of loans must be domiciled in developed countries. The BofA Merrill Lynch US High Yield Master II Index, or the BAML HY Index, tracks the performance of US dollar denominated below investment grade rated corporate debt publicly issued in the U.S. domestic market. Securities in the BAML HY Index must have a below investment grade rating and an investment grade rated country of risk. Each security must have more than one year of remaining maturity, a fixed coupon schedule, and a minimum amount outstanding of $100 million.
(3) The partnership term of Fund II has expired and all assets were transferred into a liquidating trust on December 31, 2014.
(4) Percentage represents annualized Net IRR for the period indicated on invested capital based on contributions, distributions and unrealized value after giving effect to management fees, the general partner's carried interest, where applicable, and other expenses.
(5) Percentage represents the annualized total return provided to shareholders on our BDCs' common stock from the closing price on the date of their respective initial public offerings and equals the increase (or decrease) of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment obtained under their respective dividend reinvestment plans.
(6) Percentage represents annualized Net IRR for the period indicated which is calculated based on the change in net asset value per share since inception after giving effect to management fees, performance fees and other expenses. Includes returns of predecessor fund of FSOF that operated with a substantially similar investment objective and strategy as FSOF and with substantially the same investment team.

Business Development Companies
Overview
Our BDCs are publicly-traded permanent capital vehicles that maintain a portfolio of a diverse range of companies in a tax-favored structure. These permanent capital vehicles are externally managed, closed-end, non-diversified investment companies that have elected to be regulated as BDCs under the 1940 Act. BDCs are required to comply with regulatory requirements, including limitations on the use of debt. Our BDCs are permitted to, and expect to continue to, finance investments through borrowings. However, such entities are only generally allowed to borrow amounts such that their asset coverage, as defined in the1940 Act, equals at least 200% after such borrowing. Also under the 1940 Act, a BDC may not acquire any asset other than qualifying assets, as defined in Section 55(a) of the 1940 Act, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. In order to count portfolio securities as qualifying assets for purposes of the 70% test, the portfolio company must (i) have its principal operations in the United States, (ii) generally be a private or thinly-traded public operating company and (iii) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act, and the BDC must either control the issuer of the securities in which it is investing or offer to make available significant managerial assistance to such issuer.
Our BDCs have each elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code. A BDC treated as a RIC generally will not have to pay corporate-level federal income taxes on any net ordinary income or realized net capital gains that is distributed to its stockholders if it meets certain source-of-income, income distribution, asset diversification and other requirements imposed under the Code.

Fifth Street Finance Corp.
FSC is a specialty finance company that lends to and invests in small and mid-sized companies, primarily in connection with investments by private equity sponsors. FSC's investment objective is to maximize its portfolio's total return by generating current income from its debt investments and capital appreciation from its equity investments. FSC is advised by Fifth Street Management pursuant to an investment advisory agreement.
FSC's investments generally range in size from $10 million to $100 million and are principally in the form of first lien, second lien and subordinated debt investments, which may also include an equity component. As of December 31, 2014, 82.2% of FSC's portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of its portfolio companies. Moreover, FSC held equity investments consisting of common stock, preferred stock or other equity interests in approximately half of its portfolio companies as of December 31, 2014. FSC may invest up to 30% of its total assets in opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with its regulatory obligations as a BDC under the 1940 Act.
From inception through December 31, 2014, FSC had originated $5.7 billion of funded debt and equity investments. FSC's portfolio totaled $2.7 billion at fair value at December 31, 2014 and was comprised of 137 investments, 117 of which were in operating companies, one of which was in a senior loan fund vehicle and 19 of which were in private equity funds. The 19 investments in private equity funds represented less than 1% of the fair value of FSC's assets as of December 31, 2014.
In addition, FSC maintains wholly-owned subsidiaries that are licensed as small business investment companies, or SBICs, and regulated by the United States Small Business Administration, or SBA. The SBIC licenses allow FSC, through its wholly-owned subsidiaries, to issue SBA-guaranteed debentures. FSC received exemptive relief from the SEC to permit it to exclude the debt of its SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio it is required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, FSC is permitted to borrow one dollar for every dollar it has in assets less all liabilities and indebtedness not represented by debt securities issued by it or loans obtained by it. As a result of the receipt of exemptive relief from the SEC for its SBA debt, FSC has increased capacity to fund up to $225 million (the maximum amount of SBA-guaranteed debentures FSC's SBICs may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 200% asset coverage ratio limitation would allow FSC to incur.
Fifth Street Senior Floating Rate Corp.
FSFR is a specialty finance company whose investment objective is to maximize the total return on its portfolio by generating current income from debt investments while seeking to preserve capital. FSFR invests primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade, which we refer to collectively as "senior loans." FSFR may also invest in senior unsecured loans issued by private middle market companies and, to a lesser extent, subordinated loans issued by private middle market companies and senior and subordinated loans issued by public companies. Under normal market conditions, at least 80% of the value of FSFR's net assets plus borrowings for investment purposes is invested in floating rate senior loans. FSFR is advised by Fifth Street Management pursuant to an investment advisory agreement.
FSFR invests in senior loans made primarily to private leveraged middle market companies with approximately $20 million to $100 million of EBITDA. Its business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. FSFR's investments generally range between $3 million and $35 million, although FSFR expects that this investment size will vary proportionately with the size of its capital base. In addition, FSFR may invest a portion of its portfolio in other types of investments, which it refers to as opportunistic investments, which are not its primary focus, but are intended to enhance overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. FSFR may invest up to 30% of its total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with its regulatory obligations as a BDC under the 1940 Act.
From the time FSFR commenced operations on June 29, 2013 through December 31, 2014, it originated $944.2 million of funded debt investments. As of December 31, 2014, its portfolio totaled $595.9 million at fair value and was comprised of 57 investments in operating companies.

Senior Loan Funds
We launched SLF I in February 2014 and SLF II in August 2014. The investment objective of funds in our senior loan funds strategy is to generate leveraged returns by focusing on investing, directly or indirectly through subsidiaries, in senior, secured term loan debt (including broadly syndicated loans, first lien term loans, second lien loans and to a lesser extent delayed draw term loans and revolving loans) of middle market companies. The portfolios of loan debt currently provide and are expected to continue to provide eligible collateral for warehouse financing and we expect that the portfolios of loan debt will provide eligible collateral for securitization financing that are employed by the senior loan funds to enhance the size of investment portfolios and magnify the returns generated from such portfolios. Portfolio investments in loans are subject to certain criteria and restrictions with respect to the loans and the underlying obligors. In particular, we may not invest in a loan of which Fifth Street or an affiliate is the obligor.

Fifth Street Opportunities Fund
The investment objective of FSOF is to generate income and long-term capital appreciation. Fifth Street intends to achieve the investment objective by primarily investing opportunistically in various credit-related instruments, including, without limitation, debt securities, instruments and obligations of U.S. and non-U.S. government, corporate and other non-governmental entities and issuers and preferred and convertible preferred securities that include fixed-income features, and in publicly-traded equity and equity-linked securities, including, without limitation, the equity securities of BDCs managed by unaffiliated investment managers. FSOF may invest in instruments and obligations directly or indirectly by investing in derivative or synthetic instruments, including, without limitation, credit default swaps and loan credit default swaps, and may engage in currency trading. FSOF's investment program may include opportunistic investments in corporate structured credit, cash and synthetic collateralized loan obligations and collateralized debt obligations, or CDOs (e.g., bank and insurance trust preferred CDOs), cash and synthetic high-yield debt and leveraged loans, and non-mortgage asset-backed securities. FSOF may utilize other strategies or financial instruments as determined by Fifth Street, subject to the oversight of the general partner of FSOF. FSOF's general partner is FSCO GP and its investment adviser is Fifth Street Management.

Our Investment Team and Institutionalized Operating Platform
Fifth Street Management has carefully assembled a highly regarded team with deep experience in sponsor-led investing in private growing companies. As of December 31, 2014, we had over 40 professionals focused on originating, structuring and managing our investment portfolio, as well as other professionals focused on corporate operations.
Investment Process
We maintain a disciplined investment process approach across our funds that utilizes policies and procedures and leverages the strengths of our operating platform.
•Sourcing - Our relationships with private equity sponsors are our principal source of originations. Potential investments are screened on company, industry, capital structure and transaction considerations.
•Due diligence - We maintain a rigorous underwriting process that includes one-on-one meetings with management, review of third-party reports, utilization of industry consultations and in-depth financial analysis. We utilize our sponsor and portfolio company networks to form real-time industry sector views. Deal teams present their findings and recommendations to the investment committee of the fund for further review and approval.
•Portfolio construction - We carefully consider asset and industry concentrations in the context of potential macroeconomic, cyclical, technological and regulatory headwinds. We evaluate price and risk alongside our ability to obtain optimal levels of leverage.
•Legal documentation and closing - We view legal documentation as a key risk mitigant. We work closely with external legal counsel to negotiate credit documentation with an emphasis placed on financial covenants that may be adverse to lenders.
Moreover, each fund is subject to certain investment criteria set forth in its governing documents that generally contain requirements and limitations for investments, such as limitations relating to types of assets in which the fund can invest, the amount that will be invested in any one company, the geographic regions in which the fund will invest and potential conflicts of interest that may arise from investing alongside funds within the same or a different investment group. Certain of our affiliates have received an exemptive order from the SEC that permits certain negotiated co-investments among our affiliates that would otherwise be prohibited under the 1940 Act. See "— Regulatory and Compliance Matters — SEC Regulation."

Deal Origination
The Fifth Street Funds' deal origination efforts center on building relationships with private equity sponsors that are focused on investing in the small and mid-sized companies that these funds target. The Fifth Street Funds emphasize active, consistent sponsor coverage across the United States. The investment professionals of Fifth Street Management have developed an extensive network of relationships with these private equity sponsors. We estimate that there are over 2,500 of such private equity sponsors and Fifth Street Management has active relationships with over 300 of them. An active relationship is one through which Fifth Street Management has received at least one investment opportunity from the private equity sponsor within the last year.
A significant portion of the investment transactions that the Fifth Street Funds have completed to date were originated through Fifth Street Management's relationships with private equity sponsors. We believe we are differentiated from other alternative asset managers by our structuring flexibility, financial strength and a reputation for delivering on commitments. We believe that this reputation and the relationships that Fifth Street Management has built with sponsors will continue to provide our funds with significant investment opportunities.
We have the capacity to be flexible in structuring transactions for private equity sponsors because of our ability in and experience with originating financings at every level of the capital structure, from senior debt to equity, across multiple industries and utilizing a variety of structures. For example, our broad product offerings include an innovative unitranche product that provides sponsors with a one-stop solution to their financing needs. Unitranche products provide private equity sponsors with ease of execution and post-closing management, higher certainty of closing because of the involvement of fewer stakeholders and a single class of debt thereby removing intercreditor complexity. In addition, our product offerings are bolstered by our permanent capital vehicles that allow us to support private equity sponsors' financing needs through economic cycles.
Our platform targets loans for investment of up to $250 million and will structure and syndicate transactions of up to $500 million. Our financing solutions include:

•One-Stop Financing
•First Lien Debt and Second Lien Debt
•Revolver
•Mezzanine Debt
•Delayed Draw Term Loan
•Equity Co-Investment

We provide financing solutions across industry sectors, including:

•Healthcare
•Food and Restaurants
•Manufacturing
•Software and Technology
•Business Services
•Energy
•Education
•Aerospace and Defense
•Consumer Products
•Marketing Services

Risk Management
We have established risk management policies and procedures that are integrated into all aspects of our business from deal origination to portfolio management. Our management team is attuned to the macro-environment and focuses our funds' investments on industry leaders with the scale to withstand market volatility. We also monitor investment concentration across portfolio companies and industry sectors to ensure our portfolios are sufficiently diversified. A credit committee must approve each investment that our funds make. We have sought to adhere to underwriting best practices by utilizing, among others, defined credit boxes, standardized write-ups and strict underwriting guidelines. Once our funds have made an investment, we take a proactive approach to portfolio management. We utilize our integrated portfolio management system to monitor financials, covenant compliance, financial performance trends and portfolio level concentration data. We keep an active watch list and utilize proprietary metrics to monitor the performance of our investments. We monitor the portfolio investments of our funds using a variety of tools and processes on a daily, weekly and monthly basis. We also believe that we are differentiated from our competitors by taking an active role in attending certain board meetings of our BDCs' portfolio companies.

Information Technology
Information technology is important for us to conduct our investment, management and administrative activities for our funds. As part of our technology strategy and governance processes, we develop and routinely refine our technology architecture to leverage solutions that will best serve the needs of our investors. We have developed an enterprise management system that enables us to efficiently integrate our portfolio management and operations activities. Our systems provide us with the ability to generate reports on individual fund investments or entire portfolios. We also utilize subscription-based information services and databases to conduct research, track market movements and perform credit analysis. In addition, our systems, data, network and infrastructure are monitored and administered by formal controls and risk management processes that also help protect the data and privacy of our employees and investors. Our business continuity plan is designed to allow critical business functions to continue in the event of a significant business disruption.

Competition
We face competition both in the pursuit of outside investors for our funds and in acquiring investments in attractive portfolio companies and making other investments. We compete in all aspects of our business with other investment management companies, including BDCs, investment funds, private equity funds, traditional financial services companies, such as commercial banks and other sources of financing. We compete for outside investors based on a variety of factors, including:

•	investment performance;

•	investor perception of investment managers' drive, focus and alignment of interest;

•	terms of investment, including the level of fees and expenses charged for services;

•	our actual or perceived financial condition, liquidity and stability;

•	the quality and mix of services provided to, and the duration of relationships with, investors; and

•	our business reputation.
In order to grow our business, we must be able to compete effectively for investments based on a variety of factors, including:

•	the experience and contacts of our management team;

•	our responsive and efficient investment analysis and decision-making processes;

•	the investment terms we offer; and

•	our willingness to make smaller investments.
Many of our competitors are substantially larger and may possess greater financial and technical resources. Several of these competitors have raised, or are expected to raise, significant amounts of capital and many of them have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. Some of these competitors may have higher risk tolerance, make different risk assessments or have lower return thresholds, which could allow them to consider a wider variety of investments, bid more aggressively for investments that we want to make or accept legal or regulatory limitations or risks we would be unable or unwilling to accept. We believe that some of our competitors make loans with interest rates and returns that are comparable to, or lower than, the rates and returns that we target.
Therefore, we do not seek to compete solely on the interest rates that are offered by our funds to potential portfolio companies. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage relative to us when bidding for an investment. Moreover, an increase in the allocation of capital to alternative investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit. Alternatively, a decrease in the allocation of capital to alternative investments strategies could intensify competition for that capital and lead to fee reductions and redemptions, as well as difficulty in raising new capital.
Competition is also intense for the attraction and retention of qualified employees. Our ability to compete effectively in our businesses will depend upon our ability to continue to attract new employees and retain and motivate our existing employees.
For information on the competitive risks we face, see "Risk Factors — Risks Related to Our Business — The investment management business is intensely competitive."

Employees
We employ approximately 100 full-time employees, half of which are investment professionals. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Regulatory and Compliance Matters
We are subject to extensive regulation. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to limit, restrict or prohibit an investment adviser from carrying on particular activities in the event that it fails to comply with such laws and regulations. Any failure to comply with these rules and regulations could expose us to liability and/or reputational damage. In addition, additional legislation, increasing regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the interpretation or enforcement of existing laws and rules may directly affect our mode of operation and profitability.
Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures, such as oversight compliance, codes of ethics, compliance systems, communication of compliance guidance and employee education and training. We have a compliance group that monitors our compliance with the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Compliance Officer supervises our compliance group, which is responsible for monitoring all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks, such as the handling of material, non-public information, personal securities trading, document retention, potential conflicts of interest and the allocation of investment opportunities. Senior management is involved at various levels in all of these functions, including through active participation on oversight and credit committees.
SEC Regulation
Fifth Street Management and Fifth Street Capital LLC, the adviser of Fund II, are registered with the SEC as investment advisers pursuant to the Advisers Act, and our BDCs are regulated under the 1940 Act. As compared to other, more disclosure-oriented U.S. federal securities laws, the Advisers Act and the 1940 Act, together with the SEC's regulations and interpretations thereunder, are highly restrictive regulatory statutes. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser's registration.
Under the Advisers Act, an investment adviser (whether or not registered under the Advisers Act) has fiduciary duties to its clients. The SEC has interpreted these duties to impose standards, requirements and limitations on, among other things, trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; use of "soft dollars," a practice that involves using client brokerage commissions to purchase research or other services that help managers make investment decisions; execution of transactions; and recommendations to clients. On behalf of our investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker dealers to execute trades and negotiate brokerage commission rates.
Section 28(e) of the Exchange Act provides a "safe harbor" to investment managers who use commission dollars generated by their advised accounts to obtain investment research and brokerage services that provide lawful and appropriate assistance to the manager in the performance of investment decision-making responsibilities. Conduct outside of the safe harbor afforded by Section 28(e) is subject to the traditional standards of fiduciary duty under state and federal law. While neither we nor any of our funds currently use soft dollars, to the extent that we may use "soft dollars" in the future, we would intend for such use to fall within the safe harbor of Section 28(e).
The Advisers Act also imposes specific restrictions on an investment adviser's ability to engage in principal and agency cross transactions. As a registered adviser, we are subject to many additional requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge; custody of client assets; client privacy; advertising; and solicitation of clients. The SEC has legal authority to inspect any investment adviser and typically inspects a registered adviser periodically to determine whether the adviser is conducting its activities in compliance with (i) applicable laws, (ii) disclosures made to clients and (iii) adequate systems, policies and procedures to ensure compliance.
A majority of our revenues are derived from our advisory services to our BDCs, which are subject to regulation under the 1940 Act. The 1940 Act imposes significant requirements and limitations on BDCs, including with respect to their capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of these funds, every fund is also subject to oversight and management by a board of directors, a majority of whom are not "interested persons" as defined under the 1940 Act. The responsibilities of each board include, among other things, approving our advisory contract with the BDC; approving certain service providers; determining the valuation and the method for valuing assets; and monitoring transactions involving affiliates. Our advisory contracts with the Fifth Street BDCs may be terminated by the Fifth Street BDCs on not more than 60 days' notice, and are subject to annual renewal by each respective BDC's board of directors after an initial two-year term.
Generally, BDCs are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without prior approval of their board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions with affiliates to prohibit "joint transactions" among entities that share a common investment adviser.
On September 9, 2014, Fifth Street Management and certain of its affiliates received an exemptive order from the SEC that permits them to co-invest with each other and other funds managed by Fifth Street Management or its affiliates in negotiated transactions in a manner consistent with the Fifth Street BDCs' investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements (including the terms and conditions of the exemptive order).
Under the terms of the exemptive order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and our investment objectives and strategies.
In certain situations where co-investment with one or more funds managed by the Investment Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Investment Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, we will be unable to invest in any issuer in which one or more funds managed by the Investment Adviser or its affiliates has previously invested.
Under the Advisers Act, our investment management agreements may not be assigned without the client's consent. Under the 1940 Act, advisory agreements with 1940 Act funds (such as the BDCs we manage) terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a controlling interest in us.
Other Federal and State Regulators; Self-Regulatory Organizations
In addition to the SEC regulatory oversight we are subject to under the 1940 Act and the Advisers Act, there are a number of other regulatory bodies that have or could potentially have jurisdiction to regulate our business activities. For example, certain of FSC's subsidiaries must comply with regulations adopted by the SBA, in order to maintain their status as small business investment companies. In addition, in connection with many of the activities of our BDCs or ourselves, we rely on a number of exemptions from regulatory oversight of various other Federal regulatory agencies (including the CFTC and DOL), various self-regulatory organizations (including FINRA and NFA) and various state regulatory authorities. These exemptions are in many cases complex rules in and of themselves, and complying with them can be difficult and time consuming. At times, they may also impose restrictions on our ability to engage in various types of investments or other activities that we would otherwise engage in for the benefit of our clients absent the need to comply with an applicable exemption. Failure to comply with these exemptions (or a change in the scope or conditions of these exemptions) could subject us or our BDCs to additional regulatory oversight.
For additional information about our regulatory environment, see "Risk Factors — Risks Related to Our Industry — The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may adversely affect our business."
Item 1A. Risk Factors
RISK FACTORS
We are subject to a number of significant risks inherent in our business. You should carefully consider the risks and uncertainties described below and other information included in this Annual Report on Form 10-K. If any of the events described below occur, our business and financial results could be seriously harmed. The trading price of our Class A Common Stock could decline as a result of any of these risks, and you could lose all or part of your investment.

Risks Relating to Economic Conditions
Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations.
Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase the funding costs of our funds, limit access to the capital markets of our funds or result in a decision by lenders not to extend credit to us or our funds. An economic decline could also negatively impact the private equity sponsors with whom we partner, leading to decreased origination opportunities and potentially less favorable economic terms for our funds in connection with our direct originations. These events could limit investment originations by the Fifth Street Funds, limit our ability to grow the Fifth Street Funds and negatively impact our operating results.
In addition, to the extent that recessionary conditions return, the financial results of small and mid-sized companies, like those in which our funds invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of the products and services of the portfolio companies of our funds would likely experience negative economic trends. The performance of certain of the portfolio companies of our funds have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from the portfolio companies of our funds and/or losses or charge offs related to such investments, and, in turn, may materially adversely affect the fees we receive from our funds. Further, adverse economic conditions may decrease the value of collateral securing some of the loans, including the first lien loans, and the value of equity investments held by our funds. As a result, the Fifth Street Funds may need to modify the payment terms of their investments, including changes in payment-in-kind interest provisions and/or cash interest rates. These factors may result in the receipt of a reduced level of interest income from our funds' portfolio companies and/or losses or charge offs related to their investments, and, in turn, may adversely affect the fees that we receive and have a material adverse effect on our results of operations.
Further downgrades of the U.S. credit rating, impending automatic spending cuts or a government shutdown could negatively impact our liquidity, financial condition and earnings.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the United States and global financial markets and economic conditions. While the U.S. Federal Reserve ended its quantitative easing program, but reiterated its plans to maintain the federal funds rate at historically low levels for the immediate term, interest rates and borrowing costs could begin to rise, which may negatively impact our ability or the ability of the Fifth Street Funds to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to essentially shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Global economic, political and market conditions and economic uncertainty may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Economic uncertainty can have a negative impact on our business through changing spreads, structures and purchase multiples, as well as the overall supply of investment capital. Since 2010, several European Union, or EU, countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. As a result of these factors, there can be no assurance that we will be able to successfully monitor developments and manage the investments of our funds in a manner consistent with achieving their investment objectives.

Risks Related to Our Business
The growth of our business depends in large part on our ability to raise capital from investors. If we are unable to raise capital from new or existing investors or existing investors decide to withdraw their investments from our funds, the Fifth Street Funds will be unable to deploy such capital into investments and we will be unable to collect additional management fees, which would have a negative effect on our growth prospects.
Our ability to raise capital from investors depends on a number of factors, including many that are outside our control. Investors may choose not to make investments with alternative asset managers, including BDCs, private funds and hedge funds, and may choose to invest in asset classes and fund strategies that we do not offer. Poor performance of our funds could also make it more difficult for us to raise new capital. Our investors and potential investors continually assess the performance of these funds independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds depends on our performance. If economic and market conditions deteriorate, we may be unable to raise sufficient amounts of capital to support the investment activities of our new and future strategies and funds. In addition, one of our key growth strategies is the expansion of our product offerings through the development of new and future strategies and funds. If we are unable to successfully raise capital for our existing and future funds, we will be unable to collect additional management fees, which would have a negative effect on our growth prospects.
In addition, certain of our newer strategies permit investors to withdraw their investments from our funds and could be affected by portfolio rebalancing. This could have the effect of decreasing the capital available for investments in our funds and reduce our revenues and cash flows. As of December 31, 2014, these non-permanent capital strategies constituted 10% of our fee-earning AUM. We expect that the AUM of our non-permanent capital vehicles will increase, in both absolute dollars and as a percentage of our total AUM over time.
The loss of our executive officers, key investment professionals or senior management team could have a material adverse effect on our business. Our ability to attract and retain qualified investment professionals is critical to our success.
We depend on the investment expertise, skill and network of business contacts of our executive officers, key investment professionals and senior management team. Our executive officers, key investment professionals and senior management team evaluate, negotiate, structure, execute, monitor and service our funds' investments. Our future success will depend to a significant extent on the continued service and coordination of our executive officers, key investment professionals and senior management team. The departure of any of these individuals could have a material adverse effect on our ability to achieve our funds' investment objectives.
The ability of the Fifth Street Funds to achieve their investment objectives depends on our ability to identify, analyze, invest in, finance and monitor companies that meet their investment criteria. Our capabilities in structuring the investment process, providing competent, attentive and efficient services to our funds, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve the investment and growth objectives of the Fifth Street Funds, we may, through our affiliates, need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. We may not be able to find investment professionals in a timely manner or at all. We also face competition from other industry participants for the services of qualified investment professionals, both with respect to hiring new and retaining current investment professionals. Failure to support our investment process could have a material adverse effect on our business, financial condition and/or results of operations. We do not carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of our executive officers, key investment professionals or senior management team.
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, and the inability of our executive officers, key investment professionals and senior management team to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that certain of our executive officers, key investment professionals and senior management team will maintain and develop our relationships with private equity sponsors, and our funds will rely to a significant extent upon these relationships to provide them with potential investment opportunities. Certain key private equity sponsors regularly provide us with access to their transactions. If such persons fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow the investment portfolios of the Fifth Street Funds. In addition, individuals with whom such persons have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for the Fifth Street Funds.
The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning and business reputation and continuity of selling arrangements with intermediaries and differentiated products. A number of factors, including the following, serve to increase our competitive risks:

•
a number of our competitors have greater financial, technical, marketing and other resources, including a lower cost of capital and better access to funding sources, more established name recognition and more personnel than we do;

•	there are relatively low barriers impeding entry to new investment funds, including a relatively low cost of entering these businesses;

•	there are an increasing number of BDCs and the size of BDCs has also been increasing;

•	the recent trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of our competitors;

•	some investors may prefer to invest with an investment manager that is not publicly-traded based on the perception that publicly-traded companies focus on growth to the detriment of performance;

•	some competitors may invest according to different investment styles or in alternative asset classes that the markets may perceive as more attractive than our investment approach;

•	some competitors may have higher risk tolerances or different risk assessments than we or our funds have; and

•	other industry participants, hedge funds and alternative asset managers may seek to recruit our qualified investment professionals.
If we are unable to compete effectively, our earnings would be reduced and our business could be materially adversely affected.
The Fifth Street Funds face increasing competition for investment opportunities, which could reduce returns and result in losses at the Fifth Street Funds and reduce our revenues.
The Fifth Street Funds compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Several of our competitors are substantially larger and may have considerably greater financial, technical and marketing resources than we or our funds do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us or the Fifth Street Funds. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we or our funds have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do for our funds. We may lose investment opportunities for our funds if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and/or structure, we may not be able to achieve acceptable returns on investments for the Fifth Street Funds or such investments may bear substantial risk of capital loss, particularly relative to the returns to be achieved. A significant part of our competitive advantage stems from the fact that the market for investments in small and mid-sized companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms for the Fifth Street Funds. Recently, there has been an increase in the number and size of BDCs as part of the competitive landscape in our industry. Furthermore, some of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on our two largest funds as BDCs.
Poor performance of our funds would cause a decline in our revenues and results of operations and could materially adversely affect our ability to raise capital for future funds.
We derive revenues primarily from management fees from the BDCs and funds we manage. When any of our funds perform poorly, either by incurring losses or underperforming benchmarks, as compared to our competitors or otherwise, our investment record suffers. As a result, our revenues may be adversely affected and the value of our assets under management could decrease, which may, in turn, reduce our management fees. Moreover, we may experience losses on investments of our own capital as a result of poor investment performance, including investments in our own funds. If a fund performs poorly, we may receive little or no incentive fees with regard to the fund and little income or possibly losses from our own principal investment in such fund. Poor performance of our funds could also make it more difficult for us to raise new capital. Investors in our closed-end funds may decline to invest in future closed-end funds we raise as a result of poor performance. Investors and potential investors in our funds continually assess performance of our funds independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds and avoid excessive redemption levels depends on our funds' performance. Accordingly, poor performance may deter future investment in our funds and thereby decrease the capital invested in our funds and, ultimately, our revenues. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenues.
Management fees received from the Fifth Street BDCs comprise a significant portion of our revenues and a reduction in such fees, including from the termination of investment advisory agreements, could have an adverse effect on our revenues and results of operations.
For the year ended December 31, 2014, the revenues generated from FSC and FSFR were approximately 99%, of our revenues (including 38% attributable to Part I Fees). The investment advisory agreements Fifth Street Management has with each of the Fifth Street BDCs categorizes the fees we receive, with respect to each BDC, as: (a) base management fees, which are paid quarterly and generally increase or decrease based on such BDC's total assets, (b) Part I Fees, which are paid quarterly, and (c) Part II Fees, which are paid annually. We classify the Part I Fees as management fees because they are paid quarterly, are predictable and recurring in nature, are not subject to repayment (or clawback) and are generally cash-settled each quarter.

Part I Fees, however, are subject to certain specified performance hurdles and, if we do not meet the specified performance hurdles, the amount of fees paid to us would decrease. If the total assets or net investment income of FSC or FSFR were to decline significantly for any reason, including without limitation, due to short-term changes in market value, mark-to-market accounting requirements, the poor performance of its investments or the failure to successfully access or invest capital, the amount of the fees we receive from these BDCs, including management fees, would also decline significantly, which could have an adverse effect on our revenues and results of operations. In addition, because the Part II Fees are not paid unless such BDC achieves cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation), Part II Fees payable to us are variable and not predictable.
Fees paid to us by the Fifth Street BDCs could vary quarter to quarter due to a number of factors, including such BDC's ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities it acquires, the level of its expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which it encounters competition in our market, its ability to fund investments and general economic conditions. Variability in revenues received from the Fifth Street BDCs could have an adverse effect on our revenues, results of operations and could cause volatility or a decline in the market price of our Class A common stock.
In addition, the investment advisory agreements with FSC and FSFR may be terminated by either party without penalty upon 60 days' written notice to the other. If either of these agreements were terminated, we would experience a significant decline in revenues and profitability.
The historical returns attributable to our funds should not be considered as indicative of the future results of our funds, our new investment strategies, our operations or of any returns expected on an investment in our Class A common stock.
We have presented in this Annual Report on Form 10-K the returns relating to the historical performance of our funds. The returns are relevant to us primarily insofar as they are indicative of revenues we have earned in the past and may earn in the future, our reputation and our ability to raise new funds. The returns of the funds we manage are not, however, directly linked to returns on our Class A common stock. Therefore, you should not conclude that continued positive performance of the funds we manage will necessarily result in positive returns on an investment in our Class A common stock. However, poor performance of the funds we manage may cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and the value of our Class A common stock. An investment in our Class A common stock is not an investment in any of the Fifth Street funds. Moreover, the historical returns of our funds should not be considered indicative of the future returns of these or from any future funds we may raise, in part because our funds' returns have benefited from investment opportunities and general market conditions that may not repeat themselves, including the availability of debt capital on attractive terms, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities.
In addition, the IRR and total return going forward for any current or future fund may vary considerably from the historical IRR and total return generated by any particular fund, or for our BDCs as a whole. Future returns will also be affected by the risks described elsewhere in this Annual Report on Form 10-K, including risks of the industries and businesses in which a particular fund invests.
The significant growth we have experienced, particularly with respect to assets under management and revenues, will be difficult to sustain.
Our AUM increased from approximately $1.1 billion as of December 31, 2010 to approximately $6.3 billion as of December 31, 2014. Our management fee revenues have increased from approximately $24.8 million (including Part I Fees of $12.2 million) for the year ended December 31, 2010 to approximately $95.4 million (including Part I Fees of $39.3 million) for the year ended December 31, 2014. This significant growth will be difficult to sustain. The continued growth of our business will depend on, among other things, our ability to devote sufficient resources to maintaining existing investment strategies and developing new investment strategies and funds, maintain and further develop relationships with private equity sponsors and other sources of investment opportunities, our success in producing attractive returns from our investment strategies, our ability to extend our distribution capabilities, our ability to deal with changing market conditions, our ability to maintain adequate financial and business controls and our ability to comply with legal and regulatory requirements arising in response to the increased sophistication of the investment management market. In addition, we expect there to be significant demand on our infrastructure and investment team and we cannot assure you that we will be able to manage our growing business effectively or that we will be able to sustain the level of growth we have achieved historically, and any failure to do so could adversely affect our ability to generate revenues and control our expenses.
We intend to enter into new lines of business and expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.
We intend, if market conditions warrant, to grow by increasing AUM in existing businesses and expanding into new investment strategies, geographic markets and businesses. We may develop new strategies and funds organically through our existing platform. We may also pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, which may include entering into new lines of business. In addition, consistent with our past experience, we expect opportunities will arise to acquire other alternative or traditional asset managers.
Attempts to expand our businesses involve a number of special factors, including some or all of the following:

•	the required investment of capital and other resources;

•	the diversion of management's attention from our core businesses;

•	the levels of experience of our executive officers, investment professionals and senior management in operating new investment strategies and funds;

•	the assumption of liabilities in any acquired business;

•	unexpected difficulties or the incurrence of unexpected costs associated with integrating and overseeing the operations of new businesses and activities;

•	entry into markets or lines of business in which we may have limited or no experience;

•	increasing demands on our operational and management systems and controls;

•	new investment strategies and funds may provide for less profitable fee structures and arrangements than our existing investment strategies and funds;

•	compliance with additional regulatory requirements; and

•	the broadening of our geographic footprint, increasing the risks associated with conducting operations in certain foreign jurisdictions where we currently have no presence.
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business does not generate sufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives includes joint ventures, in which case we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. Further, as we expand existing and develop new funds that are not permanent capital vehicles, we may be subject to a greater risk of, among other things, investor redemptions and reallocation. Because we have not yet identified these potential new investment strategies, geographic markets or lines of business, we cannot identify for you all the risks we may face and the potential adverse consequences on us and your investment that may result from any attempted expansion. The risks described above, including those we cannot identify, may prevent us from growing our business through expanded product offerings or result in unexpected costs that may lead to a decline in our financial position and the market value of our Class A common stock.
Operational risks may disrupt our business, result in losses or limit our growth.
We are heavily dependent on the capacity and reliability of the technology systems supporting our operations, whether owned and operated by us or by third parties. Operational risks such as trading errors or interruption of our financial, accounting, trading, compliance and other data processing systems, whether caused by fire, other natural disaster, power or telecommunications failure, cyber-attacks or other cyber incidents, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention or reputational damage. Insurance and other safeguards might be unavailable or might only partially reimburse us for our losses. Although we have back-up systems in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.
The inability of our systems to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. Additionally, any upgrades or expansions to our operations or technology may require significant expenditures and may increase the probability that we will suffer system degradations and failures.
The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our management employees or investment professionals were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
Our business is highly dependent on our and third parties' communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and/or

•	cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our Class A common stock and our ability to pay dividends.
Employee misconduct could expose us to significant legal liability and reputational harm.
We are vulnerable to reputational harm, as we operate in an industry where integrity and the confidence of our clients are of critical importance. If an employee were to engage in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, client relationships and ability to attract new clients. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, we could suffer serious harm to our reputation, financial position and current and future business relationships.
Our new investment strategies may expose us to additional employee misconduct risks, for example with respect to the Foreign Corrupt Practices Act, or the FCPA, and other anticorruption laws. While we may develop and implement policies and procedures designed to ensure strict compliance by us and our personnel with such potentially newly applicable regulations, including the FCPA, such policies and procedures may not be effective in all instances to prevent violations in the future. Any determination that we have violated the FCPA or other applicable anticorruption laws could subject us to significant penalties and negative effects on our business and operations.
It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.
If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to market, operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation or as a result of the lack of adequate, accurate or timely information. If our risk management efforts are ineffective, we could suffer losses or face litigation, particularly from our clients, and sanctions or fines from regulators.
Our techniques for managing risks in our funds may not fully mitigate the risk exposure in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in those funds or to seek positive, risk-adjusted returns. In addition, any risk management failures could cause fund losses to be significantly greater than historical measures predict. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses in the net asset value of the funds and therefore a reduction in our revenues.
Our failure to adequately address conflicts of interest could damage our reputation and materially adversely affect our business.
As we have expanded the scope of our business, we increasingly confront potential, perceived or actual conflicts of interest relating to our existing and future investment activities. For example, certain of our strategies have overlapping investment objectives, and potential conflicts of interest may arise with respect to our decisions regarding how to allocate investment opportunities among those strategies. In addition, investors (or holders of our Class A common stock) may perceive conflicts of interest regarding investment decisions for strategies in which our investment professionals, who have and may continue to make significant personal investments, are personally invested. It is possible that potential, perceived or actual conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Adequately addressing conflicts of interest is complex and difficult and we could suffer significant reputational harm if we fail, or appear to fail, to adequately address potential, perceived or actual conflicts of interest. This could result in a loss of AUM and adversely affect our business and financial condition.
In addition, Fifth Street Management and certain of our affiliates have received an exemptive order from the SEC, on September 9, 2014 that permits certain negotiated co-investments among our affiliates that would otherwise be prohibited under the 1940 Act. Such joint transactions among us and our affiliates may give rise to increased perceived or actual conflicts among investors in our funds.
Our revolving credit facility may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions, and expose use to risks relating to the use of leverage.
We entered into a credit agreement for a revolving credit facility in November 2014, which contains a number of restrictive covenants. These covenants collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The financial covenants, among other things, impose limitations on waiving or deferring management fees from our funds, require us not to exceed a total leverage ratio, require us to maintain a minimum AUM and require us to maintain a minimum consolidated interest coverage ratio.
Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control but could nonetheless result in noncompliance. For example, our leverage ratio fluctuates depending upon changes in revenues and expenses relative to our outstanding debt; our consolidated interest coverage ratio fluctuates depending upon changes in revenues and expenses relative to our interest payment obligations; and the value of our AUM fluctuates due to a variety of factors, including mark-to-market valuations of certain assets, other market factors and our net capital raised or returned.
Our credit agreement also contains other covenants that restrict our operations and a number of events that would constitute an event of default under the agreement. A failure by us to comply with the covenants in our credit agreement could result in an event of default under the agreement, which could give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our credit agreement were accelerated, we might not have sufficient cash on hand to repay this debt, which could have an immediate material adverse effect on our business, results of operations and financial condition. For more detail regarding our current credit agreement and the status of our compliance with the related covenants, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility.”
In addition, our incurrence of debt under the revolving credit facility will expose us to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities or to make necessary capital expenditures. As of December 31, 2014, we had $12.0 million of outstanding borrowings under the revolving credit facility.
A change of control could result in termination of certain of our investment advisory agreements.
Pursuant to the 1940 Act, each of the investment advisory agreements for the Fifth Street BDCs automatically terminates upon its deemed "assignment" and a BDC's board and shareholders must approve a new agreement in order for us to continue to act as its investment adviser. A sale of a controlling block of our voting securities and certain other transactions would be deemed an "assignment" pursuant to the 1940 Act. In addition, our investment advisory agreement with FSOF may not be "assigned" without the consent of the fund or the fund's limited partners. Such an assignment may be deemed to occur in the event that our pre-IPO owners dispose of enough of their interests in us such that they no longer own a controlling interest in us. If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from FSOF, or its limited partners, or the necessary approvals from the boards and shareholders of the Fifth Street BDCs. An assignment, actual or constructive, would trigger these termination and consent provisions and, unless the necessary approvals and consents are obtained, could adversely affect our ability to continue managing these funds, resulting in the loss of assets under management and a corresponding loss of revenue.

Risks Related to Our Industry
Difficult market conditions can adversely affect our business in many ways, including by reducing the value of our AUM, causing clients to withdraw funds and making it more difficult to raise additional capital for our funds, each of which could materially reduce our revenues and adversely affect our financial condition.
The fees we earn under our investment management fee agreements are typically based on the market value of and investment income earned on our fee-earning AUM. In addition, the prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, political uncertainty, acts of terrorism, a declining stock market or general economic downturn. In difficult market conditions, the pace of client redemptions or withdrawals from our investment strategies could accelerate if clients move assets to investments they perceive as offering greater opportunity or lower risk. In addition, the share price of the common stock of our BDCs could fall below the net asset value as a result of investors selling their shares, which could make it more difficult for our BDCs to raise capital. See "— Risks Related to Our Business Development Companies and Other Funds — Regulations governing the operation of FSC and FSFR as BDCs affect their ability to raise, and the way in which they raise, additional capital." Any decrease in AUM from these or other sources would result in lower fees paid to us by our funds. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced and our business may be negatively affected.
We are subject to extensive regulation.
We are subject to extensive regulation. In particular, we are subject to regulation by the SEC, under the Federal securities laws (including the Investment Advisers Act of 1940, or the Advisers Act, and the 1940 Act). In addition, the BDCs we manage are regulated by the SEC under the 1940 Act, and certain of their subsidiaries must comply with regulations adopted by the Small Business Administration, or SBA, in order to maintain their status as small business investment companies. We also must comply with NASDAQ rules and listing requirements and our BDCs are subject to NASDAQ rules and listing requirements. Finally, many of the activities that our BDCs or we engage in are subject to or potentially subject to (in the absence of certain exemptions that we rely on and must comply with) the jurisdiction and regulatory oversight of various other Federal regulatory agencies (including the Commodities Futures Trading Commission, or CFTC, and the Department of Labor, or DOL), various self-regulatory organizations (including the Financial Industry Regulatory Authority, or FINRA, and the National Futures Association, or NFA) and various state regulatory authorities.
The various legal statutes and regulatory rules that we are subject to are extremely complex, and monitoring compliance with them can be a time-consuming and difficult task. For example, the Advisers Act imposes numerous obligations on investment advisers, including record keeping, advertising and operating requirements, disclosure obligations and prohibitions on misleading or fraudulent activities. The Advisers Act also imposes an overriding fiduciary duty on investment advisers. The 1940 Act imposes similar obligations on BDCs, as well as additional detailed operational requirements that must be strictly adhered to by their investment advisers and other service providers. A failure to comply with the obligations imposed by the Advisers Act, the 1940 Act or other regulatory agencies could result in investigations, sanctions and reputational damage.
As we develop new investment strategies and businesses, we expect to become subject to additional regulations and oversight by regulatory agencies with which we do not currently have experience.
Failure to comply with various laws and regulations applicable to our BDCs and ourselves could have a materially adverse impact on our business. These include the possibility of significant civil or criminal fines, censure, suspensions of personnel or other sanctions (including the possibility of being barred from the industry) or the revocation of the registration of our subsidiary investment adviser. Moreover, even if the announcement of a sanction imposed against us, one of our subsidiaries or our personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm our reputation, which in turn could have a material adverse effect on our businesses in a number of ways, making it harder for us to raise new funds and discouraging others from doing business with us. Additionally, the bringing of a significant enforcement action against us could cause irreparable damage to our business reputation and ability to remain in business, regardless of the merits of the claim against us. See "Business — Regulatory and Compliance Matters."
The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may adversely affect our business.
The regulatory environment in which we operate has undergone significant changes in the recent past, including the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the adoption of many new rules and regulations in response. We believe there may be more regulatory changes in our industry, which would result in subjecting participants to significant additional regulation. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. These regulations often serve to limit our activities, including through customer protection and market conduct requirements. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients may adversely affect our business. Our ability to function in this environment depends on our ability to constantly monitor and promptly react to legislative and regulatory changes. For investment management firms in general, there have been a number of highly publicized regulatory inquiries that focus on the asset management industry. These inquiries already have resulted in increased scrutiny in the industry and new rules and regulations for investment managers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our stockholders. See "Business - Regulatory and Compliance Matters."
In addition, as a result of the recent economic downturn, acts of serious fraud in the asset management industry and perceived lapses in regulatory oversight, U.S. governmental and regulatory authorities may increase regulatory oversight of our businesses. We may be materially adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. The enactment of new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.
We may not be able to maintain our current fee structure as a result of industry pressure to reduce fees, or as a result of changes in our business mix, which could have an adverse effect on our profit margins and results of operations.
We may not be able to maintain our current fee structure as a result of industry pressure to reduce fees or as a result of changes in our business mix. Although our investment management fees vary from product to product, historically we have competed primarily on the basis of our performance and not on the level of our investment fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our fees. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure.
The board of directors of each BDC we manage must make certain findings as to the reasonableness of our fees and can renegotiate them annually. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.
The investment management industry faces substantial litigation risks which could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us.
We depend to a large extent on our network of relationships and on our reputation in order to attract and retain investors and clients. If an investor or client is not satisfied with our products or services, such dissatisfaction, especially communicated to others, may be more damaging to our business than to other types of businesses. We make investment decisions on behalf of our clients that could result in substantial losses to them. If our investors and/or clients suffer significant losses, or are otherwise dissatisfied with our services, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty, breach of contract, unjust enrichment or fraud. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced. We may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and could materially adversely affect our business, financial condition or results of operations.
Our failure to comply with guidelines set by our clients, the boards of our BDCs or regulators could result in damage awards against us and a loss of assets under management, either of which could cause our earnings to decline.
As an investment adviser, we have a fiduciary duty to our clients. When clients retain us to manage assets on their behalf, they may specify certain guidelines regarding investment allocation and strategy that we are required to follow in the management of their portfolios. In addition, the boards of the BDCs we manage have established similar guidelines regarding the investment of assets in those funds. We are also required to invest the BDCs' assets in accordance with limitations under the

1940 Act and applicable provisions of the Internal Revenue Code of 1986, as amended, or the Code. Our failure to comply with these guidelines and other limitations could result in losses to a client or an investor in a fund, as the case may be, who could seek to recover damages from us or could result in the client withdrawing its assets from our management or the fund terminating our management agreement. Any of these events could harm our reputation and cause our earnings to decline significantly.

Risks Related to Our Business Development Companies and Other Funds
Changes in interest rates may affect the cost of capital and net investment income for our BDCs.
Because our BDCs borrow to fund their investments, a portion of their net investment income may be dependent upon the difference between the interest rate at which they borrow funds and the interest rate at which they invest these funds. Portions of the Fifth Street BDCs investment portfolio and borrowings will likely have floating interest rate components from time to time. As a result, a significant change in market interest rates could have a material adverse effect on the Fifth Street BDCs' net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce the Fifth Street BDCs' net investment income to the extent investments are at fixed rates. The Fifth Street BDCs may hedge against such interest rate fluctuations by using standard hedging instruments, such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the CFTC. These activities may limit the Fifth Street BDCs' ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on the business, financial condition and results of operations of the Fifth Street BDCs, which would have a negative impact on our revenues, net income and cash flows.
A significant portion of each of the Fifth Street BDCs' investment portfolios is and will continue to be recorded at fair value as determined in good faith by each BDC's respective board of directors and, as a result, there is and will continue to be uncertainty as to the value of the portfolio investments of the Fifth Street BDCs.
Under the 1940 Act, BDCs are required to carry portfolio investments at market value or, if there is no readily available market value, at fair value as determined by the board of directors of such BDC. Typically, there is not a public market for the securities of the privately held companies in which the Fifth Street BDCs have invested and will generally continue to invest. As a result, each of the Fifth Street BDCs value these securities quarterly at fair value as determined in good faith by their respective board of directors.
Certain factors that may be considered in determining the fair value of investments of the Fifth Street BDCs include the nature and realizable value of any collateral, the portfolio company's earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, a determination of fair value by a Fifth Street BDC may differ materially from the values that would have been used if a ready market for these securities existed. In addition, any investments that include original issue discount or PIK interest may have unreliable valuations because their continuing accruals require ongoing judgments about the collectability of their deferred payments and the value of their underlying collateral. As a result, the value for certain assets may never be realized, which may materially adversely affect our investment performance and our results of operations.
Market values of debt instruments and publicly-traded securities that our funds hold as investments may be volatile.
The market prices of debt instruments and publicly-traded securities held by the Fifth Street BDCs may be volatile and are likely to fluctuate due to a number of factors beyond their or our control, including actual or anticipated changes in the profitability of the issuers of such securities, general economic, social or political developments, changes in industry conditions, changes in government regulation, shortfalls in operating results from levels forecast by securities analysts, inflation and rapid fluctuations in inflation rates, the general state of the securities markets and other material events, such as significant management changes, financings, refinancings, securities issuances, acquisitions and dispositions. The value of publicly-traded securities in which the Fifth Street BDCs invest may be particularly volatile as a result of these factors. In addition, debt instruments that are held by our funds to maturity or for long terms must be "marked-to-market" periodically, and their values are therefore vulnerable to interest rate fluctuations and the changes in the general state of the credit environment, notwithstanding their underlying performance. Changes in the values of these investments may adversely affect our investment performance and our results of operations.
Substantially all of the assets of the Fifth Street BDCs are subject to security interests under secured credit facilities or, in the case of certain assets of FSC, subject to a superior claim over its stockholders by the U.S. Small Business Administration and, if a Fifth Street BDC defaults on its obligations under the facilities or with respect to SBA-guaranteed debentures, it may suffer adverse consequences, including foreclosure on its assets.

As of December 31, 2014, substantially all of the assets of the Fifth Street BDCs were pledged as collateral under their credit facilities or, in the case of certain assets of FSC, subject to a superior claim over its stockholders by the U.S. Small Business Administration, or SBA. If a Fifth Street BDC defaults on its obligations under these facilities or SBA-guaranteed debentures, as may be applicable, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, such Fifth Street BDC may be forced to sell its investments to raise funds to repay its outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices it would not consider advantageous. Moreover, such deleveraging of the BDC could significantly impair its ability to effectively operate its business in the manner in which it has historically operated. As a result, it could be forced to curtail or cease new investment activities and lower or eliminate the dividends that it has historically paid to its stockholders. In addition, if the lenders exercise their right to sell the assets pledged under such Fifth Street BDC's credit facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to the BDC after repayment of the amounts outstanding under the credit facilities.
A failure on the part of the Fifth Street BDCs to maintain their qualifications as BDCs would significantly reduce their operating flexibility.
Our BDCs are subject to complex rules under the 1940 Act, including rules that restrict them from engaging in transactions with affiliates, generally prohibit them from issuing and selling their common stock at a price below net asset value per share and from incurring indebtedness (including for this purpose, preferred stock), if their asset coverage, as calculated pursuant to the 1940 Act, equals less than 200% after such incurrence. Also under the 1940 Act, a BDC may not acquire any asset other than qualifying assets, as defined in Section 55(a) of the 1940 Act, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. If either of the Fifth Street BDCs fails to continuously qualify as a BDC, such BDC might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease its operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against such BDC. See "Business — Our Investment Vehicles — Business Development Companies" and "Business — Regulatory and Compliance Matters — SEC Regulation."
A Fifth Street BDC's failure to qualify or remain qualified as a RIC would subject it to U.S. federal income tax and would adversely affect its, and in turn our, financial results.
Our BDCs have each elected to be treated for U.S. federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code. A BDC treated as a RIC generally will not have to pay corporate-level federal income taxes on any net ordinary income and realized net capital gains that are distributed to its stockholders if it meets certain source-of-income, income distribution, asset diversification and other requirements imposed under the Code. If a BDC were to fail to meet one or more of these requirements and such BDC were unable to correct such failure or failures under applicable statutory cure provisions, such BDC generally would be required to pay corporate-level federal income taxes on its taxable net income, regardless of whether such net income were distributed to its stockholders. As a result, a loss of RIC status by one of our BDCs would have a negative impact on such BDC's business and financial results, and therefore a negative impact on our revenues, net income and cash flows. The RIC qualification status of our BDCs is actively monitored by our personnel and professional advisors, and it is expected that each BDC qualifies and will continue to qualify as a RIC. However, the RIC requirements require an analysis of a variety of facts about each BDC on an ongoing basis, and there can be no assurance that any of our BDCs will not cease to qualify as a RIC at some point in the future.
Regulations governing the operation of FSC and FSFR as BDCs affect their ability to raise, and the way in which they raise, additional capital.
As BDCs, FSC and FSFR operate as highly regulated businesses within the provisions of the 1940 Act. Many of the regulations governing BDCs have not been modernized in the light of recent securities laws amendments and restrict, among other things, leverage incurrence, co-investments and other transactions with other entities within Fifth Street and the Fifth Street Funds. The BDC industry has proposed certain legislation to address some of these issues, but there can be no assurance that such legislation will be enacted. Certain of our funds may be restricted from engaging in transactions with FSC and FSFR and their respective subsidiaries.
As BDCs registered under the 1940 Act, FSC and FSFR may issue preferred stock, debt securities and borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, each of the Fifth Street BDCs is permitted to issue senior securities only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of their assets decline, they may be unable to satisfy this test. If that happens, they may be required to sell a portion of their investments and, depending on the nature of their leverage, repay a portion of their indebtedness at a time when such sales may be disadvantageous. The BDC industry has proposed legislation to lessen the asset coverage test, but there can be no assurance that such legislation will be enacted.
BDCs may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after stockholder approval. The stockholders of each of FSC and FSFR have, in the past, approved such a proposal. FSC and FSFR may ask their stockholders for such approvals from year to year. There can be no assurance that such approvals will be obtained. If FSC and FSFR are not able to grow through public or private offerings of their common stock, we may not be able to increase our AUM at such companies or the revenues earned from such companies.
There are significant potential conflicts of interest that could adversely impact investment returns of the Fifth Street BDCs.
Fifth Street Management has adopted, and the board of directors of each of FSC and FSFR has approved, an investment allocation policy that governs the allocation of investment opportunities among the investment funds managed by Fifth Street Management and its affiliates. To the extent an investment opportunity is appropriate for one of the BDCs or any other investment fund managed by our affiliates, and co-investment is not possible, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Any such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity's investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, either of FSC, FSFR or another fund that we manage could be adversely affected to the extent investment opportunities are allocated among the investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and Fifth Street Management. There is no guarantee that Fifth Street Management will make the correct decision in such allocation.
The 1940 Act prohibits the Fifth Street BDCs from making certain negotiated co-investments with affiliates, unless such BDC receives an order from the SEC permitting it to do so. Fifth Street Management and certain of its affiliates received an exemptive order from the SEC on September 9, 2014 that permits each of the Fifth Street BDCs to co-invest with other funds managed by Fifth Street Management or its affiliates in negotiated transactions in a manner consistent with its investment objective, positions, policies, strategies and restrictions as well as regulatory requirements (including the terms and conditions of the exemptive order).
Fifth Street Management's investment allocation policy is also designed to manage and mitigate conflicts of interest associated with the allocation of investment opportunities if one of the Fifth Street BDCs is able to co-invest, either pursuant to SEC interpretive positions or the exemptive order, with other funds managed by Fifth Street Management or its affiliates. Generally, under the investment allocation policy, if a Fifth Street BDC is permitted to co-invest pursuant to the exemptive order, co-investments will be allocated pursuant to the conditions of the exemptive order. If a Fifth Street BDC is able to co-invest pursuant to SEC interpretive positions, generally, under the investment allocation policy, a portion of each opportunity that is appropriate for such BDC and any affiliated fund will be offered to such BDC and such other eligible accounts as determined by Fifth Street Management and generally based on asset class, fund size and liquidity, among other factors. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the allocation that each participant would have received if there was a sufficient amount of securities. Fifth Street Management seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds receive allocations where others do not.
Our funds' investments in portfolio companies may be risky, and our funds could lose all or part of their investments.
The companies in which our funds invest are typically highly leveraged, and, in most cases, our funds' investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade (i.e., below BBB- by S&P or Baa by Moody's). Exposure to below investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Investing in small and mid-sized companies involves a number of significant risks. Among other things, these companies:

•
may have limited financial resources and may be unable to meet their obligations under their debt instruments that our funds hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our funds' portfolio companies that they may have obtained in connection with their investments, as well as a corresponding decrease in the value of the equity components of our funds' investments;

•	may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our funds' portfolio companies and, in turn, on our funds;

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	generally have less publicly available information about their businesses, operations and financial condition.
If our funds are unable to uncover all material information about these companies, our funds may not make a fully informed investment decision, and as a result may lose part or all their investment. In addition, in the course of providing significant managerial assistance to certain of the Fifth Street BDC's portfolio companies, certain of our officers may serve as directors on the boards of such companies. To the extent that litigation arises out of our funds' investments in these companies, our officers may be named as defendants in such litigation, which could result in an expenditure of funds (through our funds' indemnification of such officers) and the diversion of management time and resources.
An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
Our funds invest primarily in privately held companies. Generally, little public information exists about these companies, including typically a lack of audited financial statements and ratings by third parties. Our funds must therefore rely on their adviser's ability to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information may not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If our funds are unable to uncover all material information about these companies, our funds may not make a fully informed investment decision, and our funds may lose money on our investments. These factors could affect the investment return of our funds and affect our results of operations.
If our funds make unsecured debt investments, they may lack adequate protection in the event their portfolio companies become distressed or insolvent and they will likely experience a lower recovery than more senior debtholders in the event their portfolio companies defaults on their indebtedness.
Our funds have made, and may in the future make, unsecured debt investments in portfolio companies. Unsecured debt investments are unsecured and junior to other indebtedness of the portfolio company. As a consequence, the holder of an unsecured debt investment may lack adequate protection in the event the portfolio company becomes distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event the portfolio company defaults on its indebtedness. In addition, unsecured debt investments of small and mid-sized companies are often highly illiquid and in adverse market conditions may experience steep declines in valuation even if they are fully performing.
The lack of liquidity in our funds' investments may adversely affect their businesses.
Our funds invest, and will continue to invest, in companies whose securities are not publicly-traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly-traded securities. In fact, all of our funds' assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for our funds to sell these investments when desired. In addition, if any our funds are required to liquidate all or a portion of its portfolio quickly, such fund may realize significantly less than the value at which it had previously recorded these investments. Our funds' investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our funds' investments may make it difficult for our funds to dispose of them at a favorable price, and, as a result, our funds may suffer losses, which could affect our results of operations.
Our funds may not have the funds or ability to make additional investments in their portfolio companies.
After an initial investment in a portfolio company, our funds may be called upon from time to time to provide additional funds to such company or have the opportunity to increase their investments through the exercise of a warrant to purchase common stock. There is no assurance that our funds will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our funds' part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for such fund to increase its participation in a successful operation or may reduce the expected yield on the investment.
Our funds' portfolio companies may incur debt that ranks equally with, or senior to, the funds' investments in such companies.
Our funds invest primarily in first lien, second lien and subordinated debt issued by small and mid-sized companies. Our funds' portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which our funds invest. By their terms, such debt instruments may entitle the holders to receive payments of interest or principal on or before the dates on which our funds are entitled to receive payments with respect to the debt instruments in which our funds invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our funds' investment in that portfolio company would typically be entitled to receive payment in full before our funds receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to our funds. In the case of debt ranking equally with debt instruments in which our funds invest, such funds would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
We generally do not, and do not expect to, control our portfolio companies.
Our funds do not, and do not expect to, control most of their portfolio companies, even though our funds may have board representation or board observation rights, and our funds' debt agreements may contain certain restrictive covenants. As a result, our funds are subject to the risk that a portfolio company in which they invest may make business decisions with which our funds disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our funds' interests as a debt investor. Due to the lack of liquidity for our funds' investments in non-traded companies, our funds may not be able to dispose of their interests in portfolio companies as readily as such funds would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our funds' portfolio holdings, having a negative effect on our results of operations.
Defaults by our funds' portfolio companies would harm our funds' operating results.
A portfolio company's failure to satisfy financial or operating covenants imposed by our funds or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that our funds hold. Such funds may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
Dependence on leverage by certain of our funds and by our funds' portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect our funds' ability to achieve attractive rates of return on those investments.
FSC, FSFR, our Senior Loan Funds and FSOF and our funds' portfolio companies currently rely on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. While the funds mentioned above are our only funds that currently rely on the use of leverage, certain of our other funds may in the future rely on the use of leverage. If our funds or the companies in which our funds invest raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to businesses generally and could lead to an overall weakening of the U.S. and global economies. Any economic downturn could adversely affect the financial resources of our funds and their investments (in particular those investments that depend on credit from third parties or that otherwise participate in the credit markets) and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Moreover, these events could affect the terms of available debt financing with, for example, higher interest rates, higher equity requirements and/or more restrictive covenants.
The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Finally, the interest payments on the indebtedness used to finance our funds' investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our businesses and financial results.
Similarly, our funds' portfolio companies regularly utilize the corporate debt markets to obtain additional financing for their operations. Our funds' portfolio companies are typically highly leveraged. Those that have credit ratings are typically non-investment grade and those that do not have credit ratings would likely be non-investment grade if they were rated. If the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns of our funds. In addition, if the markets make it difficult or impossible to refinance debt that is maturing in the near term, some of our funds' portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Any of the foregoing circumstances could have a material adverse effect on our business, results of operations and financial condition.
Our funds may choose to use leverage as part of their respective investment programs. Below is a summary of each Fifth Street fund that utilized leverage as of December 31, 2014 (shown in thousands):

Fifth Street Fund	Total Debt	Net Asset Value	Total Debt as a % of Net Asset Value	BDC Asset Coverage Ratio
FSC (1)	$1,389,862	$1,405,631	98.9%	230.3%
FSFR	$184,848	$369,323	50.1%	299.8%
SLF I	$146,029	$40,731	358.5%	N/A
SLF II	$213,507	$53,552	398.7%	N/A
____________________
(1) FSC has received exemptive relief from the SEC to exclude debentures issued by the Small Business Administration from the definition of senior securities in the 200% asset coverage test under the 1940 Act, which allows greater flexibility under the test.
The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss to investors. A fund may borrow money from time to time to make investments or may enter into derivative transactions with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by returns on such investments and may be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such investments. Gains realized with borrowed funds may cause the fund's net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund's net asset value could also decrease faster than if there had been no borrowings. In addition, as BDCs regulated under the 1940 Act, FSC and FSFR are each permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities. Each of FSC's and FSFR's ability to pay dividends will be restricted if its asset coverage ratio falls below at least 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to our Class A Common Stock
The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Class A common stock has been and may continue to be highly volatile and subject to wide fluctuations. In addition, the trading volume on our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares of Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:

•	variations in our quarterly operating results;

•	failure to meet our earnings estimates;

•	publication of research reports about us or the investment management industry, or the failure of securities analysts to cover our Class A common stock;

•	departures of our Principals or additions/departures of other key personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by stockholders;

•	material changes in market valuations of similar companies;

•	actual or anticipated poor performance in our underlying investment strategies;

•
changes or proposed changes in laws or regulation, or differing interpretations thereof, affecting our business, or enforcement of these laws and regulations, or announcements relating to these matters;

•	adverse publicity about the investment management industry, generally, or individual scandals specifically;

•	litigation and governmental investigations; and

•	general market and economic conditions.
The market price of our Class A common stock may decline due to the potential for future sales of our Class A common stock on the exchange of Holdings LP Interests.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock by us or the exchange of Holdings LP Interests by the Holdings Limited Partners (such exchanges to be permitted at specified quarterly exchange dates beginning two years after the closing of our initial public offering), or the perception that such sales or exchanges could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.
As of December 31, 2014, we had a total of 6,000,033 shares of our Class A common stock outstanding. All of the 6,000,033 shares of our Class A common stock outstanding are freely tradeable without restriction or further registration under the Securities Act by persons other than our "affiliates."
Pursuant to the terms of an Exchange Agreement that we entered into at the time of our initial public offering, the Holdings Limited Partners may from time to time, beginning two years after our initial public offering, exchange their Holdings LP Interests for shares of our Class A common stock on a one-for-one basis. As of December 31, 2014, the Holdings Limited Partners beneficially own 44,000,000 Holdings LP Interests in the aggregate, which will be exchangeable for 44,000,000 shares of our Class A common stock in the aggregate, subject to certain limits.
Pursuant to a resale and registration rights agreement with the Holdings Limited Partners, we have agreed to use our reasonable best efforts to file registration statements from time to time for the sale of the shares of our Class A common stock, including Class A common stock which is deliverable upon exchange of Holdings LP Interests.
In addition, effective January 2015, 14,333,718 shares of Class A common stock are reserved for issuance under our 2014 Omnibus Incentive Plan. On January 1, 2016, and ending on and including January 1, 2024, the foregoing share reserve amount will be increased by a number of shares of our Class A common stock equal to the positive difference, if any, of (x) 15% of the aggregate number of Class A common stock (including partnership interests exchangeable into Class A common stock) outstanding on the last day of the prior year minus (y) the total number of shares of Class A common stock available for issuance on such last day (or such lesser amount as determined by the Compensation Committee). As of December 31, 2014, we have options outstanding with respect to 5,658,970 shares of our Class A common stock and unvested restricted stock units with respect to 1,174,748 shares of Class A common stock. Upon the exercise of outstanding options and vesting of outstanding restricted stock units, shares of our Class A common stock will be issued and become eligible for sale in the public market in the future, subject to certain legal and contractual restrictions.
We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline.
The potential requirement to convert our financial statements from being prepared in conformity with accounting principles generally accepted in the United States to International Financial Reporting Standards may strain our resources and increase our annual expenses.
As a public entity, the SEC may require in the future that we report our financial results under International Financial Reporting Standards, or IFRS, instead of under GAAP. IFRS is a set of accounting principles that has been gaining acceptance on a worldwide basis. These standards are published by the London-based International Accounting Standards Board, or IASB, and are more focused on objectives and principles and less reliant on detailed rules than GAAP. Today, there remain significant and material differences in several key areas between GAAP and IFRS which would affect us. Additionally, GAAP provides specific guidance in classes of accounting transactions for which equivalent guidance in IFRS does not exist. The adoption of IFRS would be highly complex and would have an impact on many aspects of us and our operations, including but not limited to financial accounting and reporting systems, internal controls, taxes, borrowing covenants and cash management. It is expected that a significant amount of time, internal and external resources and expenses over a multi-year period would be required for this conversion.
The requirements of being a public entity and sustaining growth may strain our resources.
As a newly public entity, we are subject to the rules and requirements of the SEC, the Sarbanes-Oxley Act, the Dodd-

Frank Act, the Public Company Accounting Oversight Board, or the PCAOB, and NASDAQ, each of which imposes additional reporting and other obligations on public companies. These requirements may place a strain on our systems and resources. For example, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires that we file annual, quarterly and current reports with respect to our business and financial condition and the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which is discussed below.
We have been and will continue to be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational, and financial resources to identify new professionals to join the firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors' and officers' liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing, tax and legal fees and similar expenses.
We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.
For the years ended December 31, 2013 and 2012, we identified a material weakness relating to our internal control over financial reporting under standards established by the PCAOB. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
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
We have taken and will take a number of actions to remediate this material weakness including, but not limited to, adding senior experienced accounting and financial personnel, reallocating existing internal resources, upgrading our accounting systems, including a new fund accounting platform, and retaining third-party consultants to help enhance our internal control over financial reporting following reviews of our accounting and finance function conducted by members of senior management. We cannot assure you when we will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.
We may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness or significant deficiencies or other material weaknesses or deficiencies will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our Class A common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our Class A common stock.
Prior to our initial public offering, we were not required to comply with Section 404 of the Sarbanes-Oxley Act, or Section 404, and were therefore not required to make an assessment of the effectiveness of our internal control over financial reporting for that purpose. However, as a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 at the time of our second annual report on Form 10-K, which will be for our fiscal year ending December 31, 2015. We are in the process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly and complex. If we are unable to remediate the material weakness previously described or if, in the future, we identify material weaknesses in our internal control over financial reporting, we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the SEC, NASDAQ or other regulatory authorities, which could require additional financial and management resources.
We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Class A common stock may be less attractive to investors.
We are an emerging growth company and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404, a provision allowing us to provide fewer years of financial statements and other financial data in this prospectus and reduced disclosure about executive compensation arrangements. We have elected to adopt these reduced disclosure requirements and the exemption from the auditor attestation requirement available to emerging growth companies. We will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, although a variety of circumstances could cause us to lose that status earlier. We cannot predict if investors will find our Class A common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our Class A common stock less attractive as a result of our choices, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.
We are controlled by the Principals, whose interests may conflict with those of our other stockholders.
As of December 31, 2014, the Principals hold approximately 97.3% of the combined voting power of our common stock. So long as the Principals continue to hold, directly or indirectly, shares of common stock representing more than 50% of the voting power of our common stock, the Principals are able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and have significant control over our management and the Principal's control may have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The interests of the Principals may not always coincide with the interests of other stockholders, and the Principals may act in a manner that advances its best interests and not necessarily those of our other stockholders.
We are a "controlled company" within the meaning of NASDAQ rules and, as a result, qualify for, and intend to rely on certain of the "controlled company" exemptions from certain NASDAQ corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of other companies.
Under NASDAQ rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a "controlled company" and may elect not to comply with certain NASDAQ corporate governance requirements. As of December 31, 2014, the Principals held approximately 97.3% of the combined voting power of our common stock. As such we are eligible to take advantage of this "controlled company" exemption. A "controlled company" may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. We intend to continue to take advantage of the controlled company exemption relating to the requirement that director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.
Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws could discourage a change of control that our stockholders may favor, which could negatively affect the market price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and bylaws may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. For example, our amended and restated certificate of incorporation authorizes the issuance of preferred stock that could be issued by our Board of Directors to thwart a takeover attempt. The market price of our Class A common stock could be adversely affected to the extent that the provisions of our amended and restated certificate of incorporation and bylaws discourage potential takeover attempts that our stockholders may favor.

Risks Relating to Our Structure
Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.
We currently intend to pay cash dividends to the holders of our Class A common stock on a quarterly basis. Our Board of Directors may, in its sole discretion, decrease the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. We expect to cause Fifth Street Holdings to make distributions to its members, including us. However, its ability to make such distributions will be subject to its operating results, cash requirements and financial condition, the applicable provisions of Delaware law which may limit the amount of funds available for distribution to its members, its compliance with covenants and financial ratios related to existing or future indebtedness, and its other agreements with third parties. In addition, each of the companies in the corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions.
Under the Delaware General Corporation Law, or the DGCL, we may only pay dividends from legally available surplus or, if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Surplus is defined as the excess of a company's total assets over the sum of its total liabilities plus the par value of its outstanding capital stock. Under the DGCL, our Board of Directors can use the fair value of assets and liabilities, rather than book value, in making this determination. Under the Delaware Revised Uniform Limited Partnership Act, or the Delaware Limited Partnership Act, Fifth Street Holdings may not make a distribution to a partner if, after the distribution, all its liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If Fifth Street Holdings were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to Fifth Street Holdings for the amount of the distribution for three years. See "Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy."
Our ability to pay taxes and expenses may be limited by our holding company structure and applicable provisions of Delaware law.
As a holding company, we will have no material assets other than our ownership of partnership interests of Fifth Street Holdings and will have no independent means of generating revenue. Fifth Street Holdings will be treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to U.S. federal income tax. Instead, for U.S. federal income tax purposes, taxable income will be allocated to its partners, including us, pro rata according to the number of partnership interests each owns. Accordingly, we will incur U.S. federal income taxes on our proportionate share of any net taxable income of Fifth Street Holdings and will also incur expenses related to our operations. We intend to cause Fifth Street Holdings to distribute cash to its members, including us. However, its ability to make such distributions will be subject to various limitations as set forth in the preceding risk factor. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities to fund our operations, we may have to borrow funds and thus, our liquidity and financial condition could be materially adversely affected.
We will be required to pay the TRA Recipients most of the tax benefit of any depreciation or amortization deductions we may claim as a result of the tax basis step up we receive in connection with the exchanges of Holdings LP Interests.
Any taxable exchanges by the TRA Recipients of Holdings LP Interests for shares of our Class A common stock and payments under the tax receivable agreement are expected to result in increases in the tax basis in the tangible and intangible assets of Fifth Street Holdings connected with such Holdings LP Interests. The increase in tax basis is expected to reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service, or IRS, might challenge all or part of this tax basis increase, and a court might sustain such a challenge.
The tax receivable agreement that we entered into with the TRA Recipients generally provides that we will pay them 85% of the amount of the cash savings, if any, in U.S. federal, state, local and foreign income tax that we realize (or, under certain circumstances, are deemed to realize) as a result of these increases in tax basis. Assuming no material relevant tax law changes and that we earn sufficient taxable income to realize the full tax benefits of the increased depreciation and amortization of our assets, we expect that the future payments to the TRA Recipients in respect of the sale of Holdings LP Interests will aggregate to $47.4 million. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending on a number of factors, including the price of our Class A common stock at the time of the purchase, the amount and timing of our income and the tax rates then applicable. Similarly, the tax receivable agreement payments related to the future exchanges will vary based on the timing of the exchanges, the price of the Class A common stock at the time of the exchanges, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. The tax receivable agreement payments related to future exchanges have not been included in the above amounts. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of Fifth Street Holdings attributable to the exchanged Holdings LP Interests, the payments that we may make to the TRA Recipients will be substantial.
Moreover, if we exercise our right to terminate the tax receivable agreement early, we will be obligated to make an early termination payment to the TRA Recipients, or their transferees, based upon the net present value (based upon certain assumptions in the tax receivable agreement, including the assumption that we would have enough taxable income in the future to fully utilize the tax benefit resulting from any increased tax basis that results from an exchange) of all payments that would be required to be paid by us under the tax receivable agreement. If certain change of control events were to occur, we would be obligated to make payments to the TRA Recipients using certain assumptions and deemed events similar to those used to calculate an early termination payment.
We will not be reimbursed for any payments previously made under the tax receivable agreement if the basis increases described above were successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of our cash tax savings.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. Our headquarters is located at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. We lease our headquarters from an entity controlled by Mr. Tannenbaum. See Note 10 - Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K for more information on this lease. Additionally, we currently lease office space that is utilized by our affiliates in Chicago, IL and Palo Alto, CA. We and our affiliates have subleased or canceled a portion of the existing leased properties in White Plains, NY and Greenwich, CT since the move of our headquarters to 777 West Putnam Avenue. We believe that our office facilities are adequate for our business as presently conducted, although we will remain active in evaluating alternative options should the need arise.

Item 3.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 4.     Mine Safety Disclosures
Not applicable.
PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Class A Common Stock
Our Class A common stock is listed for trading on the NASDAQ Global Select Market under the symbol “FSAM.” As of December 31, 2014, there were two record holders of our Class A common stock and two record holders of our Class B common stock. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.
The following table sets forth the quarterly high and low sales prices of our Class A common stock on the NASDAQ Global Select Market for the period from the date our Class A common stock was listed through December 31, 2014:

	High	Low
Quarter ended December 31, 2014 (1)	$16.19	$11.30
____________________

(1)	Our Class A common stock first began trading on the NASDAQ Global Select Market on October 30, 2014.
Dividend Policy

We will pay dividends to holders of our Class A common stock, on a quarterly basis, substantially all of our allocable share of Fifth Street Holdings' distributable earnings, net of applicable corporate taxes and amounts payable under the tax receivable agreement, in excess of amounts determined to be necessary or appropriate to be retained by Fifth Street Holdings or its subsidiaries to provide for the conduct of our businesses, to make appropriate investments in our businesses and our funds, to comply with the terms of our debt instruments, other agreements or applicable law or to provide for future distributions to us and the Holdings Limited Partners for any ensuing quarter. We intend to fund our dividends from our portion of distributions made to us by Fifth Street Holdings which, in turn, will fund its distributions to us from distributions that it receives from its subsidiaries. The Class B common stock does not entitle its holders to any cash dividends in their capacity as holders of Class B common stock.
On January 15, 2015, our Board of Directors declared an initial quarterly dividend of $0.30 per share of our Class A common stock. The declared dividend will be payable on April 15, 2015 to stockholders of record at the close of business on March 31, 2015.
Our ability to pay dividends is subject to Board of Director discretion and may be limited by our holding company structure and applicable provisions of Delaware law. See “Item 7. Management's Discussion and Analysis of Financial Condition and Operating Results - Dividend Policy” and “Item 1A. Risk Factors - Risks Related to Our Class A Common Stock - Our ability to pay dividends is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
Recent Sales of Unregistered Securities
On July 31, 2014, we issued 100 shares of our common stock, par value $0.01 per share, to Leonard M. Tannenbaum for $1,000. These shares were issued to Mr. Tannenbaum in reliance upon exemption from the registration requirement of the Securities Act provided for by Section 4(a)(2) thereof for transactions not involving a public offering. Upon the amendment and restatement of our certificate of incorporation on October 13, 2014, the shares of our then existing common stock converted to Class A Common Stock on a three-for-one basis.
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
Equity Compensation Plan Information
The information required by this Item is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Stock Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for shares of our Class A common stock, the S&P 500 Index and the SNL U.S. Asset Manager Index for the period from October 30, 2014, the date our Class A common stock first began trading on the NASDAQ Global Select Market, through December 31, 2014. The graph assumes $100 was invested in each of our Class A common stock, the S&P 500 Index and the SNL U.S. Asset Manager Index as of the market close on October 30, 2014. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Total Return Performance
$115.00
$110.00
$105.00
$100.00
$95.00
$90.00
Index Value
10/30/2014
11/28/2014
12/31/2014
FSAM
S&P 500 Total Return
SNL U.S. Asset Manager Total Return

	10/30/14	11/28/14	12/31/14
Fifth Street Asset Management Inc.	100.00	110.77	104.34
S&P 500 Index	100.00	103.89	103.63
SNL U.S. Asset Manager Index	100.00	105.92	106.72

Item 6.     Selected Financial Data
The following tables set forth the selected historical consolidated financial data for the Fifth Street Management Group, our predecessor, and consolidated financial data for Fifth Street Asset Management Inc. as of the dates and for the periods indicated. The selected consolidated statement of income data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated statement of financial condition data as of December 31, 2014 and 2013 have been derived from the audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of financial condition data as of December 31, 2012 has been derived from Fifth Street Management Group's audited financial statements not included in this Annual Report on Form 10-K. The historical consolidated financial statements consist of the combined results of the Fifth Street Management Group which includes affiliated entities either wholly or substantially owned and/or under the voting control of Leonard M. Tannenbaum at the time of the Reorganization and initial public offering.  As such, the acquisition of our 12% membership interest in Fifth Street Holdings and related Reorganization have been accounted for as transactions among entities under common control and recorded on a historical cost basis.

You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements and “Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012
Consolidated Statements of Income Data:	(in thousands)
Revenues
Management fees (includes Part I Fees of $39,281, $30,573 and $23,393 for the years ended December 31, 2014, 2013 and 2012, respectively) (1)	$95,425	$68,417	$50,007
Performance fees	107	—	—
Other fees (2)	7,674	5,205	4,637
Total revenues	103,206	73,622	54,644

Expenses
Compensation and benefits (2)	53,697	22,411	17,376
Fund offering and start-up expenses	1,248	5,702	—
General, administrative and other expenses (2)	10,366	5,506	5,039
Depreciation and amortization	986	237	203
Total expenses	66,297	33,856	22,618

Other income (expense)
Interest income	13	17	34
Interest expense	(323)	(11)	—
Income from equity method investments	246	—	—
Other income, net	90	—	—
Total other income, net	26	6	34
Income before income tax benefit	36,935	39,772	32,060
Income tax benefit	(1,878)	—	—
Net income	38,813	39,772	32,060
Net income attributable to Predecessor	(26,729)	(39,772)	(32,060)
Net income attributable to non-controlling interests in Fifth Street Holdings L.P.	(11,555)	—	—
Net income attributable to Fifth Street Asset Management Inc.	$529	$—	$—
Earnings per share data (3):
Basic and Diluted	$0.09

	As of December 31,
	2014	2013	2012
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$3,238	$4,016	$16,157
Total assets	114,148	33,506	21,000
Total liabilities	90,264	12,481	6,523
Total equity	23,884	21,025	14,477
Total liabilities and equity	114,148	33,506	21,000
__________________
(1) Management fees consist of base management fees and Part I Fees that are classified as management fees as they are predictable and are recurring in nature, are not subject to repayment (or clawback) and are generally cash-settled each quarter.
(2) Other fees consist of reimbursement that we receive from the Fifth Street Funds for direct fund expenses and administrative services, facilities and personnel that we provide to these funds pursuant to administrative agreements with them. Such reimbursement is at cost with no profit to, or markup by, us. These expenses for which we receive reimbursement are included in compensation and benefits and general, administrative and other expenses.

(3) Based on net income attributable to Fifth Street Asset Management Inc. for the period from November 4, 2014 through December 31, 2014.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in connection with our Consolidated Financial Statements and the notes thereto included elsewhere in this annual report on Form 10-K.
Unless the context otherwise requires, references to "we," "us," "our," and "the Company" are intended to mean the business and operations of Fifth Street Asset Management Inc. and its consolidated subsidiaries since the consummation of our initial public offering on November 4, 2014. When used in the historical context (i.e., prior to November 4, 2014), these terms are intended to mean the business and operations of Fifth Street Management Group, our predecessor.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments and consequently totals may not appear to sum. The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period's activity with those of prior periods.
Our Business
We are a leading alternative asset manager with more than $6.3 billion of assets under management. The funds we manage provide innovative and flexible financing solutions to small and mid-sized companies across their capital structures, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $500 million. As of December 31, 2014, 90.5% of our assets under management reside in publicly-traded permanent capital vehicles, consisting of FSC and FSFR.
Our direct origination platform is sustained by strong relationships with over 300 private equity sponsors. We believe we are differentiated from other alternative asset managers by our structuring flexibility, financial strength and a reputation for delivering on commitments. We provide innovative and customized credit solutions across the capital structure, including one-stop financing, unitranche debt, senior secured debt, mezzanine debt, equity co-investments, healthcare asset-backed lending and venture debt financing. Our platform targets loans for investment of up to $250 million and will have the ability to structure and syndicate loans of up to $500 million. We were named the 2014 "Senior Lender of the Year" by the Association for Corporate Growth (ACG) New York Chapter and The M&A Advisor, the 2013 "Lender Firm of the Year" by The M&A Advisor and the 2013 "Lender of the Year" by Mergers & Acquisitions Magazine.
Since Fifth Street's founding in 1998, we have grown into an asset manager with approximately 100 employees, half of which are investment professionals. Our management team has a proven 17-year track record across market cycles using a disciplined investment process. Our growth has been facilitated through a scalable operating platform.
Historical Organization and Consolidated Basis of Presentation
The historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the discussion herein of the historical results of operations and financial condition are presented for FSAM for the period after its initial public offering and for the Fifth Street Management Group for all preceding periods. Prior to our Reorganization and initial public offering, we operated our investment advisory business through a number of affiliated entities, all of which were either wholly or substantially owned and/or under the voting control of Leonard M. Tannenbaum. Fifth Street Management Group is considered the predecessor to FSAM for accounting purposes under GAAP.
We conduct substantially all of our operations through one reportable segment that provides asset management services to our alternative investment vehicles. We generate all of our revenue in the United States.
After the completion of our initial public offering, we are the general partner of Fifth Street Holdings and own a 12.0% limited partnership interest in Fifth Street Holdings. Accordingly, Fifth Street Holdings and its wholly-owned subsidiaries (including Fifth Street Management) will be consolidated in our financial statements. We have presented the Consolidated Statements of Income after giving effect to the Reorganization as of January 1, 2012, the first day of the earliest period presented in the consolidated financial statements. All amounts attributable to our Predecessor are recorded as "Net income attributable to Predecessor" within the consolidated financial statements. Subsequent to November 4, 2014, 88.0% of the net income attributable to Fifth Street Holdings limited partnership interests are recorded as "net income attributable to non-controlling interests in Fifth Street Holdings."
Our Reorganization
In anticipation of our initial public offering that closed November 4, 2014, Fifth Street Asset Management Inc. was incorporated in Delaware on May 8, 2014 as a holding company with its primary asset expected to be a limited partnership interest in Fifth Street Holdings. Fifth Street Holdings was formed on June 27, 2014 by the Principals as a Delaware limited partnership. Prior to the transactions described below, the Principals were the general partners and limited partners of Fifth

Street Holdings. Fifth Street Holdings has a single class of limited partnership interests, or Holdings LP Interests. Immediately prior to our initial public offering:

•	The Principals contributed their general partnership interests in Fifth Street Holdings to us in exchange for 100% of our Class B common stock;

•	The members of Fifth Street Management contributed 100% of their membership interests in Fifth Street Management to Fifth Street Holdings in exchange for Holdings LP Interests; and

•	The members of FSCO GP contributed 100% of their membership interests in FSCO GP to Fifth Street Holdings in exchange for Holdings LP Interests.
As a result of the above transactions, we became the general partner of Fifth Street Holdings, which was also organized to be a holding company for Fifth Street Management and FSCO GP. As a holding company, we conduct all of our operations through Fifth Street Management and FSCO GP, wholly-owned subsidiaries of Fifth Street Holdings, including the provision of management services to FSC, FSFR and other affiliated private funds.
In connection with the Reorganization, we entered into the Exchange Agreement, with the Fifth Street Holdings Limited Partners that granted each Fifth Street Holdings Limited Partner and certain permitted transferees the right, beginning two years after the closing of our initial public offering and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. As a result, each Fifth Street Holdings Limited Partner, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into our Class A common stock that can more readily be sold in the public markets.
These collective actions are referred to herein as the "Reorganization."
Our Initial Public Offering
On November 4, 2014, we issued 6,000,000 shares of Class A common stock to the public at a price of $17.00 per common share. The net proceeds totaled $95.9 million after deducting underwriting commissions of $6.1 million and before offering costs of approximately $3.9 million that were borne by us. The net proceeds were used to purchase a 12.0% limited partnership interest in Fifth Street Holdings from its limited partners.
Immediately following the Reorganization transactions described above and the closing of our initial public offering:

•
the Principals held 42,856,854 shares of our Class B common stock and 42,856,854 Holdings LP Interests, the Holdings Limited Partners, including the Principals, held 44,000,000 Holdings LP Interests and we held 6,000,000 Holdings LP Interests; and

•	through their holdings of Class B common stock, the Principals, in the aggregate, had approximately 97.3% of the voting power of our common stock.
Our purchase of Holdings LP Interests concurrent with our initial public offering, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of our Class A common stock pursuant to the Exchange Agreement will result in increases in our share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. We entered into a tax receivable agreement, or the TRA, with the TRA Recipients that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize (or, under certain circumstances, are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement.
In connection with the above transactions, the previous members of FSM agreed to allocate to the limited partners of Fifth Street Holdings and FSAM our earnings (excluding the compensation charges related to the Reorganization) from October 1, 2014 through the date of the IPO.

The diagram below depicts our organizational structure as of December 31, 2014:

Public Stockholders (1)
Principals (2)
Class A common stock
Class B common stock
Fifth Street Asset Management Inc.
Holdings Limited Partners (3)
GP interest
12.0 % LP interests
88.0% LP interests
Fifth Street Holdings LP
100% Membership interests
100% Membership interests
FSCO GP LLC (4)
Fifth Street Management LLC (5)
Investment Adviser
Fifth Street Finance Corp.
Fifth Street Senior Floating Rate Corp.
Senior Loan Funds (SLF I and SLF II)
Fifth Street Opportunities Fund
GP Interest

(1)
Shares of our Class A common stock, which were issued to the public in our initial public offering, entitle holders to one vote per share and economic rights (including rights to dividends and distributions upon liquidation).

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

(5)
The direct subsidiaries of Fifth Street Management are Fifth Street EIV, FSC CT LLC, FSC LLC and FSC Midwest LLC. Fifth Street EIV is 90% owned by Fifth Street Management and owns approximately 11% of the equity interests of SLF I. FSC CT LLC is the primary employer of our employees located in Connecticut and is the tenant to our Connecticut headquarters lease and performs certain administrative functions for our business. FSC LLC is the tenant under certain of our office leases and holds 100% of the equity interests of Fifth Street Capital, LLC, the owner of Fifth Street Capital West LLC. FSC Midwest LLC and Fifth Street Capital West LLC employ certain of our employees, are tenants under certain of our office leases and perform certain other administrative functions for our business.

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
Trends Affecting our Business
In addition to general market conditions, we believe the following trends will influence our future performance:

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

•
Competitive Landscape for Alternative Asset Managers.  Middle market lending requires specialized due diligence and underwriting capabilities, as well as the extensive ongoing monitoring of investments. We believe that our operating platform, investment process and risk management approach provide us with advantages over our competitors for both capital and investment opportunities. At the same time, we face increasing competition from a growing number of larger investment management companies and other alternative asset managers. In particular, there is an increasing number of BDCs and the size of BDCs has also been increasing. In spite of increased competition, we believe we are well-positioned to grow our existing business and develop new funds and strategies.

•
Interest Rate Environment.  We believe that we are well-positioned for a rising interest rate environment. The majority of the assets that we manage are floating rate loans that benefit from rising interest rates through increased Net Investment Income, which is income from interest, dividends, fees and other investment income. The increase would drive higher management fees to us, given the structure of our management agreements, which include fixed level performance benchmarks and do not include total return hurdles.

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

Non-GAAP Financial Measures and Operating Metrics
Adjusted Net Income
Adjusted Net Income represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, including the amortization of equity-based awards related to the Reorganization and initial public offering, (ii) non-recurring underwriting costs relating to public offerings of our funds, (iii) non-recurring professional fees and other expenses incurred in connection with our initial public offering and (iv) other non-recurring items. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance and Adjusted Net Income is evaluated regularly by our management as a decision tool for deployment of resources. We believe that reporting Adjusted Net Income is helpful in understanding our business and that investors should review the same supplemental non-GAAP financial measures that our management uses to analyze our performance. Adjusted Net Income has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results prepared in accordance with GAAP. The use of Adjusted Net Income without consideration of related GAAP measures is not adequate due to the adjustments described above. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below, which are prepared in accordance with GAAP.
Income before income tax benefit (provision) is the GAAP financial measure most comparable to Adjusted Net Income. The following table provides a reconciliation of income before income tax benefit (provision) to Adjusted Net Income (shown in thousands):

	Year ended December 31,
	2014	2013	2012
Income before income tax benefit	$36,935	$39,772	$32,060
Adjustments:
Compensation-related charges (a)(b)	25,025	1,739	131
FSFR initial public offering underwriting costs (c)	—	5,700	—
FSC follow-on equity offering underwriting costs (c)	822	—	—
Lease termination charges (d)	707	—	—
Professional fees and other expenses in connection with our IPO	1,118	—	—
Adjusted Net Income (e)	$64,607	$47,211	$32,191
__________________

(a)
For the years ended December 31, 2014, 2013 and 2012, this amount includes $1.8 million, $1.7 million and $0.1 million, respectively, of amortization expense relating to certain equity-classified compensation awards. The $8.2 million remaining unamortized portion of these awards at our initial public offering date represents the fair value at their respective grant dates as determined by an independent third party appraisal net of cash paid for the awards and is being amortized on a straight-line basis over an eight year vesting period.

(b)
For the year ended December 31, 2014, this amount includes: (1) $3.1 million of noncash compensation expense relating to the separation of a former equity member in May 2014, (2) $3.1 million of cash payments to purchase the equity interest from a former member, (3) $15.1 million of noncash compensation expense relating to our Reorganization and initial public offering, (4) $1.1 million of cash bonus awards paid to certain of our employees in connection with our initial public offering and (5) $0.8 million of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our initial public offering.

(c)	These amounts represent the costs borne by us relating to equity underwriting commissions attributable to equity offerings of our BDCs.

(d)	Includes non-recurring charges for termination payments and related exit costs accrued at present value relating to our office leases.

(e)	Adjusted Net Income is presented on a pre-tax basis.
Assets under management
AUM is an operating metric that is commonly used in the alternative asset management industry. AUM refers to assets under management of the Fifth Street Funds and material control investments of these funds. Our calculations of fee-earning AUM and AUM may differ from the calculations of other alternative asset managers and, as a result, this measure may not be comparable to similar measures presented by others. Our AUM equals the sum of the following:

•	the net asset value, or NAV of such funds and investments;

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions); and

•	uncalled committed debt and equity capital (including commitments to funds that have yet to commence their investment periods).
The following table provides a roll-forward of AUM for the years ended December 31, 2014, 2013 and 2012 (shown in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$4,377,364	$2,327,225	$1,497,466
Commitments and equity raises	549,780	436,349	339,037
Subscriptions, deployments and changes in leverage	1,481,390	1,630,962	534,740
Redemptions and distributions	(178,082)	(139,059)	(120,681)
Change in fund value	70,808	121,887	76,663
Ending balance	$6,301,260	$4,377,364	$2,327,225
Average AUM	$5,399,312	$3,352,294	$1,912,346
The following tables provide a roll-forward of AUM by fund strategy for the years ended December 31, 2014, 2013 and 2012 (shown in thousands):

	Year ended December 31, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,364	$4,148,794	$213,873	$10,333	$—	$4,377,364
Commitments and equity raises	—	138,139	276,182	45,900	89,559	549,780
Subscriptions, deployments and changes in leverage	(182)	727,507	308,581	15,742	429,742	1,481,390
Redemptions and distributions	(4,722)	(151,183)	(21,013)	(294)	(870)	(178,082)
Change in fund value	540	48,165	13,480	3,029	5,594	70,808
Ending balance	$—	$4,911,422	$791,103	$74,710	$524,025	$6,301,260
Average AUM	$2,182	$4,530,108	$502,488	$42,521	$262,013	$5,339,312

	Year ended December 31, 2013
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$6,583	$2,320,642	$—	$—	$—	$2,327,225
Commitments and equity raises	—	327,187	100,002	9,160	—	436,349
Subscriptions, deployments and changes in leverage	387	1,516,793	113,198	584	—	1,630,962
Redemptions and distributions	(4,147)	(133,512)	(1,400)	—	—	(139,059)
Change in fund value	1,541	117,684	2,073	589	—	121,887
Ending balance	$4,364	$4,148,794	$213,873	$10,333	$—	$4,377,364
Average AUM	$5,474	$3,234,718	$106,936	$5,166	$—	$3,352,294

	Year ended December 31, 2012
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$36,910	$1,460,556	$—	$—	$—	$1,497,466
Commitments and equity raises	—	339,037	—	—	—	339,037
Subscriptions, deployments and changes in leverage	2,226	532,514	—	—	—	534,740
Redemptions and distributions	(22,156)	(98,525)	—	—	—	(120,681)
Change in fund value	(10,397)	87,060	—	—	—	76,663
Ending balance	$6,583	$2,320,642	$—	$—	$—	$2,327,225
Average AUM	$21,746	$1,890,600	$—	$—	$—	$1,912,346

We generally use fee-earning AUM as a metric to measure changes in the assets from which we earn management or performance fees. Total AUM tends to be a better measure of our investment and fundraising performance as it reflects assets at fair value plus available uncalled capital on which we earn fees.
Fee-earning AUM
Fee-earning AUM refers to AUM on which we directly or indirectly earn management fees. Our fee-earning AUM equals the sum of the following:

•	the NAV of the Fifth Street Funds and their material control investments; and

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions).
Our calculations of fee-earning AUM and AUM may differ from the calculations of other alternative asset managers and, as a result, this measure may not be comparable to similar measures presented by others. In addition, our definitions of AUM and fee-earning AUM are not based on any definition of AUM or fee-earning AUM that is set forth in the agreements governing the investment funds that we manage and may differ from definitions of AUM set forth in other agreements to which we are a party from time to time, including the agreements governing our revolving credit facility.
The following table provides a roll-forward of fee-earning AUM for the years ended December 31, 2014, 2013 and 2012 (shown in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$3,929,066	$1,729,311	$1,283,725
Commitments and equity raises	533,980	427,189	339,037
Subscriptions, deployments and changes in leverage	1,199,780	1,790,161	148,495
Redemptions and distributions	(177,608)	(138,795)	(119,271)
Change in fund value	68,795	121,200	77,325
Ending balance	$5,554,013	$3,929,066	$1,729,311
Average fee-earning AUM	$4,747,540	$2,829,188	$1,506,518
Effective annualized management fee rate	2.01%	2.42%	3.32%

The following tables provide a roll-forward of fee-earning AUM by fund strategy for the years ended December 31, 2014, 2013 and 2012 (shown in thousands):

	Year ended December 31, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,001	$3,776,195	$148,870	$—	$—	$3,929,066
Commitments and equity raises	—	138,139	276,182	30,100	89,559	533,980
Subscriptions, deployments and changes in leverage	35	555,305	245,135	8,151	391,154	1,199,780
Redemptions and distributions	(4,542)	(151,183)	(21,013)	—	(870)	(177,608)
Change in fund value	506	48,165	13,480	1,050	5,594	68,795
Ending balance	$—	$4,366,621	$662,654	$39,301	$485,437	$5,554,013
Average fee-earning AUM	$2,001	$4,071,408	$405,762	$19,651	$242,718	$4,741,540
Fee-earning AUM increased to $5.6 billion as of December 31, 2014, which represented a $1.6 billion, or 41.4%, increase from $3.9 billion as of December 31, 2013. The net increase in fee-earning AUM was primarily due to:

•	$276.2 million and $138.1 million of equity capital raises in connection with follow-on equity offerings at FSFR and FSC, respectively;

•	$800.4 million of utilization of leverage and joint venture investment activity at our BDCs; and

•	the closing of SLF I and SLF II which produced $485.4 million of fee-earning AUM at period end.

	Year ended December 31, 2013
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$6,105	$1,723,206	$—	$—	$—	$1,729,311
Commitments and equity raises	—	327,187	100,002	—	—	427,189
Subscriptions, deployments and changes in leverage	336	1,741,630	48,195	—	—	1,790,161
Redemptions and distributions	(3,883)	(133,512)	(1,400)	—	—	(138,795)
Change in fund value	1,443	117,684	2,073	—	—	121,200
Ending balance	$4,001	$3,776,195	$148,870	$—	$—	$3,929,066
Average fee-earning AUM	$5,053	$2,749,700	$74,435	$—	$—	$2,829,188

Fee-earning AUM increased to $3.9 billion as of December 31, 2013, which represented a $2.2 billion, or 127.2%, increase from $1.7 billion as of December 31, 2012. The net increase in fee-earning AUM was primarily due to:

•	$327.2 million of equity capital and $83.4 million of debt capital raised at FSC, in addition to $1.7 billion of deployment of previously raised capital;

•	$100.0 million of equity capital raised as part of FSFR's initial public offering; and

•	$117.7 million of net increase in net assets at FSC.

	Year ended December 31, 2012
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$34,504	$1,249,221	$—	$—	$—	$1,283,725
Commitments and equity raises	—	339,037	—	—	—	339,037
Subscriptions, deployments and changes in leverage	2,082	146,413	—	—	—	148,495
Redemptions and distributions	(20,746)	(98,525)	—	—	—	(119,271)
Change in fund value	(9,735)	87,060	—	—	—	77,325
Ending balance	$6,105	$1,723,206	$—	$—	$—	$1,729,311
Average fee-earning AUM	$20,305	$1,486,213	$—	$—	$—	$1,506,518
Fee-earning AUM increased to $1.7 billion as of December 31, 2012, which represented a $445.6 million, or 34.7%, increase from $1.3 billion as of December 31, 2011. The net increase in fee-earning AUM was primarily due to:

•	$339.0 million of equity capital and $72.5 million of debt capital raised at FSC, in addition to $146.4 million of deployment of previously raised capital; and

•	$87.1 million of net increase in net assets at FSC.
Overview of Results of Operations
Revenues
For the years ended December 31, 2014, 2013 and 2012, 92.5%, 92.9% and 91.5%, respectively, of our revenues came from management fees (including 38.1%, 41.5% and 42.8%, respectively, of Part I Fees) from the BDCs and private funds.
Management Fees
Base Management Fees
Pursuant to our investment advisory agreement with FSC, or the FSC Investment Advisory Agreement, we earn an annual base management fee of 2.0% of the value of FSC's gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents. Such base management fee is calculated based on the value of FSC's gross assets at the end of its most recently completed fiscal quarter. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
Pursuant to our investment advisory agreement with FSFR, or the FSFR Investment Advisory Agreement, we earn an annual base management fee of 1.0% of the value of FSFR's gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents. Such base management fee is calculated based on the average value of FSFR's gross assets at the end of its two most recently completed quarters. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
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
Pursuant to our investment management agreements with our senior loan funds, we are entitled to receive quarterly management fees from SLF I and SLF II that are calculated and payable in arrears pursuant to a "waterfall" structure. Under this "waterfall" structure, we are entitled to receive a senior collateral management fee at an annualized rate, for both SLF I and SLF II, of 0.25% of the average principal balance during the period and a subordinated collateral management fee at an annualized rate of 0.15%, for SLF I, and 0.175%, for SLF II, of the average principal balance during the period, in each case to the extent there are sufficient funds available for distribution at the applicable level in the hierarchy. The management fees are paid by SLF I's and SLF II's respective warehouse subsidiaries pursuant to the "waterfall" contained in the loan and security agreement under which the related warehouse financing is provided. If Fifth Street Management ceases to be the investment manager to either SLF I or SLF II during a quarter, it will be entitled to any accrued but unpaid management fees through the date of its removal from such fund.

Part I Fees
Pursuant to the FSC and FSFR Investment Advisory Agreements, we earn Part I Fees that are calculated and payable quarterly in arrears based on each BDC's "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of each BDC's net assets at the end of the immediately preceding fiscal quarter, will be compared to a specified "hurdle rate" per quarter, subject to a "catch-up" provision measured as of the end of each fiscal quarter. The BDCs' net investment income used to calculate this part of the Part I Fee is also included in the amount of its gross assets used to calculate the base management fee. Such fees are not subject to repayment (or clawback) and are cash settled each quarter.
Pursuant to the FSC Investment Advisory Agreement, the Part I Fee with respect to FSC's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•
no Part I Fee is payable to Fifth Street Management in any fiscal quarter in which FSC's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2.0%, or the "preferred return" or "hurdle";

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

Pursuant to the FSFR Investment Advisory Agreement, the Part I Fee with respect to FSFR's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•
no Part I Fee is payable to Fifth Street Management in any fiscal quarter in which FSFR's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.5%, or the "preferred return" or "hurdle";

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

Performance Fees
Pursuant to the FSC Investment Advisory Agreement and the FSFR Investment Advisory Agreement, we also earn Part II Fees, which are determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of each BDC's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
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
Other Fees
FSC CT is party to administration agreements with our BDCs and Fifth Street Management under which we provide administrative services for our BDCs and private funds, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, we also perform or oversee the performance of our BDCs' and private funds' required administrative services, which includes being responsible for the financial records which our BDCs and private funds are required to maintain and preparing reports to our BDCs' stockholders and reports filed with the SEC. In addition, we assist each of our BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to each of our BDC's stockholders, and generally overseeing the payment of each of our BDC's and private fund's expenses and the performance of administrative and professional services rendered to such BDC or private fund by others. For providing these services, facilities and personnel, the private funds reimburse us the allocable portion of direct fund expenses paid on their behalf and the BDCs reimburse us the allocable portion of direct expenses, as well as overhead and other expenses incurred by us in performing our obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, us. These reimbursements are included in Revenues - Other fees in the consolidated statements of income and the expenses are included in compensation and benefits and general, administrative and other expenses. We may also provide, on our BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements may be terminated by either us or our BDCs without penalty upon 60 days' written notice to the other party.
Expenses
Compensation and benefits.  Compensation generally includes salaries, bonuses and equity-based compensation charges. Bonuses are accrued over the service period to which they relate. All payments made to the managing member of Fifth Street Management since its inception and all payments made to equity members since December 1, 2012 related to their granted or purchased interests are accounted for as distributions on the equity held by such members.
Fund offering and start-up expenses.  In certain instances, we may bear offering costs related to capital raising activities of the BDCs, including underwriting commissions, which are expensed as incurred. In addition, we expense all costs associated with starting new investment funds.
General, administrative and other expenses.  General, administrative and other expenses primarily include costs related to professional services, occupancy and overhead expenses, travel and related expenses, communication and information systems and other general operating items.
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
Income taxes.  Prior to our Reorganization and initial public offering, substantially all of the Fifth Street Management Group's earnings flowed through to its owners without being subject to entity level income taxes. Accordingly, no provision for income taxes has been recorded in historical periods. As a result of these transactions, the portion of our income attributable to Fifth Street Asset Management Inc. and other taxable entities within the post-IPO structure are now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates.
Our effective tax rate includes a rate benefit attributable to the fact that certain of our subsidiaries operate as a series of pass-through entities which are not themselves subject to federal income tax. As a result of the Reorganization, certain subsidiaries were converted from pass-through entities to taxable entities. Accordingly, the portion of our subsidiaries' earnings attributable to non-controlling interests are subject to tax when reported as a component of the non-controlling interests' taxable income on their individual tax returns.
Other income (expense)
Other income (expense) primarily includes equity income from our investments in certain of our managed private funds and interest expense incurred on our credit facility.
Net income attributable to Predecessor
Net income attributable to Predecessor represents 100% of the net income earned by Fifth Street Management Group, our predecessor, prior to the Reorganization and initial public offering. Such earnings include all charges related to the Reorganization which was effectuated immediately prior to the closing of our initial public offering on November 4, 2014.
Net income attributable to non-controlling interests in Fifth Street Holdings L.P.
Net income attributable to non-controlling interests in Fifth Street Holdings L.P. represents the 88.0% allocable ownership interests held by the Holdings LPs and the resulting pro rata allocation of our net operating results as a result of the Reorganization and initial public offering.

Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Management fees.  Total management fees were $95.4 million for the year ended December 31, 2014, which represented a $27.0 million, or 39.5%, increase from $68.4 million for the year ended December 31, 2013. This increase was comprised of an $18.3 million, or 48.4%, increase in base management fees and an $8.7 million, or 28.5%, increase in Part I Fees. The increase in total management fees was primarily due to:

•	an increase in average fee-earning AUM at FSC during the year-over-year period of $1.3 billion, or 48.1% which was due to equity offering proceeds and related utilization of leverage;

•
an increase in average fee-earning AUM at FSFR during the year over year period of $331.3 million, or 445.1%, which was due to a full period of AUM related to FSFR's initial public offering in July 2013 and $276.2 million of follow-on equity offering proceeds in August 2014, and related utilization of leverage; and

•	a year-over-year increase of $41.2 million, or 26.1%, in pre-incentive fee net investment income generated by the BDCs.
Performance fees.  Performance fees earned from FSOF were $0.1 million for the year ended December 31, 2014. There were no performance fees for the year ended December 31, 2013 as FSOF did not have fee-earning AUM during that period.
Other fees.  Other fees were $7.7 million for the year ended December 31, 2014, which represented a $2.5 million, or 47.4%, increase from $5.2 million for the year ended December 31, 2013. The increase was primarily due to a higher level of allocable direct fund expenses, compensation and general and administrative expenses (primarily occupancy costs as discussed below) by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $53.7 million for the year ended December 31, 2014, which represented a $31.3 million, or 139.6%, increase from $22.4 million for the year ended December 31, 2013. The increase was primarily due to the following Reorganization, initial public offering and other non-recurring charges:

•	$3.1 million of noncash compensation expense relating to the separation of a former equity member in May 2014;

•	$3.1 million of cash payments to purchase the equity interest from a former member;

•	$15.1 million of noncash compensation expense relating to our Reorganization and initial public offering;

•	$1.1 million of cash bonus awards paid to certain of our employees in connection with our initial public offering;

•	$0.8 million of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our initial public offering; and

•	$1.8 million of amortization expense relating to certain equity-classified compensation awards.
In addition to these charges, we experienced a net increase in headcount of 28 employees during the year-over-year period. Excluding the impact of the above charges in the current year and amortization of equity-based compensation in the prior period, compensation and benefits as a percentage of total revenues decreased to 27.8% for the year ended December 31, 2014 from 28.1% for the year ended December 31, 2013, reflecting increasing operating leverage in our business.
Fund offering and start-up expenses.  Fund offering and start-up expenses were $1.2 million for the year ended December 31, 2014, which represented a $4.5 million, or 78.1%, decrease from $5.7 million for the year ended December 31, 2013. The amount for the year ended December 31, 2014 primarily consisted of $0.8 million of non-recurring FSC offering expenses related to a July 2014 follow-on equity offering, with the remainder representing expenses incurred in connection with the formation of SLF I, SLF II and FSOF. The decrease from the year-ago period was primarily due to non-recurring fund offering expenses of $5.7 million associated with FSFR in 2013.
General, administrative and other.  General, administrative and other expenses were $10.4 million for the year ended December 31, 2014, which represented a $4.9 million, or 88.2%, increase from $5.5 million for the year ended December 31, 2013. The increase was primarily due to $1.1 million of professional fees and other expenses associated with our initial public offering, $1.4 million of termination payments and exit costs relating to former office leases, and $1.9 million of occupancy costs associated with our new corporate headquarters, that were incurred in 2014.
Depreciation and amortization.  Depreciation and amortization expense was $1.0 million for the year ended December 31, 2014, which represented a $0.7 million, or 316.2%, increase from $0.2 million for the year ended December 31, 2013. The increase was primarily due to depreciation on fixed assets related to our new corporate headquarters.

Other income (expense)
Other income (expense) primarily consisted of $0.2 million of equity income from certain of our managed funds and $0.1 million of other income, which were partially offset by $0.3 million of interest expense incurred on our credit facility.
Provision for income taxes (benefit)
The income tax benefit of $1.9 million for the year ended December 31, 2014 primarily relates to realizable net operating carry-forwards of certain of our wholly-owned subsidiaries that are subject to entity level tax.
Net income was $38.8 million for the year ended December 31, 2014, which represented a $1.0 million, or 2.4%, decrease from $39.8 million for the year ended December 31, 2013. The decrease was primarily due to the income and expense variances discussed above.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenues
Management fees. Total management fees were $68.4 million for the year ended December 31, 2013, which represented an $18.4 million, or 36.8%, increase from $50.0 million for the year ended December 31, 2012. This increase was comprised of an $11.2 million, or 42.1%, increase in base management fees and a $7.2 million, or 30.8%, increase in Part I Fees. The increase in total management fees was primarily due to increases in fee-earning AUM during the year-over-year period of $2.1 billion, or 119.1%, at FSC, and $148.9 million at FSFR, which began operations upon the closing of its initial public offering in July 2013 in which it raised $100.0 million of net proceeds, as well as a $38.2 million, or 32.7%, year-over-year increase in pre-incentive fee net investment income generated by FSC.
Other fees. Other fees were $5.2 million for the year ended December 31, 2013, which represented a $0.6 million, or 12.2%, increase from $4.6 million for the year ended December 31, 2012. The increase was primarily due to a higher level of allocable compensation and general and administrative expenses reimbursed to us by the BDCs per the administration agreements.
Expenses
Compensation and benefits. Compensation and benefits was $22.4 million for the year ended December 31, 2013, which represented a $5.0 million, or 29.0%, increase from $17.4 million for the year ended December 31, 2012. The increase was primarily due to an increase of 22 employees during the year- over-year period. However, compensation and benefits as a percentage of total revenues decreased to 30.4% for the year ended December 31, 2013 from 31.8% for the year ended December 31, 2012, reflecting increasing operating leverage in our business.
Fund start-up expenses. Fund start-up expenses incurred during the year ended December 31, 2013 related to offering costs paid by Fifth Street Management relating to the FSFR initial public offering.
General, administrative and other. General, administrative and other expenses were $5.5 million for the year ended December 31, 2013, which represented a $0.5 million, or 9.3%, increase from $5.0 million for the year ended December 31, 2012. The increase was primarily due to increases in occupancy costs, travel, information technology, marketing and communications, partially offset by a decrease in professional fees.
Depreciation and amortization. Depreciation and amortization expenses were $0.2 million for the year ended December 31, 2013, which represented a 16.8% increase from $0.2 million for the year ended December 31, 2012. The increase was primarily due to $1.0 million of fixed assets placed in service during the year-over-year period.
Net income was $39.8 million for the year ended December 31, 2013, which represented a $7.7 million, or 24.1%, increase from $32.1 million for the year ended December 31, 2012. The increase was primarily due to the income and expense variances discussed above.
Liquidity and Capital Resources
Historically, our primary source of operating cash flow has been the management fees generated from our BDCs which were sufficient to support our operating cash flow needs. As such, we have not incurred any material indebtedness to support the working capital and operating needs of our business.
In connection with our initial public offering, our subsidiaries entered into a new revolving credit facility with which we may increase our investments in our existing funds and seed investments. See "— Revolving Credit Facility" below.
We primarily use our operating cash flow to pay compensation and benefits, general, administrative and other expenses, state and local taxes, debt service, capital expenditures and dividends in accordance with our dividend policy described below. Our cash flows, together with the proceeds from our credit facility, are also used to fund investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions over a sustained period of time, we would utilize our credit facility to satisfy such distributions. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.
Cash Flows
Year Ended December 31, 2014 compared to December 31, 2013
Net cash provided by operating activities was $60.7 million for the year ended December 31, 2014, which represented a $40.9 million increase from $19.8 million for the year ended December 31, 2013. The increase was primarily due to an increase in net income of $59.5 million (excluding noncash compensation charges of $20.7 million) for the period, and the timing of collection of management fees.
Net cash used in investing activities was $15.1 million for the year ended December 31, 2014, which represented a $14.2 million increase from $0.9 million for the year ended December 31, 2013. The increase was primarily due to incremental purchases of fixed assets related to our new corporate headquarters, as well as our equity investment in SLF I and the purchase of a fractional interest in an aircraft for business use.
Net cash used in financing activities was $46.3 million for the year ended December 31, 2014, which represented a $15.3 million increase from $31.0 million for the year ended December 31, 2013. The increase was due to distributions to our members as a result of increased management fees, expenses paid related to our initial public offering and upfront fees paid on our credit facility, which were partially offset by borrowings under our credit facility.
Year Ended December 31, 2013 compared to December 31, 2012
Net cash provided by operating activities was $19.8 million for the year ended December 31, 2013, which represented a $20.8 million, or 51.3%, decrease from $40.6 million for the year ended December 31, 2012. The decrease was primarily due to the timing of collection of management fees related to the year ended December 31, 2012.
Net cash used in investing activities was $0.9 million for the year ended December 31, 2013, which represented a $0.7 million, or 373.6%, increase from $0.2 million for the year ended December 31, 2012. The increase was primarily due to incremental purchases of fixed assets, principally related to the relocation of our headquarters.
Net cash used in financing activities was $31.0 million for the year ended December 31, 2013, which represented a $3.1 million, or 11.1%, increase from $27.9 million for the year ended December 31, 2012. The increase was due to larger distributions to our members as a result of increased management fees, which was partially offset by proceeds from our loan with the State of Connecticut Department of Economic and Community Development, or DECD.
Revolving Credit Facility
On November 4, 2014, Fifth Street Holdings entered into a credit agreement, or the Credit Agreement, for a revolving credit facility, or the Credit Facility, that was jointly led by Morgan Stanley Senior Funding, Inc. and Sumitomo Mitsui Banking Corporation. We intend to use the Credit Facility, together with available cash, to, among other things: (i) provide capital to facilitate the growth of our existing businesses and funds, (ii) fund a portion of our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into complementary businesses and funds, (iv) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement, (v) provide working capital, and, potentially, seed capital for future investments and (vi) fund distributions to us so that we may pay dividends to our stockholders. As of December 31, 2014, we had $12.0 million of outstanding borrowings under the Credit Facility.
The Credit Facility has a five-year term, is an unsecured facility that provides for $176 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the Credit Facility accrue interest at an annual rate of LIBOR plus 2.00% per annum and the unused commitment fee under the facility is 0.30% per annum. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fifth Street Holdings to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. In addition, Fifth Street Holdings must not:

•	permit the Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 3.00 to 1.00 as of the end of any fiscal quarter for the four quarter period ending on such date;

•	permit AUM (as defined in the Credit Agreement) at any time to be less than the sum of $3.25 billion plus (ii) 50% of all New Management Fee Assets (as defined in the Credit Agreement); or

•	permit the Interest Coverage Ratio (as defined in the Credit Agreement) to be less than 5.00 to 1.00 as of the end of any fiscal quarter for the four quarter period ending on such date.
We were in compliance with all covenants under the Credit Facility as of December 31, 2014.
Dividend Policy
We are a holding company and have no material assets other than our 12.0% limited partnership interest in Fifth Street Holdings and our controlling interest and related rights as its sole general partner. As a result, we depend upon distributions from our subsidiaries to pay any dividends that our Board of Directors may declare to be paid to the holders of our Class A common stock. When our Board of Directors declares dividends, we will cause Fifth Street Holdings to make distributions to us in an amount sufficient to cover the dividends declared. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. We may not pay dividends to the holders of our Class A common stock in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. We may or may not borrow to fund dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.
We expect to continue to distribute as dividends to holders of our Class A common stock, on a quarterly basis, substantially all of our allocable share of Fifth Street Holdings' distributable earnings, net of applicable corporate taxes and amounts payable under the tax receivable agreement, in excess of amounts determined to be necessary or appropriate to be retained by Fifth Street Holdings or its subsidiaries to provide for the conduct of our businesses, to make appropriate investments in our businesses and our funds, to comply with the terms of our debt instruments, other agreements or applicable law or to provide for future distributions to us and the Holdings Limited Partners for any ensuing quarter. We intend to fund our dividends from our portion of distributions made to us by Fifth Street Holdings which, in turn, will fund its distributions to us from distributions that it receives from its subsidiaries. Our ability to pay dividends is subject to our board of directors' discretion and may be limited by our holding company structure and applicable provisions of Delaware law.
Under the DGCL, we may only pay dividends from legally available surplus or, if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Surplus is defined as the excess of a company's total assets over the sum of its total liabilities plus the par value of its outstanding capital stock. Under the DGCL, our Board of Directors can use the fair value of assets and liabilities, rather than book value, in making this determination. Under the Delaware Limited Partnership Act, Fifth Street Holdings may not make a distribution to a partner if, after the distribution, all its liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If Fifth Street Holdings were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to Fifth Street Holdings for the amount of the distribution for three years.
On January 15, 2015, our Board of Directors declared an initial quarterly dividend of $0.30 per share on our Class A common stock. The declared dividend will be payable on April 15, 2015 to stockholders of record at the close of business on March 31, 2015.
Tax Receivable Agreement
Our purchase of Holdings LP Interests concurrent with our initial public offering, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of our Class A common stock pursuant to the Exchange Agreement resulted in, and is expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the TRA Recipients that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize (or, under certain circumstances, are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement.
Off-Balance Sheet Arrangements
In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations.

Contractual Obligations, Commitments and Contingencies
The following table sets forth information relating to our contractual obligations as of December 31, 2014 on a consolidated basis:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$22,780	$3,008	$4,455	$4,427	$10,890
Loan payable - State of Connecticut DECD (2)(3)	4,604	100	252	1,437	2,815
Credit facility payable (2)(4)	15,654	756	1,512	13,386	—
Due to principal and affiliates for pre-IPO undistributed earnings (2)	9,123	9,123	—	—	—
Payable to related parties pursuant to tax receivable agreements (2)	47,373	344	4,186	4,449	38,394
Total	$99,534	$13,331	$10,405	$23,699	$52,099
____________________
(1) Consists primarily of leases for office space under agreements with expirations ranging from month-to-month contracts to lease commitments through 2024.
(2) These amounts include future contractual interest payments.
(3) Under the terms of the agreement, we may be eligible for forgiveness of up to $3,000,000 of the principal amount of the loan based on certain job creation milestones, as mutually agreed to by the DECD and us.
(4) As of December 31, 2014, $12,000,000 was outstanding under the Credit Facility.
As of December 31, 2014, we do not have any unfunded capital commitments.
In July 2014, we terminated the non-cancelable operating lease for our White Plains, NY office. Under the terms of the agreement with the landlord, we paid an early termination fee of $616,852 and are obligated to pay rent through November 30, 2015. Accordingly, we have recognized an additional expense in the amount of $460,658 representing the fair value of the remaining lease obligation.
In August 2014, we sublet our former office in Greenwich, CT. In connection therewith, we have recognized an expense in the amount of $196,926 representing the fair value of the remaining lease obligation.
In connection with our initial public offering, we entered into a tax receivable agreement with the TRA Recipients that requires us to pay them 85% of any tax savings realized (or, under certain circumstances, deemed to have been realized) by us from any step-up in tax basis resulting from the purchase by us of Holdings LP Interests concurrent with our initial public offering and any subsequent exchanges of Holdings LP Interests. The tax savings achieved may not result in our having sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See "Forward-Looking Statements."
Principles of Consolidation
The consolidated financial statements include the entities in which we, directly or indirectly, are determined to have a controlling financial interest under ASC 810. Under the variable interest model, we determine whether, if by design, an entity has equity investors who lack substantive participating or kick-out rights. If equity investors do not have such rights, the entity is considered a variable interest entity ("VIE") and must be consolidated by its primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as: (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine: (a) whether an entity in which we hold a variable interest is a VIE and (b) whether our involvement, through holding interests directly or indirectly in the entity, would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment.
Under the consolidation guidance, we determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion continually. In evaluating whether we are the primary beneficiary, we evaluate our economic interests in the entity held either directly by us and our affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that we are not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by us, affiliates of ours or third parties) or amendments to the governing documents of the respective investment funds could affect an entity's status as a VIE or the determination of the primary beneficiary. At each reporting date, we assess whether we are the primary beneficiary and will consolidate or deconsolidate accordingly.
For equity investments where we do not control the investee, and where we are not the primary beneficiary of a variable interest entity, but can exert significant influence over the financial and operating policies of the investee, we follow the equity method of accounting. The evaluation of whether we exert control or significant influence over the financial and operational policies of its investees requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms and structure of the investment agreement, including investor voting or other rights, the terms of our advisory agreement or other agreements with the investee, any influence we may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between us and other investors in the entity.
Effect of Deconsolidation
During the year ended December 31, 2014, we formed the following entities (collectively referred to as the "Combined Funds") whose financial results were included in our financial statements in previous filings with the SEC:

•
FSCO GP LLC ("FSCO GP"), a Delaware limited liability company, formed on January 6, 2014 to serve as the general partner of Fifth Street Opportunities Fund, L.P. ("FSOF," formerly Fifth Street Credit Opportunities Fund, L.P.), which primarily invests in yield-oriented corporate credit assets and equities; and

•
Fifth Street EIV, LLC ("Fifth Street EIV"), a Delaware limited liability company formed on February 7, 2014 to hold Fifth Street Management's equity interest in Fifth Street Senior Loan Fund I, LLC ("SLF I"), which primarily invests in senior secured loans to middle-market companies.

•
Fifth Street EIV II, LLC ("Fifth Street EIV II"), a Delaware limited liability company formed on July 10, 2014 to hold certain of our employees' equity interests in Fifth Street Senior Loan Fund II, LLC ("SLF II"), which primarily invests in senior secured loans to middle market companies.

Such Combined Funds were included in the financial statements based on the then existing consolidation guidance. In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"). We have elected to early adopt such guidance in these consolidated financial statements, which resulted in deconsolidation of the Combined Funds. We determined that these entities were variable interest entities of which we were not the primary beneficiary because under ASU 2015-02 our fee arrangements are commensurate with the level of effort performed and include only customary terms do not represent variable interests. There was no gain or loss recognized as a result of the deconsolidation of the Combined Funds. Although total assets and equity significantly decreased as a result of the Combined Funds' deconsolidation, it did not change net income or equity attributable to controlling interests in FSAM. We will continue to earn management and/or performance fees from these funds. See Note 14 to the consolidated financial statements for a presentation of the quarterly impacts related to the deconsolidation of the Combined Funds.
Base Management Fees
Base Management Fees earned from our funds are generally based on a fixed percentage of gross or net asset value based on the governing documents for each respective fund. For purposes of calculating management fees, such funds' investments are generally measured at fair value, and thus, management fee revenue are directly affected by significant estimates and assumptions used when determining the fair value of the underlying investments within the funds. These fair value measurements may vary depending on the valuation methodology that is used. See "— Fair Value Measurements" below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our funds.

Part I Fees
Part I Fees earned from our funds are generally based on a fixed percentage of pre-incentive fee net investment income, which is calculated and paid quarterly, and subject to certain specified performance hurdles. Part I Fees are classified as management fees as they are predictable and are recurring in nature, are not subject to repayment (or clawback) and are generally cash-settled each quarter.
Performance Fees
Performance fees are earned from the funds managed by us based on the performance of the respective funds. The contractual terms of performance fees vary by fund structure and investment strategy and are generally 15.0% to 20.0%. We have elected to adopt Method 2 of ASC 605-20 for revenue based on a formula. Under this method, we record revenue when we are entitled to performance-based fees, subject to certain hurdles or benchmarks. The performance fees for any period are based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund's income allocation provisions. The performance fees may be subject to reversal to the extent that the performance fees recorded exceed the amount due to the general partner or investment manager based on a fund's cumulative investment returns. Part II Fees are calculated and payable in arrears as of the end of each fiscal year of the BDCs and equal 20% of the BDCs realized capital gains, if any, on a cumulative basis since inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Accordingly, the amount recognized as performance fees reflects our share of the fair value gains and losses of the associated funds, and thus, are dependent on subjective judgments in determining the funds' fair value measurements.
Performance fees could continue to increase in the future as we increase our fundraising efforts for private fund vehicles. We may be required to return realized performance fees if such funds' investment values decline below certain levels. When the fair value of a fund's investments fall below certain return hurdles, previously recognized performance fees are reduced. In all cases, each fund is considered separately in that regard, and for a given fund, performance fees can never be negative over the life of a fund. Upon a hypothetical liquidation of a fund's investments at the then current fair values, previously recognized and distributed performance fees would be required to be returned, and a liability would be established for the potential giveback obligation. Part I Fees are not subject to such provisions.
Equity Based Compensation
We account for stock-based compensation in accordance with ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.
We recognize expense related to equity-based compensation transactions in which we receive employee services in exchange for: (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments. Equity-based compensation expense represents expenses associated with the: (i) granting of Part I Fee-sharing arrangements prior to the Reorganization; (ii) conversion of and acceleration in vesting of interests in the Predecessor in connection with the Reorganization, and (iii) the granting of restricted stock units, options to purchase Class A common shares and stock appreciation rights granted in connection with our initial public offering.
Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of such change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in the period of the change in estimate.
The value of the portion of the award that is ultimately expected to vest on a straight-line basis over the requisite service period is included within compensation and benefits (except for grants to non-employees which are included in general, administrative and other expenses) in our Consolidated Statements of Income.
We record deferred tax assets or liabilities for equity compensation plan awards based on deductions for income tax purposes of stock-based compensation recognized at the statutory tax rate in the jurisdiction in which we are expected to receive a tax deduction. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded as adjustments to additional paid-in capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces the pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase the income tax expense.
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

Income Taxes
Prior to the completion of our initial public offering, substantially all of our earnings flowed through to the former members of Fifth Street Management without being subject to entity level income taxes. Accordingly, no provision for income taxes has been recorded in the consolidated financial statements prior to our initial public offering.
We account for income taxes under the asset and liability method prescribed by ASC 740, Income Taxes. As a result of our acquisition of limited partnership interests in Fifth Street Holdings, we expect to benefit from amortization and other tax deductions reflecting the step-up in tax basis in the acquired assets. Those deductions will be used by us and will be taken into account in determining our taxable income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset and changes in applicable tax laws and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to our Consolidated Statements of Income. Further, we record our income taxes receivable and payable based upon our estimated income tax liability.
Fifth Street Holdings complies with the requirements of the Internal Revenue Code that are applicable to limited partnerships, which allow for the complete pass-through of taxable income or losses to Fifth Street Holdings limited partners, including us, who are individually responsible for any federal tax consequences. Therefore, no federal tax provision is required in Fifth Street Holdings' consolidated financial statements in the periods prior to November 4, 2014. Subsequent to our initial public offering, the tax provision includes the federal income tax obligation related to our allocated portion of Fifth Street Holdings' income. Fifth Street Holdings is subject to certain state and local taxes and certain of its subsidiaries are subject to entity level taxes.
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
We recognize interest and penalties associated with tax matters such as franchise tax liabilities, if applicable, as general and administrative and other expenses.
Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements for a description of recent accounting pronouncements including those adopted during the year ended December 31, 2014.
Recent Developments
See Note 15 to the consolidated financial statements for a description of recent developments that have occurred subsequent to December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to our role as general partner or investment adviser to our investment funds, and to the sensitivity to movements in the fair value of the investments of such funds, including the effect on management fees and investment income.
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
Assuming an incremental 10% change in fair value of the funds' investments as of December 31, 2014, we calculated an increase in base management fees earned of $6.1 million in the case of an increase in value and a decrease in base management fees earned of $6.1 million in the case of a decline in value for the year ended December 31, 2014. Such a change in fair value would not have a material impact on Part I fees.
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
Changes in the fair values of funds' investments may materially impact performance fees depending on the respective funds' performance relative to applicable hurdles or benchmarks. Based on an incremental 10% change in fair value of the funds' investments as of December 31, 2014, there would be no material impact on performance fees for the year ended December 31, 2014.
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
Our Credit Facility bears interest at a variable rate, and as such, we may be exposed to increased interest expense with higher market interest rates. However, an incremental 10% change in LIBOR would not have a material effect on our consolidated financial results.

Item 8. Consolidated Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fifth Street Asset Management Inc.:

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Fifth Street Asset Management Inc. and its subsidiaries (the “Company”) at December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fifth Street Asset Management Inc.:

We have audited the accompanying consolidated statement of financial condition of Fifth Street Asset Management Inc. (Successor to Fifth Street Management Group) (the “Company”) as of December 31, 2013 and the related consolidated statements of income, changes in equity and cash flows for each of the two years ended December 31, 2013. Fifth Street Asset Management Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fifth Street Asset Management Inc. as of December 31, 2013, and the results of their operations and their cash flows for each of the two years ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey
July 22, 2014, except for the last
two paragraphs of Note 1, as to which
the date is September 5, 2014, and
except for the retrospective adjustment discussed in
paragraphs two and three in the basis of presentation
section of Note 1, as to which the date is March 27, 2015

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
 Consolidated Statements of Financial Condition

	As of
	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$3,238,008	$4,015,728
Management fees receivable (includes Part I Fees of $11,307,080 and $9,054,422 at December 31, 2014 and 2013, respectively)	26,861,787	21,409,763
Performance fees receivable	106,635	—
Prepaid expenses	1,150,013	142,033
Investments in equity method investees	4,115,429	—
Due from affiliates	3,799,542	3,848,491
Fixed assets, net	10,274,263	1,436,681
Deferred tax assets	57,972,039	—
Deferred financing costs	2,432,764	—
Other assets	4,197,358	2,652,975
Total assets	$114,147,838	$33,505,671
Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$3,045,651	$1,198,205
Accrued compensation and benefits	11,095,548	538,035
Income taxes payable	361,052	—
Loan payable	4,000,000	4,000,000
Credit facility payable	12,000,000	—
Due to Principal	9,063,792	—
Due to affiliates	62,781	2,671,334
Due to former member	—	2,093,437
Deferred rent liability	3,261,434	1,980,146
Payable to related parties pursuant to tax receivable agreements	47,373,245	—
Total liabilities	90,263,503	12,481,157
Commitments and contingencies
Equity
Class A common stock, $0.01 par value 500,000,000 shares authorized; 6,000,033 shares issued and outstanding as of December 31, 2014	60,000	—
Class B common stock, $0.01 par value 50,000,000 shares authorized; 42,856,854 shares issued and outstanding as of December 31, 2014	428,569	—
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2014	—	—
Additional paid-in capital	4,975,073	—
Retained earnings	1,288,995	—
Total stockholders' equity, Fifth Street Asset Management Inc.	6,752,637	—
Non-controlling interests in Fifth Street Holdings L.P.	17,131,698	—
Members' equity of Predecessor	—	21,024,514
Total equity	23,884,335	21,024,514
Total liabilities and equity	$114,147,838	$33,505,671

All management and performance fees are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Income

	For the Years Ended December 31,
	2014	2013	2012
Revenues
Management fees (includes Part I Fees of $39,280,991, $30,573,056 and $23,393,156 for the years ended December 31, 2014, 2013 and 2012, respectively)	$95,425,407	$68,417,218	$50,006,748
Performance fees	106,635	—	—
Other fees	7,674,019	5,204,820	4,636,865
Total revenues	103,206,061	73,622,038	54,643,613
Expenses
Compensation and benefits	53,697,430	22,411,155	17,375,619
Fund offering and start-up expenses	1,247,923	5,701,831	—
General, administrative and other expenses	10,365,867	5,506,680	5,038,967
Depreciation and amortization	985,845	236,892	202,834
Total expenses	66,297,065	33,856,558	22,617,420
Other income (expense)
Interest income	13,031	17,575	34,235
Interest expense	(323,363)	(11,233)	(293)
Income from equity method investments	246,361	—	—
Other income, net	90,049	—	—
Total other income, net	26,078	6,342	33,942
Income before income tax benefit	36,935,074	39,771,822	32,060,135
Income tax benefit	(1,877,758)	—	—
Net income	38,812,832	39,771,822	32,060,135
Net income attributable to Predecessor	(26,728,957)	(39,771,822)	(32,060,135)
Net income attributable to non-controlling interests in Fifth Street Holdings L.P.	(11,555,298)	—	—
Net income attributable to Fifth Street Asset Management Inc.	$528,577	$—	$—

Net income per share attributable to Fifth Street Asset Management Inc. Class A common stock - Basic and Diluted (see Note 1)	$0.09
Weighted average shares of Class A common stock outstanding - Basic and Diluted from November 4, 2014 through December 31, 2014	6,000,033

 All revenues are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statement of Changes in Equity
For the Years Ended December 31, 2014, 2013 and 2012

	Members' Equity of Predecessor	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests in Fifth Street Holdings L.P.	Total Equity
		Shares	Amount	Shares	Amount

Balance, December 31, 2011	$10,145,399	—	$—	—	$—	$—	$—	$—	$10,145,399
Capital contributions	2,065,664	—	—	—	—	—	—	—	2,065,664
Amortization of equity-based compensation	130,504	—	—	—	—	—	—	—	130,504
Distributions	(29,924,755)	—	—	—	—	—	—	—	(29,924,755)
Net income	32,060,135	—	—	—	—	—	—	—	32,060,135
Balance, December 31, 2012	14,476,947	—	—	—	—	—	—	—	14,476,947
Capital contributions	6,147,257	—	—	—	—	—	—	—	6,147,257
Amortization of equity-based compensation	1,739,360	—	—	—	—	—	—	—	1,739,360
Distributions	(41,110,872)	—	—	—	—	—	—	—	(41,110,872)
Net income	39,771,822	—	—	—	—	—	—	—	39,771,822
Balance, December 31, 2013	21,024,514	—	—	—	—	—	—	—	21,024,514
Capital contributions	12,405,868	—	—	—	—	—	—	—	12,405,868
Amortization of equity-based compensation	1,487,646	—	—	—	—	—	—	—	1,487,646
Reclassification of distributions to former members	800,381	—	—	—	—	—	—	—	800,381
Purchase of former member interests	2,327,548	—	—	—	—	—	—	—	2,327,548
Distributions	(73,686,241)	—	—	—	—	—	—	—	(73,686,241)
Issuance of Class A common shares	—	33	—	—	—	1,000	—	—	1,000
Net income	44,440,902	—	—	—	—	—	—	—	44,440,902
Balance, November 4, 2014	8,800,618	33	—	—	—	1,000	—	—	8,801,618
Net loss from effects of Reorganization and IPO	(17,711,945)	—	—	—	—	—	—	—	(17,711,945)
Other adjustments related to Reorganization and IPO	15,248,145	—	—	—	—	—	—	—	15,248,145
Allocation of pre-IPO earnings	(6,336,818)	—	—	—	—	—	760,418	5,576,400	—
Balance, November 4, 2014. as adjusted	—	33	—	—	—	1,000	760,418	5,576,400	6,337,818
Issuance of Class A common shares in IPO	—	6,000,000	60,000	—	—	95,820,000	—	—	95,880,000
Issuance of Class B common shares	—	—	—	42,856,854	428,569	(428,569)	—	—	—
Purchase of Fifth Street Holdings L.P. limited partner interests	—	—	—	—	—	(95,880,000)	—	—	(95,880,000)
Amortization of equity-based compensation	—	—	—	—	—	984,344	—	—	984,344
Net tax benefit in connection with tax receivable agreements	—	—	—	—	—	8,359,984	—	—	8,359,984
IPO costs	—	—	—	—	—	(3,881,686)	—	—	(3,881,686)
Net income	—	—	—	—	—	—	528,577	11,555,298	12,083,875
Balance, December 31, 2014	$—	6,000,033	$60,000	42,856,854	$428,569	$4,975,073	$1,288,995	$17,131,698	$23,884,335

See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$38,812,832	$39,771,822	$32,060,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	752,144	207,794	202,834
Amortization of fractional interests in aircrafts	233,701	29,098	—
Amortization of deferred financing costs	83,888	—	—
Amortization of equity-based compensation	4,953,078	1,739,360	130,504
Compensation charges related to Reorganization and IPO	13,856,529	—	—
Losses on sale and disposal of assets	41,951	—	—
Lease termination charges	657,584	—	—
Income from equity method investments	(246,361)	—	—
Deferred taxes	(2,238,810)	—	—
Reclassification of distributions to former members	1,919,569	—	—
Fair value adjustment – due to former member	270,538	(89,057)	(311,723)
Deferred rent	1,281,288	23,971	46,245
Changes in operating assets and liabilities:
Management fees receivable	(5,452,024)	(18,631,509)	8,209,608
Performance fees receivable	(106,635)	—	—
Prepaid expenses	(1,007,980)	(20,950)	161,500
Due from affiliates	48,949	(1,397,005)	758,412
Other assets	—	(2,132,757)	(4,618)
Accounts payable and accrued expenses	909,639	835,138	98,580
Accrued compensation and benefits	10,557,513	(14,429)	(749,153)
Income taxes payable	361,052	—	—
Due to affiliates	(2,671,334)	339,809	941,939
Due to former member	(2,363,975)	(896,937)	(958,242)
Net cash provided by operating activities	60,653,136	19,764,348	40,586,021
Cash flows from investing activities
Purchases of fixed assets	(9,506,416)	(941,782)	(198,837)
Purchases of equity method investments	(3,956,813)	—	—
Distributions received from equity method investments	87,745	—	—
Purchase of fractional interest in aircraft	(1,763,674)	—	—
Net cash used in investing activities	(15,139,158)	(941,782)	(198,837)
Cash flows from financing activities
Proceeds from sale of Class A common shares	1,000	—	—
Proceeds from sale of Class A common shares in Initial Public Offering	95,880,000	—	—
Initial Public Offering costs paid	(3,741,134)	—	—
Purchase of limited partner interests in Fifth Street Holdings L.P.	(95,880,000)	—	—
Proceeds from loan payable	—	4,000,000	—
Borrowings under credit facility	12,000,000	—	—
Deferred financing costs paid	(2,516,652)	—	—
Capital contributions from members	2,222,560	447,640	2,065,664
Distributions to members	(54,257,472)	(35,411,255)	(29,924,755)
Net cash used in financing activities	(46,291,698)	(30,963,615)	(27,859,091)
Net increase (decrease) in cash and cash equivalents	(777,720)	(12,141,049)	12,528,093
Cash and cash equivalents, beginning of year	4,015,728	16,156,777	3,628,684
Cash and cash equivalents, end of year	$3,238,008	$4,015,728	$16,156,777

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$100,000	$11,233	$293
Non-cash investing activities:
Fixed asset purchases included in accounts payable	$139,671	$—	$—
Non-cash exchange of other assets	$(673,826)	$—	$—
Non-cash financing activities:
Due to Principal and Affiliates for distributions to former members of Predecessor	$9,123,108	$—	$—
Non-cash capital contribution by members	$10,183,308	$5,699,617	$—
Non-cash distribution to members	$(19,428,769)	$(5,699,617)	$—
Establishment of deferred tax assets related to tax receivable agreements	$(55,733,229)	$—	$—
Initial recording of amounts payable to related parties pursuant to tax receivable agreements	$47,373,245	$—	$—
IPO costs included in accounts payable	$140,552	$—	$—
Issuance of Class B common shares	$428,569	$—	$—

 All management and performance fees are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Note 1. Organization and Basis of Presentation
Fifth Street Asset Management Inc. ("FSAM"), together with its consolidated subsidiaries (collectively, the "Company"), is a leading alternative asset management firm headquartered in Greenwich, CT that provides asset management services to its investment funds, which, to date, consist primarily of Fifth Street Finance Corp. (formed on January 2, 2008, "FSC") and Fifth Street Senior Floating Rate Corp. (formed on May 22, 2013, "FSFR"), both publicly-traded business development companies regulated under the Investment Company Act of 1940 (together, the "BDCs"). The Company conducts substantially all of its operations through its consolidated subsidiary, Fifth Street Management LLC ("FSM").
The accompanying consolidated financial statements include (1) the results of the Company subsequent to the Reorganization as described below and (2) prior to the Reorganization, the financial results of Fifth Street Management Group (the "Predecessor") which includes affiliated entities either wholly or substantially owned and/or under the voting control of Leonard M. Tannenbaum. Historical financial results relating to the Predecessor are presented as net income attributable to Predecessor.
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
Reorganization
In anticipation of its initial public offering (the "IPO") that closed November 4, 2014, FSAM was incorporated in Delaware on May 8, 2014 as a holding company with its primary asset expected to be a limited partnership interest in Fifth Street Holdings L.P. ("Fifth Street Holdings"). Fifth Street Holdings was formed on June 27, 2014 by Leonard M. Tannenbaum and another member of FSM (the "Principals") as a Delaware limited partnership. Prior to the transactions described below, the Principals were the general partners and limited partners of Fifth Street Holdings. Fifth Street Holdings has a single class of limited partnership interests (the "Holdings LP Interests"). Immediately prior to the IPO:

•	The Principals contributed their general partnership interests in Fifth Street Holdings to FSAM in exchange for 100% of the FSAM's Class B common stock;

•	The members of FSM contributed 100% of their membership interests in FSM to Fifth Street Holdings in exchange for Holdings LP Interests; and

•
The members of FSCO GP LLC ("FSCO GP"), a Delaware limited liability company, formed on January 6, 2014 to serve as the general partner of Fifth Street Opportunities Fund, L.P. (''FSOF,'' formerly Fifth Street Credit Opportunities Fund, L.P.) contributed 100% of their membership interests in FSCO GP to Fifth Street Holdings in exchange for Holdings LP Interests.

As a result of the above transactions, FSAM became the general partner of Fifth Street Holdings, which was also organized to be a holding company for FSM and FSCO GP. As a holding company, FSAM conducts all of its operations through FSM and FSCO GP, wholly-owned subsidiaries of Fifth Street Holdings, including the provision of management services to FSC, FSFR and other affiliated private funds. Fifth Street Management Group is the Company's predecessor prior to the IPO.
In connection with the Reorganization, FSAM entered into the Exchange Agreement with the Fifth Street Holdings Limited Partners that granted each Fifth Street Holdings Limited Partner and certain permitted transferees the right, beginning two years after the closing of the IPO and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. As a result, each Fifth Street Holdings Limited Partner, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A common stock that can more readily be sold in the public markets.
These collective actions are referred to herein as the "Reorganization."

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Initial Public Offering
On November 4, 2014, FSAM issued 6,000,000 shares of Class A common stock in the IPO at a price of $17.00 per common share. The net proceeds totaled $95.9 million after deducting underwriting commissions of $6.1 million and before offering costs of approximately $3.9 million that were borne by FSAM. The net proceeds were used to purchase a 12.0% limited partnership interest in Fifth Street Holdings from its limited partners.
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
FSAM's purchase of Holdings LP Interests concurrent with its IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of FSAM's Class A common stock pursuant to the Exchange Agreement is expected to result in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to FSAM. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that FSAM would otherwise be required to pay in the future. FSAM has entered into a tax receivable agreement ("TRA") with certain limited partners of Fifth Street Holdings (the "TRA Recipients") that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that FSAM actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement.
In connection with the above transactions, the previous members of FSM agreed to allocate to the limited partners of Fifth Street Holdings and FSAM the Company's earnings (excluding the compensation charges related to the Reorganization) from October 1, 2014 through the date of the IPO.
Basis of Presentation
The Consolidated Financial Statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as set forth in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") and Regulation S-X. All significant intercompany transactions and balances have been eliminated in consolidation.
Prior to the completion of the IPO, the historical Consolidated Financial Statements consist of the combined results of Fifth Street Management Group which includes affiliated entities either wholly or substantially owned and/or under the voting control of Leonard M. Tannenbaum at the time of the Reorganization and IPO.  As such, FSAM's acquisition of its 12% membership interest in Fifth Street Holdings and related Reorganization have been accounted for as transactions among entities under common control, pursuant to ASC 805-50, and recorded on a historical cost basis.
After the completion of the IPO, FSAM is the general partner of Fifth Street Holdings and owns a 12.0% limited partnership interest in Fifth Street Holdings. Accordingly, Fifth Street Holdings and its wholly-owned subsidiaries (including FSM) will be consolidated in FSAM's financial statements. The Company has presented the Consolidated Statements of Income after giving effect to the Reorganization as of January 1, 2012, the first day of the earliest period presented in the consolidated financial statements. All amounts attributable to the Company's Predecessor are recorded as "Net income attributable to Predecessor" within the consolidated financial statements. Subsequent to November 4, 2014, 88.0% of the net income attributable to Fifth Street Holdings limited partnership interests are recorded as "net income attributable to non-controlling interests in Fifth Street Holdings."
On October 13, 2014, FSAM effectuated a 1-for-3 reverse stock split. All share information has been retroactively adjusted to reflect the reverse stock split.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Deconsolidation of Combined Funds
During the year ended December 31, 2014, the Company formed the following entities (collectively referred to as the “Combined Funds”) whose financial results were included in the Company’s combined financial statements in previous filings with the Securities and Exchange Commission:

•
FSCO GP, a Delaware limited liability company, formed on January 6, 2014 to serve as the general partner of Fifth Street Opportunities Fund, L.P. ("FSOF," formerly Fifth Street Credit Opportunities Fund, L.P.), which primarily invests in yield-oriented corporate credit assets and equities;

•
Fifth Street EIV, LLC ("Fifth Street EIV"), a Delaware limited liability company formed on February 7, 2014 to hold FSM's equity interest in Fifth Street Senior Loan Fund I, LLC ("SLF I"), which primarily invests in senior secured loans to middle-market companies; and

•
Fifth Street EIV II, LLC ("Fifth Street EIV II"), a Delaware limited liability company formed on July 10, 2014 to hold certain of the Company's employees' equity interests in Fifth Street Senior Loan Fund II, LLC ("SLF II"), which primarily invests in senior secured loans to middle-market companies.

Such Combined Funds were included in the financial statements based on the then existing consolidation guidance. In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"), as discussed in Note 2. The Company has elected to early adopt such guidance in these consolidated financial statements, which resulted in deconsolidation of the Combined Funds. The Company determined that these entities were variable interest entities and that the Company was not the primary beneficiary because under ASU 2015-02 the Company's fee arrangements are commensurate with the level of effort performed and include only customary terms do not represent variable interests. Also see Note 2 for the related disclosures for certain unconsolidated variable interest entities. There was no gain or loss recognized as a result of the deconsolidation of the Combined Funds. Although total assets and equity significantly decreased as a result of the Combined Funds' deconsolidation, it did not change net income or equity attributable to controlling interests in FSAM. The Company will continue to earn management and/or performance fees from these funds. See Note 14 for a presentation of the quarterly impacts related to the deconsolidation of the Combined Funds.
Revision of Statement of Cash Flows for the Year Ended December 31, 2013
The Company identified a revision to its previously issued 2013 combined financial statements resulting from the presentation of noncash capital contributions and noncash distributions to members of approximately $5,700,000 within cash flows from financing activities rather than as noncash financing activities. The revision to correct the presentation had no net effect on cash flows from financing activities or cash and cash equivalents.
The Company reviewed this item utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and determined that the impact was immaterial. The accompanying 2013 consolidated financial statements reflect the correction of this item.
Note 2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and entities in which it, directly or indirectly, is determined to have a controlling financial interest under ASC 810, as amended by ASU No. 2015-02. Under the variable interest model, the Company determines whether, if by design, an entity has equity investors who lack substantive participating or kick-out rights. If equity investors do not have such rights, the entity is considered a variable interest entity ("VIE") and must be consolidated by its primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity, would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment.
Under the consolidation guidance, the Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continually. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company and its affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

amendments to the governing documents of the respective investment funds could affect an entity's status as a VIE or the determination of the primary beneficiary. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.
For equity investments where the Company does not control the investee, and where it is not the primary beneficiary of a variable interest entity, but can exert significant influence over the financial and operating policies of the investee, the Company follows the equity method of accounting. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of its investees requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms and structure of the investment agreement, including investor voting or other rights, the terms of the Company's advisory agreement or other agreements with the investee, any influence the Company may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund’s operating documents and the relationship between the Company and other investors in the entity.
Consolidated Variable Interest Entities
FSAM is the sole general partner of Fifth Street Holdings and, as such, it operates and controls all of the business and affairs of Fifth Street Holdings and its wholly-owned subsidiaries, FSM and FSCO GP. Under ASC 810, Fifth Street Holdings meets the definition of a variable interest entity because the limited partners do not hold substantive kick-out or participating rights. Since FSAM has the obligation to absorb expected losses that could be significant to Fifth Street Holdings and holds 97.3% of the voting power, FSAM is considered to be the primary beneficiary of Fifth Street Holdings.
As a result, the Company consolidates the financial results of Fifth Street Holdings and its wholly-owned subsidiaries and records a non-controlling interest for the economic interest in Fifth Street Holdings held by the limited partners as a separate component of stockholders' equity in its Consolidated Statements of Financial Condition for the remaining economic interests in Fifth Street Holdings. The non-controlling interest in the income of Fifth Street Holdings is included in the Consolidated Statements of Income as a reduction of net income.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

As of December 31, 2014, the Company has recorded the following amounts in its Consolidated Statements of Financial Condition relating to Fifth Street Holdings:

Assets
Cash and cash equivalents	$3,236,830
Management fees receivable	26,861,787
Performance fees receivable	106,635
Prepaid expenses	1,150,013
Investments in equity method investees	4,115,429
Due from affiliates (1)	8,369,501
Fixed assets, net	10,274,263
Deferred tax assets	2,705,934
Deferred financing costs	2,432,764
Other assets	4,197,358
Total assets	$63,450,514

Liabilities
Accounts payable and accrued expenses	$2,830,053
Accrued compensation and benefits	11,095,548
Loan payable	4,000,000
Due to Principal	9,063,791
Credit facility payable	12,000,000
Due to affiliates (2)	747,505
Deferred rent liability	3,261,434
Total liabilities	42,998,331
Equity	20,452,183
Total liabilities and equity	$63,450,514
_____________
(1) The amounts due from affiliates include $4,569,959 that is eliminated in consolidation.
(2) The amounts due to affiliates include $684,724 that is eliminated in consolidation.
The liabilities recognized as a result of consolidating Fifth Street Holdings do not represent additional claims on FSAM’s general assets; rather, they represent claims against the specific assets of Fifth Street Holdings and its subsidiaries. Conversely, assets recognized as a result of consolidating Fifth Street Holdings do not represent additional assets that could be used to satisfy claims against FSAM's general assets.
Unconsolidated Variable Interest Entities
The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary as of December 31, 2014. The Company's interest in such entities generally is in the form of direct equity interests and fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. The Company's interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs as of December 31, 2014, including capital commitments, is $4,115,429.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions affecting amounts reported in the consolidated financial statements and accompanying notes. The most significant of these estimates are related to: (i) the valuation of equity-based compensation, (ii) the estimate of future taxable income, which impacts the carrying amount of the Company’s deferred income tax assets and (iii) the determination of net tax benefits in connection with the Company's tax receivable agreements. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

For the years ended December 31, 2014, 2013 and 2012, 100% of revenues and receivables were earned or derived from advisory or administrative services provided to the BDCs and other affiliated entities.
The Company is dependent on its chief executive officer, Leonard M. Tannenbaum, who also owns 91.2% of the voting interests in the Company through his Class B common stock shares. If for any reason the services of the Company's chief executive officer were to become unavailable, there could be a material adverse effect on the Company's operations, liquidity and profitability.
Fair Values of Financial Instruments
The carrying amounts of cash and cash equivalents, management and performance fees receivable from affiliates, prepaid expenses, due from/to affiliates, accounts payable and accrued expenses, accrued compensation and benefits and income taxes payable approximate fair value due to the immediate or short-term maturity of these financial instruments.
Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and cash equivalents with U.S. financial institutions and, at times, amounts may exceed federally insured limits. The Company monitors the credit standing of these financial institutions.
Investments in Equity Method Investees
Investments in equity method investees consists of the Company's interests in unconsolidated VIEs. Entities and investments over which the Company exercises significant influence but which do not meet the requirements for consolidation are accounted for using the equity method of accounting, whereby the Company records its share of the underlying income or losses of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Equity in losses of equity method investments is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.
The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. No impairment charges related to equity method investments were recorded during the years ended December 31, 2014, 2013 and 2012.
The primary equity method investment of the Company is an equity interest in SLF I, a senior loan fund which was previously consolidated.
Fixed Assets
Fixed assets consist of furniture, fixtures and equipment (including automobiles, computer hardware and software) and leasehold improvements, and are recorded at cost, less accumulated depreciation and amortization. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to eight years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is shorter, and ranges from five to 10 years. Routine expenditures for repairs and maintenance are charged to expense when incurred. Major betterments and improvements are capitalized. Upon retirement or disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statements of Income. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset's carrying value may not be fully recovered. During the years ended December 31, 2014, 2013 and 2012, there were no impairments recognized.
Deferred Financing Costs
Deferred financing costs consist of fees and expenses paid in connection with the closing of Fifth Street Holdings' credit facility and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the credit facility and are included in interest expense Company's Consolidated Statements of Income.
Deferred Rent
The Company recognizes rent expense on a straight-line basis over the expected lease term. Within the provisions of certain leases, there are free rent periods and escalations in payments over the base lease term. The effects of these items have been reflected in rent expense on a straight-line basis over the expected lease term. Landlord contributions and tenant

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

allowances are included in the straight-line calculations and are being deferred over the lease term and are reflected as a reduction in rent expense.
Revenue Recognition
The Company has three principal sources of revenues: management fees, performance fees and other fees. These revenues are derived from the Company's agreements with the funds it manages, primarily the BDCs. The advisory agreements on which revenues are based are generally renewable on an annual basis by the general partner or the board of directors of the respective funds.
Management Fees
Management fees are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value, net investment income, total assets or par value of the investment portfolios managed by the Company. All management fees are earned from affiliated funds of the Company. The contractual terms of management fees vary by fund structure and investment strategy and range from 0.40% to 2.00% for base management fees, which are asset or capital-based.
Management fees from affiliates also include quarterly incentive fees on the net investment income from the BDCs ("Part I Fees"). Part I Fees are generally equal to 20.0% of the BDCs' net investment income (before Part I Fees and performance fees payable based on capital gains), subject to fixed "hurdle rates" as defined in the respective investment advisory agreement. No fees are recognized until the BDCs' net investment income exceeds the respective hurdle rate, with a "catch-up" provision that serves to ensure the Company receives 20% of the BDCs' net investment income from the first dollar earned. Such fees are classified as management fees as they are paid quarterly, predictable and recurring in nature, not subject to repayment (or clawback) and cash settled each quarter. Management fees from affiliates are recognized as revenue in the period advisory services are rendered, subject to the Company's assessment of collectability.
Performance Fees
Performance fees are earned from the funds managed by the Company based on the performance of the respective funds. The contractual terms of performance fees vary by fund structure and investment strategy and are generally 15.0% to 20.0%.
The Company has elected to adopt Method 2 of ASC 605-20, Revenue Recognition for Revenue Based on a Formula. Under this method, the Company records revenue when it is entitled to performance-based fees, subject to certain hurdles or benchmarks. The performance fees for any period are based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund's income allocation provisions. The performance fees may be subject to reversal to the extent that the performance fees recorded exceed the amount due to the general partner or investment manager based on a fund's cumulative investment returns.
Performance fees related to the BDCs ("Part II Fees") are calculated and payable in arrears as of the end of each fiscal year of the BDCs and equal 20% of the BDCs' realized capital gains, if any, on a cumulative basis since inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
Other Fees
The Company also provides administrative services to the BDCs and private funds and the fees earned are reported within Revenues — Other fees. These fees generally represent the portion of compensation, overhead and other expenses incurred by the Company directly attributable to the funds, but may also be based on a fund's asset value. The Company selects the vendors, incurs the expenses, and is the primary obligor under the related arrangements. Such reimbursement is at cost with no profit to, or markup by, the Company. The Company is considered the principal under these arrangements and is required to record the expense and related reimbursement revenue on a gross basis. Other fees are recognized in the periods during which the related expenses are incurred and the reimbursements are contractually earned.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Compensation and Benefits
Compensation generally includes salaries, bonuses and equity-based compensation charges. Bonuses are accrued over the service period to which they relate. All payments made to the Predecessor's managing member since inception and all payments made to the Predecessor's equity members since December 1, 2012 (see Note 11) related to their granted or purchased interests are accounted for as distributions on the equity held by such members.
Equity-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.
        The Company recognizes expense related to equity-based compensation transactions in which it receives employee services in exchange for: (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments. Equity-based compensation expense represents expenses associated with the: (i) granting of Part I Fee-sharing arrangements prior to the Reorganization; (ii) conversion of and acceleration in vesting of interests in the Predecessor in connection with the Reorganization, and (iii) the granting of restricted stock units, options to purchase Class A common shares and stock appreciation rights granted in connection with the IPO.
Stock-based compensation expense recognized during the years ended December 31, 2014, 2013 and 2012 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of such change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in the period of the change in estimate.
The value of the portion of the award that is ultimately expected to vest on a straight-line basis over the requisite service period is included within compensation and benefits (except for grants to non-employees which are included in general, administrative and other expenses) in the Company’s Consolidated Statements of Income.
The Company records deferred tax assets or liabilities for equity compensation plan awards based on deductions for income tax purposes of stock-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company is expected to receive a tax deduction. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax returns are recorded as adjustments to additional paid-in capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces the pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase the income tax expense.
Reimbursable Expenses
In the normal course of business, the Company pays certain expenses on behalf of the BDCs, primarily for professional travel and other costs associated with particular portfolio company holdings of the BDCs, for which it is reimbursed. Such expenses are not an obligation of the Company and are recorded as due from affiliates at the time of disbursement (see Note 10).
Fund Offering and Start-up Expenses
In certain instances, the Company may bear offering costs related to capital raising activities of the BDCs, including underwriting commissions, which are expensed as incurred. In addition, the Company expenses all costs associated with starting new investment funds. Included in the Consolidated Statement of Income for the year ended December 31, 2014, is approximately $822,000 of expenses associated with a follow-on equity offering of FSC. Included in the Consolidated Statement of Income for the year ended December 31, 2013 is approximately $5,700,000 of expenses associated with the initial public offering of FSFR.
Income Taxes
Prior to the completion of the IPO, substantially all of the Company's earnings flowed through to the former members of FSM without being subject to entity level income taxes. Accordingly, no provision for income taxes has been recorded in the consolidated financial statements prior to the IPO.
Fifth Street Holdings complies with the requirements of the Internal Revenue Code that are applicable to limited partnerships, which allow for the complete pass-through of taxable income or losses to Fifth Street Holdings limited partners, including FSAM, who are individually responsible for any federal tax consequences. Subsequent to the IPO, the tax provision includes the federal

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

income tax obligation related to FSAM's allocated portion of Fifth Street Holdings' income. Fifth Street Holdings is subject to certain state and local taxes.
The Company accounts for income taxes under the asset and liability method prescribed by ASC 740, "Income Taxes." As a result of the Company's acquisition of limited partnership interests in Fifth Street Holdings, the Company expects to benefit from amortization and other tax deductions reflecting the step-up in tax basis in the acquired assets. Those deductions will be used by the Company and will be taken into account in determining the Company's taxable income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset and changes in applicable tax laws and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s Consolidated Statements of Income. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The Company recognizes interest and penalties associated with tax matters such as franchise tax liabilities, if applicable, as general and administrative and other expenses.
Class A Earnings per Share
The Company computes basic earnings per share attributable to FSAM’s Class A common stockholders by dividing income attributable to FSAM by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution beyond shares for basic earnings per share that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in the Company's earnings. Potentially dilutive securities include outstanding options to acquire Class A common shares, unvested restricted stock units and Fifth Street Holdings limited partnership interests which are exchangeable for Class A common shares. The dilutive effect of stock options and restricted stock units is reflected in diluted earnings per Class A common share by application of the treasury stock method.
       Under the treasury stock method, if the average market price of a Class A common share increases above the option's exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be used to acquire outstanding Class A common shares. The dilutive effect of awards is directly correlated with the fair value of the Class A common shares. However, the awards may be anti-dilutive when the market price of the underlying shares exceeds the option's exercise price. This result is possible because the compensation expense attributed to future services but not yet recognized is included as a component of the assumed proceeds upon exercise.
Reclassifications
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.  Such amounts did not impact results of operations, cash flows or earnings per share.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early application is not permitted. The

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and its ongoing financial reporting.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the requisite service period, which clarifies the recognition of stock-based compensation over the required service period, if it is probable that the performance condition will be achieved. This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied prospectively. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and its ongoing financial reporting.
In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity ("CFE"). This new guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE's financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825 to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods therein. Early adoption is permitted using a modified retrospective transition approach as described in the pronouncement. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and its ongoing financial reporting.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate, at each annual and interim reporting period, the company's ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2016 and is not expected to have a material effect on the consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs. Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership under the voting interest model, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. The Company has elected to early adopt such guidance in these consolidated financial statements which resulted in deconsolidation of the Combined Funds. Although total assets and equity significantly decreased as a result of the Combined Funds' deconsolidation, it did not change net income or equity attributable to controlling interests in FSAM.
Note 3. Fair Value Measurements
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
Assets and liabilities recorded at fair value in the Company's consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

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

The Company did not have any financial instruments carried at fair value as of December 31, 2014.
The following table presents the financial instruments carried at fair value as of December 31, 2013, by caption on the Company's Consolidated Statement of Financial Condition for each of the levels of hierarchy established by ASC 820:

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
The following tables provide a roll-forward of the changes in fair value of assets and liabilities for which the Company determines fair value using unobservable (Level 3) factors for the three months ended December 31, 2014:

	Due to Former Members
	December 31, 2014	December 31, 2013
Fair value at beginning of period	$2,093,437	$3,079,431
Current period additions	1,799,423	—
Current period payments	(4,163,398)	(896,937)
Fair value adjustments	270,538	(89,057)
Fair value at end of period	$—	$2,093,437
Significant Unobservable Inputs for Level 3 Financial Instruments
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
Under the discounted cash flow approach the significant unobservable inputs are the Part I Fee estimated future payments. Significant increases or decreases in this input in isolation may result in a significantly higher or lower fair value measurement, respectively. The discount rate is fixed by contract and not subject to change.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Financial Instruments Disclosed, But Not Carried At Fair Value
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2014 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Investments in equity method investees	$4,115,429	$4,115,429	$—	$—	$4,115,429
Loan payable	4,000,000	4,049,110	—	—	4,049,110
Credit facility payable	12,000,000	12,000,000	—	—	12,000,000
Notes payable included in Due to Principal	5,564,451	5,564,451	—	—	5,564,451
Payables to related parties pursuant to tax receivable agreements	47,373,245	42,352,014	—	—	42,352,014
Total	$73,053,125	$68,081,004	$—	$—	$68,081,004
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2013 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Loan payable	$4,000,000	$4,000,000	$—	$—	$4,000,000
The carrying values of the Company's investments in equity method investees approximates fair value as the investees' assets are carried at fair value. The Company utilizes a bond yield approach to estimate the fair value of its loan payable, which is included in Level 3 of the hierarchy. Under the bond yield approach, the Company uses its incremental borrowing rate to determine the present value of the future cash flows streams related to the liability.
The carrying values of the credit facility payable and the notes payable included in Due to Principal approximate their fair value and are included in Level 3 of the hierarchy.
The Company utilizes a discounted cash flow approach to estimate the fair value of its payables to related parties pursuant to tax receivable agreements, which is included in Level 3 of the hierarchy. Under the discounted cash flow approach, the Company estimates the present value of estimated future tax benefits pursuant to the tax receivable agreement discounted using a market interest rate.
Note 4. Due from Affiliates
In connection with administration agreements that are in place (see Note 10), the Company provides certain administrative services for the BDCs and private funds, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities.  For providing these services, facilities and personnel, the BDCs and private funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreements.
Also, in the normal course of business, the Company pays certain expenses on behalf of the BDCs, primarily for travel and other costs associated with particular portfolio company holdings of the BDCs, for which it is reimbursed.  Such expenses are not obligations of the Company and are recorded as due from affiliates at the time of disbursement (see Note 10).  Also included in due from affiliates at December 31, 2013 was $1,760,000 from the landlord of the Company's corporate headquarters.  Such amount was received in June 2014.
Note 5. Fixed Assets
Fixed assets consist of the following:

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

	December 31, 2014	December 31, 2013
Furniture, fixtures and equipment	$3,563,172	$1,568,550
Leasehold improvements	7,864,805	111,779
Construction in progress	—	698,568
Fixed assets, cost	11,427,977	2,378,897
Less: accumulated depreciation and amortization	(1,153,714)	(942,216)
Fixed assets, net book value	$10,274,263	$1,436,681
Construction in progress relates to the Company's new corporate headquarters located in Greenwich, CT which was completed in July 2014, at which time the Company took possession of the premises. In connection with the related lease, the landlord (a related party — see Note 10) contributed $1,760,000 towards the construction, which totaled approximately $7,700,000.
Depreciation and amortization expense related to fixed assets for the years ended December 31, 2014, 2013 and 2012 was $752,144, $207,794 and $202,834, respectively.
Note 6. Other Assets
Other assets consist of the following:

	December 31, 2014	December 31, 2013
Security deposits	$453,375	$953,375
Fractional interests in aircrafts (a)	3,585,283	1,540,900
Other	158,700	158,700
	$4,197,358	$2,652,975
__________________

(a)
In November 2013, the Company entered into an agreement that entitled it to the use of a corporate aircraft for five years. The amount paid, less the estimated trade-in value, is being amortized on a straight-line basis over the expected five-year term of the agreement. In December 2014, the Company sold half of this interest for total consideration of $673,826 and recorded a gain on disposal of $14,410. In connection with the sale, the Company entered into an agreement for a second corporate aircraft for five years. Amortization expense for the years ended December 31, 2014 and 2013 was $233,701 and $29,098, respectively.

Note 7. Due to Former Members
On November 5, 2010, the Company entered into a separation agreement with a member that provided for (i) the repurchase of the member's pro rata share of Part I Fees based on a formula, as defined in the agreement, over a five year period ending on September 30, 2015, and (ii) upon the closing of a sale transaction of the Company, the allocation by the managing member to the former member of any proceeds from the sale up to a maximum of $6,000,000. Accordingly, the Company recorded a liability for the present value of the expected future payments of the member's pro rata share of Part I Fees as of the date of the agreement and adjusted this liability to fair value at each reporting date. Included in compensation expense for the years ended December 31, 2014, 2013 and 2012 were fair value adjustments related to this liability that increased (decreased) compensation expense in the amounts of $270,358, $(89,057) and $(311,723), respectively. As of December 31, 2014, all amounts due to this former member have been paid. Amounts due to this former member totaled $2,093,437 at December 31, 2013.
In addition, the Company recognized compensation expense in the amount of $144,000 upon the closing of the IPO representing the fair value of the former member's vested equity-based awards. The amount of $5,856,000 paid to the former member in excess of fair value of the award was accounted for as a distribution with a corresponding offset to members' equity.
On May 17, 2014, the Company entered into a separation agreement with a member that provided for (i) the repurchase of the member's pro rata share of Part I Fees for $1,713,802, and (ii) upon the closing of a sale transaction of the Company, the allocation by the managing member to the former member of a portion of net proceeds from the sale. In connection with the agreement to repurchase the former member's interest, the Company recognized compensation expense in the amount of $2,599,803, representing the amount paid and the reclassification of amounts previously recorded as distributions since December 1, 2012, as the award was forfeited prior to vesting. In addition, the Company recognized compensation expense in the amount of approximately $2,327,548 in connection with the reallocation to the managing member of the former member's

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

forfeited interest. Such amount represents the fair value of the interest in the amount of $4,035,926, as determined by an independent third party appraisal, net of the cash paid.
Note 8. Debt
Loan Payable
On October 7, 2013, the Company borrowed $4,000,000 from the Department of Economic and Community Development (the "DECD") of the State of Connecticut. Proceeds from the loan were utilized to partially fund the build-out costs of the Company's new headquarters in Greenwich, CT. The loan bears interest at a fixed rate of 2.5% per annum, matures on November 21, 2023 and requires interest-only payments through November 1, 2017, at which point monthly payments of principal and interest are required until maturity or such time that the loan is repaid in full. As security for the loan, the Company has granted the State of Connecticut a blanket interest in the Company's personal property, subject only to prior security interests permitted by the State of Connecticut. For the years ended December 31, 2014 and 2013, interest expense related to this loan in the amounts of $100,000 and $11,233 are included in interest and other income (expense) in the Consolidated Statements of Income.
Outstanding principal amounts related to this loan maturing over the next five years are as follows:

2015	$—
2016	—
2017	51,551
2018	627,050
2019	642,908
Under the terms of the agreement, the Company may be eligible for forgiveness of up to $3,000,000 of the principal amount of the loan based on certain job creation milestones, as mutually agreed to by the Company and the DECD. If the Company is unable to meet these job creation milestones within the allotted timeframe, the DECD may impose a penalty upon the Company in an amount equal to $78,125 per job below the required amount. To date, no penalties have been assessed by the DECD.
In addition, as part of the agreement with the DECD, the Company is eligible to receive up to $500,000 to fund a job training program that is jointly developed based on the Company's training needs, as well as up to $500,000 for the installation of a fuel cell, wind or solar powered energy system at the Company's Connecticut headquarters. The Company applied for and received both grants as of December 31, 2014.
Credit Facility
On November 4, 2014, Fifth Street Holdings entered into an unsecured revolving credit facility which matures on November 4, 2019 with certain lenders party thereto from time to time and Sumitomo Mitsui Banking Corporation, as administrative agent and joint lead arranger, and Morgan Stanley Senior Funding, Inc., as syndication agent and joint lead arranger. The revolving credit facility provides for $176 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the revolving credit facility accrue interest at an annual rate of LIBOR plus 2.00% per annum and the unused commitment fee under the facility is 0.30% per annum. The revolving credit facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. The revolving credit facility has a term of five years. As of December 31, 2014, the Company had $12,000,000 of borrowings outstanding under the credit facility which had a fair value of $12,000,000.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

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
Future minimum lease payments for operating leases with original or remaining non-cancelable lease terms in excess of one year as of December 31, 2014 are as follows:

For the year ended December 31,
2015	$3,007,716
2016	2,242,874
2017	2,212,135
2018	2,260,129
2019	2,167,000
Thereafter	10,890,000
$22,779,854

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $3,963,909, $1,093,947 and $956,615, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income.
In July 2014, the Company terminated the operating lease for its White Plains, NY office. Under the terms of the agreement with the landlord, the Company paid an early termination fee of $616,852 and is obligated to pay rent through November 30, 2015. Accordingly, the Company has recognized an additional expense in the amount of $460,658 representing the fair value of the remaining lease obligation.
In August 2014, the Company sublet its former office in Greenwich, CT. In connection therewith, the Company has recognized an expense in the amount of $196,926 representing the fair value of the remaining lease obligation.
Guarantee
On August 1, 2013, two subsidiaries of the Company entered into an agreement whereby they guaranteed a commercial mortgage loan in the amount of $26,000,000 issued by a financial institution to an entity owned by the managing member. This guarantee was terminated on September 24, 2014.
401(k) Plan
The Company sponsors a 401(k) plan under which all full time employees are eligible to participate after three months of service. Employees may contribute a portion of their eligible compensation subject to certain limits based on Federal tax laws. The Company makes matching contributions based on the amount of each employee's eligible compensation contributed to the plan, subject to plan and legal limits. Employees begin to vest in the matching contributions after two years of employment and become fully vested in the matching contributions after six years of employment. Included in compensation and benefits in the accompanying Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 are Company matching contributions in the amounts of $589,660, $268,854 and $166,553, respectively.
Capital Commitments
As of December 31, 2014, the Company does not have any unfunded capital commitments.
Litigation
From time to time, the Company may be involved in litigation and claims incidental to the conduct of the Company's business. The Company may also be subject, from time to time, to reviews, inquiries and investigations by regulatory agencies that have regulatory authority over the Company's business activities. The Company is currently not subject to any pending judicial, administrative or arbitration proceedings that are expected to have a material impact on the Company's consolidated results of operations or financial condition.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Note 10. Related Party Transactions
Due to Principal
On October 29, 2014, the Company issued notes payable to a Principal in the amount of $5,564,451 representing an initial estimate of the undistributed earnings of the Predecessor as of the IPO. Such notes bear interest at 1.0% per annum and are due no later than June 30, 2015. As of December 31, 2014, the Company has accrued an additional $3,499,341 representing the finalization of the amount of undistributed earnings of the Predecessor to the Principal as of the IPO.
Payments Pursuant to Tax Receivable Agreements
As of December 31, 2014, the Company recorded a liability of $47,373,245, representing the payments due to the TRA Recipients under the TRA.
Within the next 12 month period, the Company expects to pay $343,621 of the total amount of the estimated TRA liability. To determine the current amount of the payments due to the TRA Recipients, the Company estimated the amount of taxable income that FSAM generated from October 1, 2014 through December 31, 2014. Next, the Company estimated the amount of the specified deductions subject to the TRA which are expected to be realized by FSAM in its 2014 tax return. This amount was then used as a basis for determining the Company's increase in estimated tax cash savings as a result of such deductions on which a current TRA obligation became due (i.e. payable within 12 months of the Company's year-end). These calculations are performed pursuant to the terms of the TRAs.
Payments are anticipated to be made under the TRAs indefinitely, and are due within 45 calendar days after the date FSAM files its federal income tax return. The payments are to be made in accordance with the terms of the TRAs. The timing of the payments is subject to certain contingencies including the Company having sufficient taxable income to utilize all of the tax benefits defined in the TRAs.
Obligations pursuant to the TRAs are obligations of FSAM. They do not impact the non-controlling interests in Fifth Street Holdings. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes. In general, items of income, gain, loss and deduction are allocated on the basis of the limited partners' ownership interests pursuant to the Fifth Street Holdings limited partnership agreement after taking into consideration all relevant sections of the Internal Revenue Code.
Other Related Party Transactions
All of the Company's revenue is earned from its affiliates, including management fees, performance fees and other fees.
For the years ended December 31, 2014, 2013 and 2012, the Company earned $94,838,783, $68,308,323 and $49,520,198, respectively, in management fees relating to services provided to the BDCs. As of December 31, 2014 and 2013, management fees receivable in the amounts of $26,508,013 and $21,409,763, are due from the BDCs. For the years ended December 31, 2014 and December 31, 2013, the Company voluntarily waived $952,945 and $2,321,986 of management fees to the BDCs, respectively. For the year ended December 31, 2012, there were no management fees waived by the Company.
Performance fees earned for the year ended December 31, 2014 totaled $106,635. No performance fees were earned during the years ended December 31, 2013 and 2012.
The Company also has entered into administration agreements under which the Company provides administrative services for the BDCs and private funds ("Fifth Street Funds"), including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, the Company also performs or oversees the performance of the BDCs' required administrative services, which includes being responsible for the financial records which the BDCs are required to maintain and preparing reports to the BDCs' stockholders and reports filed with the Securities and Exchange Commission. In addition, the Company assists each of the BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to the each of the BDC's stockholders, and generally overseeing the payment of each Fifth Street Fund's expenses and the performance of administrative and professional services rendered to the funds. For providing these services, facilities and personnel, the Fifth Street Funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, the Company. Included in Revenues — other fees in the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 were $7,674,019, $5,204,820 and $4,636,865, respectively, related to amounts charged for the above services provided to the Fifth Street Funds. The Company may also provide, on the BDCs' behalf, managerial assistance to such BDC's portfolio

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

companies. Each of the administration agreements may be terminated by either the Company or the BDC without penalty upon 60 days' written notice to the other party.
Receivables for reimbursable expenses are included within due from affiliates and totaled $3,723,160 and $2,060,367 at December 31, 2014 and December 31, 2013, respectively.
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
The Company's fractional interests in corporate aircrafts are used primarily for business purposes. Occasionally, certain of the members have used the aircraft for personal use. The Company charges these members for such personal use based on market rates. Such charges were not material for the years ended December 31, 2014, 2013 and 2012.
Included in due to affiliates at December 31, 2013 is $2,542,333 related to cash held by the Company in connection with a liability of an affiliated fund. Such amount was returned to the affiliate in June 2014. Also included in due to affiliates at December 31, 2013 was $129,001 related to purchased interests of non-equity members of FSM (see Note 11).
As of December 31, 2014 and 2013 amounts due to and from affiliates were comprised of the following:

	December 31, 2014	December 31, 2013
Management fees receivable:
Base management fees receivable - BDCs	$15,200,933	$12,355,341
Part I Fees receivable - BDCs	11,307,080	9,054,422
Collateral management fees receivable - SLF I and SLF II	351,274	—
Management fees receivable - FSOF	2,500	—
	$26,861,787	$21,409,763

Performance fees receivable:
Performance fees receivable - FSOF	$106,635	$—
	$106,635	$—

Due from affiliates:
Reimbursed expenses due from the BDCs	$3,596,975	$2,060,367
Reimbursed expenses due from private funds	126,185	—
Due from members for personal use of corporate aircraft	—	11,359
Due from employees	59,489	14,672
Due from landlord for construction costs	—	1,760,000
Other amounts due from affiliated entities	16,893	2,093
	$3,799,542	$3,848,491

Due to affiliates:
Distribution payable to former members of Predecessor	$59,316	$—
SARs liability	3,465	—
Cash held on behalf of Fifth Street Mezzanine Partners II, L.P.	—	2,542,333
Due to non-equity members for purchase of interests	—	129,001
	$62,781	$2,671,334

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Note 11. Equity and Equity Based Compensation
FSAM Ownership Structure
Subsequent to the Reorganization and IPO as described in Note 1, FSAM has two classes of common stock, Class A common stock and Class B common stock, which are described as follows:
Class A common stock
Holders of shares of Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Additionally, holders of shares of Class A common stock are entitled to receive dividends when and if declared by the Board of Directors, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.
Upon dissolution, liquidation or the sale of all or substantially all of the Company's assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock would be entitled to receive the Company's remaining assets available for distribution on pro rata basis.
Holders of shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.
Class B common stock
Holders of Class B common stock are entitled to five votes for each share held of record on all matters submitted to a vote of stockholders. Shares of Class B common stock have voting but no economic rights and were issued in equal proportion to the number of Holdings LP Interests issued in the Reorganization to the Principals.
Holders of Class B common stock will not have any right to receive dividends (other than dividends consisting of shares of Class B common stock or in rights, options, warrants or other securities convertible or exercisable into or exchangeable for shares of Class B common stock paid proportionally with respect to each outstanding share of Class B common stock) or to receive a distribution upon the dissolution, liquidation or sale of all or substantially all of the Company's assets with respect to their Class B common stock other than the par value of the Class B common stock held.
FSAM's amended and restated certificate of incorporation does not provide for any restrictions on transfer of shares of Class B common stock, however, in the event that an outstanding share of Class B common stock ceases to be held by a holder of a corresponding Holdings LP Interest, such share shall automatically be retired and cancelled. In addition, when a Holdings LP Interest is exchanged for a share of Class A common stock by a Principal, the corresponding share of Class B common stock will be retired and cancelled.
Allocation of pre-IPO Earnings
In connection with the IPO, the previous members of FSM agreed to allocate to the limited partners of Fifth Street Holdings, including FSAM, the Company's earnings (excluding the compensation charges related to the Reorganization) from October 1, 2014 through the date of the IPO.
Dividends
As of December 31, 2014, FSAM had not paid nor declared any dividends. On January 15, 2015, the Company's Board of Directors declared an initial quarterly dividend of $0.30 per share on its Class A common stock. The declared dividend will be payable on April 15, 2015 to stockholders of record at the close of business on March 31, 2015.
Equity-based Compensation
Prior to the Reorganization, the Company historically had fee sharing arrangements whereby certain employees or members were granted interests to a share of Part I Fees. Upon consummation of the Reorganization such interests were exchanged for Holdings LP Interests. In addition, upon consummation of the IPO, the Company granted certain equity instruments to Holdings limited partners, employees and directors.
Part I Fees
Prior to December 1, 2012, interests in the Company's Part I Fees that were granted and/or sold to members (other than the managing member) were accounted for as liabilities using the intrinsic-value method as these interests are subject to repurchase in the event of the member's termination of employment, at a formula-based price (as defined in the then existing operating agreement) determined by the member's pro rata share of Part I Fees. In addition, the redemption amounts were exclusive of any accumulated undistributed earnings associated with the member's interests, which were also required to be paid to a former

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

member. Accordingly, payments to these members from January 1, 2012 through December 1, 2012 in the amount of $2,811,576 were accounted for as compensation expense in the Consolidated Statement of Income for the year ended December 31, 2012.
Effective December 1, 2012, the operating agreement was amended to include a retirement eligibility vesting clause for then existing members (“equity members”). Members admitted after December 1, 2012, were considered non-equity members as their interests did include the retirement eligibility clause and were accounted for as liabilities using the intrinsic-value method consistent with the above. The amounts paid by the equity members prior to December 1, 2012 for these interests, totaling $2,065,664, which had been accounted for as a liability, were reclassified to members' equity with payments subsequent to December 1, 2012 being accounted for as distributions from equity. The fair value of these awards at that date in the amount of $15,187,787, net of cash paid for the awards, as determined by an independent third party appraisal, was amortized on a straight-line basis over the period to retirement eligibility. Included in compensation expense for the years ended December 31, 2014, 2013 and 2012 was $3,965,269, $1,739,360 and $130,504, respectively, of amortization relating to these equity-classified awards.
During the period from January 1, 2012 through November 4, 2014, the following transactions were consummated with respect to Part I Fees:

•
On January 3, 2012, the then managing member sold a portion of his Part I Fee to three employees for $308,910. Such transactions occurred prior to the addition of the retirement eligibility clause and, accordingly, were accounted for as a liability with a corresponding distribution to the managing member. Effective December 1, 2012, these employees became equity members and the amounts paid for their interests were reclassified to members' equity. Accordingly, distributions in the amount of $144,808 for the period from January 1, 2012 through December 1, 2012 are included in compensation expense.

•
On March 1, 2012, the managing member sold a portion of his Part I Fee to an employee for $374,034. Such transaction occurred prior to the addition of the retirement eligibility clause and, accordingly, was accounted for as a liability with a corresponding distribution to the managing member. Effective December 1, 2012, this employee became an equity member and the amount paid for the interest was reclassified to members' equity. Accordingly, distributions in the amount of $54,285 for the period from January 1, 2012 through December 1, 2012 are included in compensation expense.

•
On January 1, 2013, the managing member sold a portion of his Part I Fee to an employee for $82,141. Such interest did not include the retirement eligibility clause and was accounted for as a liability as discussed above and the employee was then considered a "non-equity member." The amount paid by the non-equity member, which was refundable upon termination of employment after completing six years of service, was included in due to affiliates with a corresponding distribution to the managing member. On April 1, 2013, the managing member granted an additional Part I Fee to this same non-equity member. Such interest did not include the retirement eligibility clause and was accounted for as a liability as discussed above. Accordingly, distributions for the years ended December 31, 2014 and 2013 in the amounts of $68,721 and $52,569, respectively, are included in compensation expense.

•
On April 1, 2013, the managing member granted a Part I Fee to an employee. Such interest did not include the retirement eligibility clause and was accounted for as a liability as discussed above and the employee was considered a non-equity member. Accordingly, distributions for the years ended December 31, 2014 and 2013 in the amounts of $103,423 and $59,959, respectively, are included in compensation expense.

•
On April 1, 2013, the managing member granted additional Part I Fees to two equity members. As the interests include the retirement eligibility clause, they were accounted for as equity awards. The fair value of the awards at that date in the amount of $184,213, net of cash paid for the awards, as determined by an independent third party appraisal, was amortized on a straight-line basis over the period to retirement eligibility. Included in compensation expense for the years ended December 31, 2014 and 2013 is $9,931 and $11,917, respectively, of amortization relating to these equity-classified awards.

•
On July 17, 2013, the Company sold additional Part I Fees to seven equity members for a total of $505,597. As the interests included the retirement eligibility clause, they were accounted for as equity awards. The fair value of the awards at that date in the amount of $3,639,150 (net of subsequent forfeitures in the amount of $325,587), net of cash paid for the awards, as determined by an independent third party appraisal, was amortized on a straight-line basis over the period to retirement eligibility. Included in compensation expense for the years ended December 31, 2014 and 2013 is $323,107 and $161,401, respectively, of amortization relating to these equity-classified awards.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

•
On July 17, 2013, the Company sold additional Part I Fees to two non-equity members and two employees for a total of $46,860. Such interests did not include the retirement eligibility clause and was accounted for as liabilities as discussed above. Accordingly, distributions for the years ended December 31, 2014 and 2013 in the amounts of $48,779 and $154,813, respectively, are included in compensation expense.

•
On December 31, 2013, the then managing member sold a portion of his Part I Fees to an equity member for $350,000. As the interest included the retirement eligibility clause, it was accounted for as an equity award. The amount paid was accounted for as a capital contribution with a corresponding distribution to the managing member. The fair value of the award at that date, net of cash paid for the award, in the amount of $40,726, as determined by an independent appraisal, was amortized on a straight-line basis over the period to retirement eligibility which is expected to be approximately 12 years.

•
On December 31, 2013, the managing member and another member sold a portion of their Part I Fees to an equity member for $56,800. As the interest includes the retirement eligibility clause, it has been accounted for as an equity award. The amount paid by the equity member has been accounted for as a capital contribution with corresponding distributions to the managing member and the equity member. The fair value of the award at that date in the amount of $735,800, net of cash paid for the award, as determined by an independent third party appraisal, is being amortized on a straight-line basis over the period to retirement eligibility which is expected to be approximately 12 years. Included in compensation expense for the year ended December 31, 2014 is $55,403 of amortization relating to these equity-classified awards.

•
On January 1, 2014, the members, on a pro rata basis, sold a portion of their Part I Fees to an employee for $14,129. Such interest did not include the retirement eligibility clause and was accounted for as a liability as discussed above. Accordingly, distributions for the year ended December 31, 2014 in the amount of $8,391, are included in compensation expense.

Conversion and Vesting of Member Interests in Predecessor
On November 4, 2014, in connection with the Reorganization, existing interests held by the members of the Predecessor (Part I fee-sharing arrangements discussed above) were exchanged for Holdings LP Interests. As part of this exchange, one of the members' Holdings LP Interests became immediately vested and expensed in full and the other members' vesting was modified and their Holdings LP Interests now vest over a period of eight years from the IPO. There was no change in the fair value of these converted interests as a result of the modification in vesting. As a result, the Company recognized a compensation charge in the amount of $14,975,717 related to the modification of these awards in the year ended December 31, 2014.
The following table summarizes activity for the years ended December 31, 2014, 2013 and 2012 with respect to the Company's equity classified awards:

Balance at December 31, 2011	$—
Fair value of granted and purchased interests	17,253,451
Reclassification from liability-based awards	(2,065,664)
Amortization of granted and purchased interests	(130,504)
Balance at December 31, 2012	15,057,283
Fair value of granted and purchased interests	5,925,572
Cash received for purchased interests	(1,000,097)
Amortization of granted and purchased interests	(1,739,360)
Balance at December 31, 2013	18,243,398
Fair value of purchased interest	4,035,926
Cash received for purchased interest	(1,708,378)
Amortization of granted and purchased interests	(3,965,269)
Balance at November 4, 2014	16,605,677
Impact of conversion and change in vesting of member interests in Predecessor	(8,391,490)
Amortization of Holdings LP Interests	(171,129)
Balance at December 31, 2014	$8,043,058

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Included in compensation expense for the years ended December 31, 2014, 2013 and 2012 was $1,808,850, $1,739,360 and $130,504, respectively, of amortization relating to the above equity-classified awards.
As of December 31, 2014, unrecognized compensation cost in the amount of $8,043,058 relating to these equity-based awards is expected to be recognized over a period of approximately 7.83 years.
The following table summarizes activity for the year ended December 31, 2014, 2013 and 2012 with respect to the Company's liability classified awards:

Balance at December 31, 2011	$1,382,720
Cash received for purchased interests	682,944
Compensation expense	2,729,961
Payment of liabilities	(2,729,961)
Reclassification to equity-based awards	(2,065,664)
Balance at December 31, 2012	—
Cash received for purchased interests	129,001
Compensation expense	123,019
Payment of liabilities	(123,019)
Balance at December 31, 2013	129,001
Cash received for purchased interests	14,129
Compensation expense	228,140
Payment of liabilities	(228,140)
Impact of conversion of member interests in Predecessor	(143,130)
Issuance of stock appreciation rights - see below	3,465
Balance at December 31, 2014	$3,465
Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan
In connection with the IPO, FSAM's Board of Directors adopted the 2014 Omnibus Incentive Plan pursuant to which the Company granted options to acquire 5,658,970 Class A common shares, 1,174,748 restricted stock units to be settled in Class A common shares and 90,500 stock appreciation rights to be settled in cash.
Equity-based compensation expense, net of assumed forfeitures is included in the following table:

Year Ended December 31, 2014
Restricted stock units to be settled in Class A common stock	$429,626
Options to acquire shares of Class A common stock	383,589
Stock appreciation rights to be settled in cash	3,465
Total	$816,680
Restricted Stock Units
Each restricted stock unit represents an unfunded, unsecured right of the holder to receive a Class A common share on the vesting dates. The restricted stock units will not vest for three years and subsequently vest at a rate of one-third per year on the fourth, fifth and sixth anniversary of the grant date. These awards will become saleable at a rate of one-quarter (¼) per year, beginning on the sixth, seventh, eighth and ninth anniversary of the grant date. Upon vesting, shares of Class A common stock will be delivered to the participant.
Additionally, if the Company pays dividends on its outstanding shares of Class A common stock, the holder of the restricted stock units will be credited with dividend equivalents.  For stock dividends, the dividend equivalents will be in the form of additional restricted stock units. For cash dividends, the dividend equivalents will be in the form of cash (without interest or earnings).  Dividend equivalents are subject to the same terms and conditions as the original restricted stock unit award, and are not paid until the vesting and settlement of the underlying shares of Class A common stock to which such dividend equivalents relate.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

The following table presents unvested restricted stock units' activity during the period from November 4, 2014 through December 31, 2014:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - November 4, 2014	—	$—
Granted - IPO	1,174,748	17.00
Granted - Post-IPO	—	—
Vested	—	—
Forfeited	—	—
Balance - December 31, 2014	1,174,748	$17.00
No restricted stock units vested during the period from November 4, 2014 through December 31, 2014. The total compensation expense expected to be recognized in all future periods associated with the restricted stock units, considering assumed annual forfeitures of 5.0%, is $15,036,895 at December 31, 2014, which is expected to be recognized over the remaining weighted average period of 5.83 years.
Options
Each option entitles the holders to purchase from the Company, upon exercise thereof, one Class A common share at the stated exercise price. Since all of the options granted either restrict saleability upon vesting or have strike prices in excess of the IPO price, the use of standard option pricing models such as Black-Scholes is precluded by ASC 718. As such, the Company has utilized a Monte Carlo pricing simulation, a statistical pricing technique or similar method to measure the fair value of option awards on the date of grant. The following table provides summary information and significant assumptions for each tranche of options granted:

	Class of Option Grants
	Employees	Officers	Non-employee Directors
Number of options granted	3,894,968	1,714,002	50,000
Strike price	$18.70	$18.70	$18.70
Contractual term	10 years	5 years	5 years
Expected dividend yield	7.06%	7.06%	7.06%
Expected volatility	29.50%	29.50%	29.50%
Risk-free rate	2.30%	1.53%	1.53%
Grant date fair value	$1.78	$1.67	$1.62
The 3,894,968 stock options with a ten year contractual term will not vest for three years and subsequently vest and become exercisable at a rate of one-third on the fourth, fifth and sixth anniversary of the grant date. These awards will become saleable at a rate of one-quarter (¼) per year, beginning on the sixth, seventh, eighth and ninth anniversary of the grant date. The grant date fair value of the awards in the amount of $6,933,043 will be charged to compensation expense ratably over the six year service period. The 1,714,002 stock options with a five year contractual term will vest over two years, with one-half (½) of the award vesting on the first and second anniversary of the grant date. The 50,000 stock options with a five year contractual term will vest immediately prior to the first annual meeting of the Company's stockholders. Upon the vesting of both of the five year grants, the options are exercisable with no sale restrictions. The grant date fair value of the awards in the amount of $2,943,383 will be charged to compensation expense ratably over the applicable service period. The fair value measurements of these grants are based on the IPO price of $17.00 per share of Class A common stock.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

A summary of unvested options activity during the period from November 4, 2014 through December 31, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - November 4, 2014	—	$—	—
Granted - IPO	5,658,970	18.70	8.28
Vested	—	—	—
Forfeited or expired	—	—	—
Balance - December 31, 2014	5,658,970	$18.70	8.28
Exercisable at December 31, 2014	—	$—	—	$—
Expected to vest after December 31, 2014	4,654,091	$18.70	8.28	$—
Aggregate intrinsic value represents the value of the Company's closing share price on the last trading day of the year in excess of the weighted average exercise price multiplied by the number of options exercisable or expected to vest. As of December 31, 2014, the Company's closing share price was lower than the weighted average exercise price of the options exercisable or expected to vest. As a result, the options are out of the money and have no intrinsic value.
Compensation expense associated with these options is being recognized on a straight-line basis during the service period of the respective grant. As of December 31, 2014, there was $7,718,058 of total unrecognized compensation expense, net of assumed annual forfeitures of 5.00%, that is expected to be recognized over the remaining weighted average period of 4.58 years.
Stock Appreciation Rights (“SARs”)
Each SAR represents an unfunded, unsecured right of the holder to receive an amount in cash equal to the excess of the closing price of a Class A common share over the exercise price. The SARs terms and conditions are substantially similar to the provisions of the ten year option grants discussed above and had a grant date fair value of $1.78 per unit. Upon vesting, they will be settled in cash. The fair value of the SARs are re-measured each reporting period until settlement and changes in fair value are charged to compensation expense as the SARs vest over the remaining service period. The amount of the adjustment has been derived based on a grant date fair value using the IPO price of $17.00 per share, multiplied by the number of unvested shares, expensed over the six year service period. Additionally, the calculation of the expense assumes a forfeiture rate of 5%. The total compensation expense expected to be recognized in all future periods associated with the SARs, considering assumed forfeitures, is approximately $121,292.
A summary of unvested SARs activity during the period from November 4, 2014 through December 31, 2014 is presented below:

	SARs	Weighted Average Grant Date Fair Value Per Unit
Balance November 4, 2014	—	$—
Granted - IPO	90,500	1.78
Vested	—	—
Forfeited	—	—
Balance December 31, 2014	90,500	$1.78

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Note 12. Income Taxes
Components of the provision (benefit) for income taxes consist of the following:

	Year Ended December 31,
	2014	2013	2012
Current provision:
Federal	$291,530	$—	$—
State and local	69,522	—	—
Total current expense	361,052	—	—
Deferred benefit:
Federal	(1,992,191)	—	—
State and local	(246,619)	—	—
Total deferred benefit	(2,238,810)	—	—
Income tax benefit	$(1,877,758)	$—	$—
Prior to November 4, 2014, the Company had not been subject to U.S. Federal income taxes as the Predecessor was organized as a limited liability company. As a result of the Reorganization and IPO, the portion of Fifth Street Holdings income attributable to FSAM is now subject to U.S. Federal, state and local income taxes and is taxed at the prevailing corporate tax rates.
A reconciliation of the U.S. statutory income tax rate of 34% to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Provision at Federal statutory tax rate	$12,557,925	$—	$—
State and local taxes, net of federal benefit	(116,882)	—	—
Change in tax status	(1,089,600)	—	—
Income attributable to Predecessor not subject to tax	(13,240,665)	—	—
Effect of permanent differences	11,464	—	—
Income tax benefit	$(1,877,758)	$—	$—
The Company's effective tax rate includes a rate benefit attributable to the fact that certain of the Company's subsidiaries operate as a series of pass-through entities which are not themselves subject to federal income tax. As a result of the Reorganization, certain subsidiaries were converted from pass-through entities to taxable entities. Accordingly, the portion of the Company's subsidiaries' earnings attributable to non-controlling interests are subject to tax when reported as a component of the non-controlling interests' taxable income on their individual tax returns.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and are reported in the accompanying Consolidated Statement of Financial Condition.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities are summarized as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$3,443,350	$—
Reserves and accruals	1,649,929	—
Share-based compensation	340,339	—
Step-up related to purchase of 12% interest in Fifth Street Holdings	55,312,497	—
Other	3,320	—
Total deferred tax assets	60,749,435	—
Deferred tax liabilities:
Property and equipment and other long-lived assets	(2,269,026)	—
Other	(508,370)	—
Total deferred liabilities	(2,777,396)	—
Total net deferred tax assets	$57,972,039	$—
Deferred tax assets are primarily the result of an increase in the tax basis of certain intangible assets resulting from FSAM's investment in Fifth Street Holdings. Net deferred tax assets are also recorded related to differences between the financial reporting basis and the tax basis of FSAM's proportionate share of the net assets of Fifth Street Holdings. Based on the Company's historical taxable income and its expected future earnings, management evaluates the uncertainty associated with booking tax benefits and determined that the deferred tax assets are more likely than not to be realized, including evaluation of deferred tax liabilities and the expectation of future taxable income.
As of December 31, 2014, the Company had net operating loss carryforwards for Federal and state purposes of approximately $8.8 million, portions of which begin to expire in 2034.
The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the years ended December 31, 2014, 2013 and 2012. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the Provision for Income Taxes.
The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. FSAM will file its initial income tax return for the period from November 4, 2014 through December 31, 2014 by September 15, 2015. Fifth Street Holdings is not subject to federal income taxes as it is a flow-through entity. With respect to state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for four to five years after the income tax returns have been filed.

Note 13. Earnings Per Share
Prior to the Reorganization and the IPO, the Company's businesses were conducted through multiple operating businesses rather than a single holding entity. As such, there was no single capital structure upon which to calculate historical earnings per common share information. Accordingly, earnings per Class A common share information has not been presented for historical periods prior to the IPO.
Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options and restricted stock units.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

Period from November 4, 2014 through December 31, 2014
Numerator:
Net income attributable to Fifth Street Asset Management Inc.	$528,577
Denominator for basic and diluted net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	6,000,033
Earnings per share of Class A common stock:
Net income attributable to Fifth Street Asset Management Inc. per share of Class A common stock, basic and diluted	$0.09
Shares of Class B common stock have no impact on the calculation of net income per share of Class A common stock as holders of Class B common stock do not participate in net income or dividends, and thus, are not participating securities.
The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from options and unvested restricted units granted in connection with the IPO. Potentially dilutive securities representing an incremental 1,174,748 restricted stock units and 5,658,970 options to acquire Class A common shares for the period from October 1, 2014 to December 31, 2014 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
The earnings per share calculation excludes the assumed conversion of 44,000,000 Fifth Street Holdings limited partnership interest into Class A common shares as the impact would have been anti-dilutive.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Note 14. Quarterly Financial Information (unaudited)
Summarized unaudited quarterly results for the years ended December 31, 2014 and 2013 are presented below. For periods prior to the Reorganization and IPO, the financial information reflects the consolidated financial results of the Predecessor and the deconsolidation of the previously Combined Funds as discussed in Note 1:

	For the quarter ended March 31, 2014	Deconsolidation of Combined Funds and Effects of Reorganization	For the quarter ended March 31, 2014 - As Adjusted	For the quarter ended June 30, 2014	Deconsolidation of Combined Funds and Effects of Reorganization	For the quarter ended June 30, 2014 - As Adjusted

Revenues	$23,753,029	$14,336	$23,767,365	$23,317,866	$87,217	$23,405,083
Net income	$14,859,754	$(371,240)	$14,488,514	$10,968,678	$(1,908,219)	$9,060,459
Net income attributable to redeemable non-controlling interests in Combined Funds	$(391,416)	$391,416	$—	$(872,905)	$872,905	$—
Net (income) loss attributable to non-controlling interests in Combined Funds	$20,176	$(20,176)	$—	$(1,035,314)	$1,035,314	$—
Net income attributable to Predecessor	$—	$(14,488,514)	$(14,488,514)	$—	$(9,060,459)	$(9,060,459)
Net income attributable to non- controlling interests in Fifth Street Holdings L.P.	$—	$—	$—	$—	$—	$—
Net income attributable to controlling interests in Fifth Street Management Group	$14,488,514	$(14,488,514)	$—	$9,060,459	$(9,060,459)	$—
Net income attributable to Fifth Street Asset Management Inc.	$—	$—	$—	$—	$—	$—

	For the quarter ended September 30, 2014	Deconsolidation of Combined Funds and Effects of Reorganization	For the quarter ended September 30, 2014 - As Adjusted	For the quarter ended December 31, 2014

Revenues	$25,418,658	$271,931	$25,690,589	$30,343,024
Net income	$17,536,869	$(2,981,758)	$14,555,111	$708,748
Net income attributable to redeemable non-controlling interests in Combined Funds	$(1,072,218)	$1,072,218	$—	$—
Net income attributable to non-controlling interests in Combined Funds	$(1,909,540)	$1,909,540	$—	$—
Net income attributable to Predecessor	$—	$(14,555,111)	$(14,555,111)	$11,375,127
Net (income) loss attributable to non-controlling interests in Fifth Street Holdings L.P.	$—	$—	$—	$(11,555,298)
Net income attributable to controlling interests in Fifth Street Management Group	$14,555,111	$(14,555,111)	$—	$—
Net income attributable to Fifth Street Asset Management Inc.	$—	$—	$—	$528,577
Net income per share attributable to Fifth Street Management Inc. Class A common stock - Basic and Diluted				$0.09
Weighted average shares of Class A common stock outstanding - Basic and Diluted				6,000,033

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

	For the quarter ended March 31, 2013	Effects of Reorganization	For the quarter ended March 31, 2013 - As Adjusted	For the quarter ended June 30, 2013	Effects of Reorganization	For the quarter ended June 30, 2013 - As Adjusted

Revenues	$15,752,732	$—	$15,752,732	$16,840,884	$—	$16,840,884
Net income	$10,250,983	$—	$10,250,983	$10,109,004	$—	$10,109,004
Net income attributable to redeemable non-controlling interests in Combined Funds	$—	$—	$—	$—	$—	$—
Net (income) loss attributable to non-controlling interests in Combined Funds	$—	$—	$—	$—	$—	$—
Net income attributable to Predecessor	$—	$(10,250,983)	$(10,250,983)	$—	$(10,109,004)	$(10,109,004)
Net income attributable to non- controlling interests in Fifth Street Holdings L.P.	$—	$—	$—	$—	$—	$—
Net income attributable to controlling interests in Fifth Street Management Group	$10,250,983	$(10,250,983)	$—	$10,109,004	$(10,109,004)	$—
Net income attributable to Fifth Street Asset Management Inc.	$—	$—	$—	$—	$—	$—

	For the quarter ended September 30, 2013	Effects of Reorganization	For the quarter ended September 30, 2013 - As Adjusted	For the quarter ended December 31, 2013	Effects of Reorganization	For the quarter ended December 31, 2013 - As Adjusted

Revenues	$17,645,150	$—	$17,645,150	$23,383,272	$—	$23,383,272
Net income	$4,421,182	$—	$4,421,182	$14,990,653	$—	$14,990,653
Net income attributable to redeemable non-controlling interests in Combined Funds	$—	$—	$—	$—	$—	$—
Net (income) loss attributable to non-controlling interests in Combined Funds	$—	$—	$—	$—	$—	$—
Net income attributable to Predecessor	$—	$(4,421,182)	$(4,421,182)	$—	$(14,990,653)	$(14,990,653)
Net income attributable to non- controlling interests in Fifth Street Holdings L.P.	$—	$—	$—	$—	$—	$—
Net income attributable to controlling interests in Fifth Street Management Group	$4,421,182	$(4,421,182)	$—	$14,990,653	$(14,990,653)	$—
Net income attributable to Fifth Street Asset Management Inc.	$—	$—	$—	$—	$—	$—

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Note 15. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements and has determined that the following events require disclosure:
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with the brother of the Company's chief executive officer, as minority member, for the purpose of forming IMME LLC, a Delaware limited liability company (“IMME”). The purpose of IMME is to develop technology related to the financial services industry. FSM made a total capital contribution of $80,000 for an 80% membership interest in IMME. On February 24, 2015, FSM purchased a convertible promissory note (the “IMME Note”) from IMME in an aggregate principal amount of $800,000. The IMME Note bears interest at 8% per annum and matures on August 31, 2016.
On January 15, 2015, the Company's Board of Directors declared an initial quarterly dividend of $0.30 per share on its Class A common stock. The declared dividend will be payable on April 15, 2015 to stockholders of record at the close of business on March 31, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
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
The material weakness identified related to our having insufficient access to accounting resources with technical accounting expertise to analyze complex and non-routine transactions, as well as inadequate internal review. The material weakness was identified as the primary cause of errors relating to the treatment of stock-based compensation and liabilities associated with existing membership units, and the consequent improper recording of certain equity transactions, as well as incorrectly recording expenses reimbursable by our funds on a net basis.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Exemption from Management's Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Form 10-K:
1. Financial Statements: The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firms for Fifth Street Asset Management Inc. are presented in Item 8. Financial Statements and Supplementary Data of this Form 10-K.
2. Financial Schedules: All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in Item 8. Financial Statements and Supplementary Data of this Form 10-K.
3. Exhibits: A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits and is incorporated by reference.
(b) See Index to Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended on October 13, 2014	10-Q	001-36701	3.1	12/15/2014
3.2	Amended and Restated Bylaws, as adopted on September 29, 2014	10-Q	001-36701	3.2	12/15/2014
4.1	Form of Class A Common Stock Certificate	S-1	333-196813	4.1	09/22/2014
10.1	Amended and Restated Limited Partnership Agreement of Fifth Street Holdings, L.P., dated of October 29, 2014	8-K	001-36701	10.1	11/04/2014
10.3	Exchange Agreement by and among Fifth Street Asset Management, Fifth Street Holdings and the limited partners of Fifth Street Holdings party thereto, dated as of November 4, 2014.	8-K	001-36701	10.2	11/04/2014
10.4	Tax Receivable Agreement, dated as of October 29, 2014, by and among Fifth Street Asset Management, Fifth Street Holdings and the Principals, as defined therein, dated as of October 29, 2014.	8-K	001-36701	10.3	11/04/2014

10.5	Registration Rights Agreement, by and among Fifth Street Asset Management, Fifth Street Holdings and the Covered Persons party thereto, dated as of November 4, 2014.	8-K	001-36701	10.4	11/04/2014
10.6	Second Amended and Restated Investment Advisory Agreement between the Fifth Street Management LLC and Fifth Street Finance Corp., dated as of May 2, 2011	S-1	333-196813	10.6	09/22/2014
10.7	Investment Advisory Agreement between the Fifth Street Management LLC and Fifth Street Senior Floating Rate Corp, dated as of June 27, 2013	S-1	333-196813	10.7	09/22/2014
10.11	The Fifth Street Deferred Bonus and Retention Plan, as amended and restated December 2013 †	S-1	333-196813	10.8	09/25/2014
10.12	Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan †	8-K	001-36701	10.10	11/04/2014
10.13	Amended and Restated Employment Offer, by and among Fifth Street Management LLC, FSC CT, Inc. and Todd G. Owens, dated as of October 30, 2014. †	8-K	001-36701	10.6	11/04/2014
10.14	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Bernard D. Berman, dated as of October 29, 2014. †	8-K	001-36701	10.7	11/04/2014
10.15	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Alexander C. Frank, dated as of October 29, 2014. †	8-K	001-36701	10.8	11/04/2014
10.16	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Ivelin M. Dimitrov, dated as of October 29, 2014. †	8-K	001-36701	10.9	11/04/2014
10.17	Form of Non-Competition, Non-Solicitation and Non-Disclosure Agreement by and between FSC CT, Inc. and each of Bernard D. Berman, Alexander C. Frank, Ivelin M. Dimitrov and Todd G. Owens †	S-1	333-196813	10.17	09/25/2014
10.18	Credit Agreement, dated as of November 4, 2014, by and among Fifth Street Holdings L.P., the subsidiary guarantors party thereto, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent.	8-K	001-36701	10.5	11/04/2014
21.1	List of Subsidiaries of Fifth Street Asset Management Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP					X
23.2	Consent of CohnReznick LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
__________________

†	Management or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET ASSET MANAGEMENT INC.

By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chief Executive Officer
Date: March 27, 2015

Each person whose signature appears below constitutes and appoints Leonard M. Tannenbaum and Bernard D. Berman his true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2014 and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LEONARD M. TANNENBAUM Leonard M. Tannenbaum	Chairman and Chief Executive Officer (principal executive officer)	March 27, 2015

/s/ ALEXANDER C. FRANK Alexander C. Frank	Chief Financial Officer (principal financial officer)	March 27, 2015

/s/ STEVEN M. NOREIKA Steven M. Noreika	Chief Accounting Officer	March 27, 2015

/s/ BERNARD D. BERMAN Bernard D. Berman	Director	March 27, 2015

/s/ DAVID J. ANDERSON David J. Anderson	Director	March 27, 2015

/s/ WAYNE COOPER Wayne Cooper	Director	March 27, 2015

/s/ MARK J. GORDON Mark J. Gordon	Director	March 27, 2015

/s/ THOMAS L. HARRISON Thomas L. Harrison	Director	March 27, 2015

/s/ FRANK C. MEYER Frank C. Meyer	Director	March 27, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended on October 13, 2014	10-Q	001-36701	3.1	12/15/2014
3.2	Amended and Restated Bylaws, as adopted on September 29, 2014	10-Q	001-36701	3.2	12/15/2014
4.1	Form of Class A Common Stock Certificate	S-1	333-196813	4.1	09/22/2014
10.1	Amended and Restated Limited Partnership Agreement of Fifth Street Holdings, L.P., dated of October 29, 2014	8-K	001-36701	10.1	11/04/2014
10.3	Exchange Agreement by and among Fifth Street Asset Management, Fifth Street Holdings and the limited partners of Fifth Street Holdings party thereto, dated as of November 4, 2014.	8-K	001-36701	10.2	11/04/2014
10.4	Tax Receivable Agreement, dated as of October 29, 2014, by and among Fifth Street Asset Management, Fifth Street Holdings and the Principals, as defined therein, dated as of October 29, 2014.	8-K	001-36701	10.3	11/04/2014
10.5	Registration Rights Agreement, by and among Fifth Street Asset Management, Fifth Street Holdings and the Covered Persons party thereto, dated as of November 4, 2014.	8-K	001-36701	10.4	11/04/2014
10.6	Second Amended and Restated Investment Advisory Agreement between the Fifth Street Management LLC and Fifth Street Finance Corp., dated as of May 2, 2011	S-1	333-196813	10.6	09/22/2014
10.7	Investment Advisory Agreement between the Fifth Street Management LLC and Fifth Street Senior Floating Rate Corp, dated as of June 27, 2013	S-1	333-196813	10.7	09/22/2014
10.11	The Fifth Street Deferred Bonus and Retention Plan, as amended and restated December 2013 †	S-1	333-196813	10.8	09/25/2014
10.12	Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan †	8-K	001-36701	10.10	11/04/2014
10.13	Amended and Restated Employment Offer, by and among Fifth Street Management LLC, FSC CT, Inc. and Todd G. Owens, dated as of October 30, 2014. †	8-K	001-36701	10.6	11/04/2014
10.14	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Bernard D. Berman, dated as of October 29, 2014. †	8-K	001-36701	10.7	11/04/2014
10.15	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Alexander C. Frank, dated as of October 29, 2014. †	8-K	001-36701	10.8	11/04/2014
10.16	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Ivelin M. Dimitrov, dated as of October 29, 2014. †	8-K	001-36701	10.9	11/04/2014
10.17	Form of Non-Competition, Non-Solicitation and Non-Disclosure Agreement by and between FSC CT, Inc. and each of Bernard D. Berman, Alexander C. Frank, Ivelin M. Dimitrov and Todd G. Owens †	S-1	333-196813	10.17	09/25/2014
10.18	Credit Agreement, dated as of November 4, 2014, by and among Fifth Street Holdings L.P., the subsidiary guarantors party thereto, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent.	8-K	001-36701	10.5	11/04/2014
21.1	List of Subsidiaries of Fifth Street Asset Management Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP					X

23.2	Consent of CohnReznick LLP	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
__________________

†	Management or compensatory arrangement.