Form 10-Q
period 2015-03-31
Fifth Street Asset Management Inc.
filed 2015-05-15
CIK 1611988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of May 8, 2015 was 6,000,033. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of May 8, 2015 was 42,856,854.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended, (the "Exchange Act"), that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. We believe these factors include but are not limited to those described under "Risk Factors" in this Quarterly Report on Form 10-Q and in "Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC's website at www.sec.gov. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

•	"catch-up" refers to a provision for a manager or adviser of a fund to receive the majority or all of the profits of such fund until the agreed upon profit allocation is reached;

•	"CLO" refers to a collateralized loan obligation;

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

•	"FSC" refers to Fifth Street Finance Corp., a publicly-traded business development company managed by Fifth Street Management;

•	"FSFR" refers to Fifth Street Senior Floating Rate Corp., a publicly-traded business development company managed by Fifth Street Management;

•	"FSOF" refers to "Fifth Street Opportunities Fund, L.P.", a hedge fund managed by Fifth Street Management;

i

•	"Fund II" refers to Fifth Street Mezzanine Partners II, L.P., a fund advised by an affiliate of Fifth Street Management;

•	"Holdings Limited Partners" refers to active, limited partners in Fifth Street Holdings (other than us), which include, among other persons, the Principals;

•	"hurdle rate" or "hurdle" refers to a specified minimum rate of return that a fund must exceed in order for the investment adviser or manager of such a fund to receive performance fees;

•	"management fees" refer to base management fees and Part I Fees;

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

•	"Principals" refers to Leonard M. Tannenbaum and Bernard D. Berman and, where applicable, any entities controlled directly or indirectly by them;

•	“SLF I” refers to Fifth Street Senior Loan Fund I, LLC, a CLO in our senior loan fund strategy managed by Fifth Street Management;

•	"SLF II" refers to Fifth Street Senior Loan Fund II, LLC, a fund in our senior loan fund strategy managed by Fifth Street Management; and

•	"TRA recipients" refers to the Principals and Ivelin M. Dimitrov.
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

ii

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Fifth Street Asset Management Inc.
 Consolidated Statements of Financial Condition

	As of
	March 31, 2015	December 31, 2014
Assets	(unaudited)
Cash and cash equivalents	$1,300,364	$3,238,008
Management fees receivable (includes Part I Fees of $8,501,254 and $11,307,080 at March 31, 2015 and December 31, 2014, respectively)	23,344,726	26,861,787
Performance fees receivable	89,602	106,635
Prepaid expenses	856,405	1,150,013
Investments in equity method investees	112,635	4,115,429
Subordinated debt interest in CLO: held-to-maturity	1,043,144	—
Beneficial interest in CLO: available-for-sale	3,443,940	—
Due from affiliates	2,367,700	3,799,542
Fixed assets, net	9,977,576	10,274,263
Deferred tax assets	57,972,039	57,972,039
Deferred financing costs	2,306,931	2,432,764
Other assets	4,137,943	4,197,358
Total assets	$106,953,005	$114,147,838
Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$2,318,452	$3,045,651
Accrued compensation and benefits	3,241,602	11,095,548
Income taxes payable	1,033,118	361,052
Loans payable	4,050,351	4,000,000
Credit facility payable	15,000,000	12,000,000
Dividend payable	2,075,259	—
Due to Principal	9,046,929	9,063,792
Due to affiliates	67,979	62,781
Deferred rent liability	3,217,417	3,261,434
Payable to related parties pursuant to tax receivable agreements	47,373,245	47,373,245
Total liabilities	87,424,352	90,263,503
Commitments and contingencies
Equity
Class A common stock, $0.01 par value 500,000,000 shares authorized; 6,000,033 shares issued and outstanding as of March 31, 2015 and December 31, 2014	60,000	60,000
Class B common stock, $0.01 par value 50,000,000 shares authorized; 42,856,854 shares issued and outstanding as of March 31, 2015 and December 31, 2014	428,569	428,569
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	6,454,985	4,975,073
Retained earnings	523,066	1,288,995
Total stockholders' equity, Fifth Street Asset Management Inc.	7,466,620	6,752,637
Non-controlling interests in Fifth Street Holdings L.P.	12,062,033	17,131,698
Total equity	19,528,653	23,884,335
Total liabilities and equity	$106,953,005	$114,147,838

All management and performance fees are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Income
(unaudited)

	For the three months ended March 31,
	2015	2014
Revenues		(see Note 1)
Management fees (includes Part I Fees of $8,501,254 and $8,780,508 for the three months ended March 31, 2015 and 2014, respectively)	$23,579,398	$22,702,726
Performance fees	89,602	—
Other fees	1,201,124	1,064,639
Total revenues	24,870,124	23,767,365
Expenses
Compensation and benefits	9,307,686	7,375,578
Fund offering and start-up expenses	—	145,848
General, administrative and other expenses	2,801,309	1,616,176
Depreciation and amortization	402,706	126,674
Total expenses	12,511,701	9,264,276
Other income (expense)
Interest income	12,108	4,638
Interest expense	(371,181)	(24,657)
Income (loss) from equity method investments	(9,952)	5,444
Other income, net	61,000	—
Total other income (expense), net	(308,025)	(14,575)
Income before provision for income taxes	12,050,398	14,488,514
Provision for income taxes	1,222,066	—
Net income	10,828,332	14,488,514
Net income attributable to Predecessor	—	(14,488,514)
Net income attributable to non-controlling interests in Fifth Street Holdings L.P.	(9,519,002)	—
Net income attributable to Fifth Street Asset Management Inc.	$1,309,330	$—

Net income per share attributable to Fifth Street Asset Management Inc. Class A common stock - Basic and Diluted	$0.22
Weighted average shares of Class A common stock outstanding - Basic	6,000,033
Weighted average shares of Class A common stock outstanding - Diluted	6,042,777

 All revenues are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statement of Changes in Equity
For the Three Months Ended March 31, 2015
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests in Fifth Street Holdings L.P.	Total Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2014	6,000,033	$60,000	42,856,854	$428,569	$4,975,073	$1,288,995	$17,131,698	$23,884,335
Capital contributions	—	—	—	—	—	—	20,000	20,000
Distributions to members	—	—	—	—	—	—	(14,608,667)	(14,608,667)
Accrued dividends - $0.30 per Class A common share	—	—	—	—	—	(1,800,010)	—	(1,800,010)
Accrued dividends on unvested restricted stock units	—	—	—	—	—	(275,249)	—	(275,249)
Amortization of equity-based compensation	—	—	—	—	1,479,912	—	—	1,479,912
Net income	—	—	—	—	—	1,309,330	9,519,002	10,828,332
Balance, March 31, 2015	6,000,033	$60,000	42,856,854	$428,569	$6,454,985	$523,066	$12,062,033	$19,528,653

See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities		(see Note 1)
Net income	$10,828,332	$14,488,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331,932	58,406
Amortization of fractional interests in aircrafts	70,774	68,268
Amortization of deferred financing costs	125,833	—
Amortization of equity-based compensation	1,485,110	518,712
Income from equity method investments	9,952	(5,444)
Fair value adjustment – due to former member	—	161,217
Deferred rent	(44,017)	466,043
Changes in operating assets and liabilities:
Management fees receivable	3,517,061	(1,292,963)
Performance fees receivable	(89,602)	—
Prepaid expenses	293,608	(445,278)
Due from affiliates	1,431,842	615,333
Other assets	(11,359)	68,268
Accounts payable and accrued expenses	(727,199)	1,252,334
Accrued compensation and benefits	(7,853,946)	2,634,427
Income taxes payable	672,066	—
Due to Principal & affiliates	(16,863)	19,122
Due to former member	—	(310,197)
Net cash provided by operating activities	10,023,524	18,296,762
Cash flows from investing activities
Purchases of fixed assets	(35,245)	(4,515,121)
Purchases of equity method investments	—	(1,631,654)
Purchases of beneficial interest in CLO	(612,889)	—
Distributions received from equity method investments	225,282	—
Net cash used in investing activities	(422,852)	(6,146,775)
Cash flows from financing activities
Borrowings under credit facility	9,000,000	—
Repayments under credit facility	(6,000,000)	—
Proceeds from issuance of loans payable	50,351	—
Capital contributions from non-controlling interests	20,000	—
Capital contributions from members	—	1,412,534
Distributions to members	(14,608,667)	(8,742,986)
Net cash used in financing activities	(11,538,316)	(7,330,452)
Net increase (decrease) in cash and cash equivalents	(1,937,644)	4,819,535
Cash and cash equivalents, beginning of period	3,238,008	4,015,728
Cash and cash equivalents, end of period	$1,300,364	$8,835,263

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$210,390	$24,657
Cash paid during the period for income taxes	$550,000	$—
Non-cash investing activities:
Non-cash distributions received from equity method investments	$3,874,195	$—
Non-cash purchases of subordinated debt interest in CLO	$1,043,144	$—
Non-cash purchases of beneficial interest in CLO	$2,831,051	$—
Non-cash investing activities:
Non-cash contribution to FSOF	$106,635	$—
Non-cash distribution from FSOF	$106,635	$—

 All management and performance fees are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

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
The Company's primary sources of revenues are management fees, primarily from the BDCs, which are driven by the amount of the assets under management and quarterly investment performance of the funds it manages. The Company conducts substantially all of its operations through one reportable segment that provides asset management services to its alternative investment vehicles. The Company generates all of its revenues in the United States.
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
For the Three Months Ended March 31, 2015 and 2014

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
FSAM's purchase of Holdings LP Interests concurrent with its IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of FSAM's Class A common stock pursuant to the Exchange Agreement are expected to result in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to FSAM. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that FSAM would otherwise be required to pay in the future. FSAM entered into a tax receivable agreement ("TRA") with certain limited partners of Fifth Street Holdings (the "TRA Recipients") that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that FSAM actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement.
In connection with the above transactions, the previous members of FSM agreed to allocate to the limited partners of Fifth Street Holdings and FSAM the Company's earnings (excluding the compensation charges related to the Reorganization) from October 1, 2014 through the date of the IPO.
Basis of Presentation
The unaudited interim consolidated financial statements presented in this quarterly report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented, have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal and recurring nature. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period. All significant intercompany transactions and balances have been eliminated in consolidation.
Prior to the completion of the IPO, the historical consolidated financial statements consisted of the combined results of Fifth Street Management Group which includes affiliated entities either wholly or substantially owned and/or under the voting control of Leonard M. Tannenbaum at the time of the Reorganization and IPO.  As such, FSAM's acquisition of a 12.0% partnership interest in Fifth Street Holdings and related Reorganization have been accounted for as transactions among entities under common control, pursuant to ASC 805-50, and recorded on a historical cost basis.
After the completion of the IPO, FSAM became the general partner of Fifth Street Holdings and acquired a 12.0% limited partnership interest in Fifth Street Holdings. Accordingly, Fifth Street Holdings and its wholly-owned subsidiaries (including FSM) are consolidated in FSAM's financial statements. The Company has presented the Consolidated Statements of Income after giving effect to the Reorganization, as discussed above. All amounts attributable to the Company's Predecessor are recorded as "Net income attributable to Predecessor" within the consolidated financial statements. Subsequent to November 4, 2014, 88.0% of the net income attributable to Fifth Street Holdings limited partnership interests is recorded as "net income attributable to non-controlling interests in Fifth Street Holdings."
On October 13, 2014, FSAM effectuated a 1-for-3 reverse stock split. All share information has been retroactively adjusted to reflect the reverse stock split.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

Deconsolidation of Combined Funds
During the year ended December 31, 2014, the Company formed the following entities (collectively referred to as the “Combined Funds”) whose financial results were included in the Company’s combined financial statements in previous filings with the SEC:

•	FSCO GP, a Delaware limited liability company, formed on January 6, 2014 to serve as the general partner of FSOF, which primarily invests in yield-oriented corporate credit assets and equities;

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

Such Combined Funds were included in the financial statements based on the then existing consolidation guidance. In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"), as discussed in Note 2. The Company has elected to early adopt such guidance, which resulted in deconsolidation of the Combined Funds. The Company determined that these entities were variable interest entities and that the Company was not the primary beneficiary because under ASU 2015-02, the Company's fee arrangements, which are commensurate with the level of effort performed and include only customary terms, do not represent variable interests. Also see Note 2 for the related disclosures for certain unconsolidated variable interest entities. There was no gain or loss recognized as a result of the deconsolidation of the Combined Funds and the Company will continue to earn management and/or performance fees from these funds. Although total assets and equity significantly decreased as a result of the Combined Funds' deconsolidation, it did not change net income or equity attributable to controlling interests in FSAM.
Impact of Reorganization and Deconsolidation of Combined Funds
The following table shows the impact on the Consolidated Statement of Income for the three months ended March 31, 2014 for the deconsolidation of previously combined funds and the Reorganization:

	For the three months ended March 31, 2014	Deconsolidation of Combined Funds and Effects of Reorganization	For the three months ended March 31, 2014, as adjusted

Revenues	$23,753,029	$14,336	$23,767,365
Net income	$14,859,754	$(371,240)	$14,488,514
Net income attributable to redeemable non-controlling interests in Combined Fund	$(391,416)	$391,416	$—
Net loss attributable to non-controlling interests in Combined Fund	$20,176	$(20,176)	$—
Net income attributable to Predecessor	$—	$(14,488,514)	$(14,488,514)
Net income attributable to non-controlling interests in Fifth Street Holdings L.P.	$—	$—	$—
Net income attributable to controlling interests in Fifth Street Management Group	$14,488,514	$(14,488,514)	$—
Net income attributable to Fifth Street Asset Management Inc.	$—	$—	$—

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

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
For equity investments where the Company does not control the investee, and where it is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company follows the equity method of accounting. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of its investees requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms and structure of the investment agreement, including investor voting or other rights, the terms of the Company's investment advisory agreement or other agreements with the investee, any influence the Company may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund’s operating documents and the relationship between the Company and other investors in the entity.
Consolidated Variable Interest Entities
FSAM is the sole general partner of Fifth Street Holdings and, as such, it operates and controls all of the business and affairs of Fifth Street Holdings and its wholly-owned subsidiaries, FSM and FSCO GP. Under ASC 810, Fifth Street Holdings meets the definition of a variable interest entity because the limited partners do not hold substantive kick-out or participating rights. Since FSAM has the obligation to absorb expected losses that could be significant to Fifth Street Holdings and is the sole general partner, FSAM is considered to be the primary beneficiary of Fifth Street Holdings.
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

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

As of March 31, 2015 and December 31, 2014, the Company has recorded the following amounts in its Consolidated Statements of Financial Condition relating to Fifth Street Holdings:

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,295,793	$3,236,830
Management fees receivable	23,344,726	26,861,787
Performance fees receivable	89,602	106,635
Prepaid expenses	856,405	1,150,013
Investments in equity method investees	112,635	4,115,429
Subordinated debt interest in CLO: held-to-maturity	1,043,144	—
Beneficial interest in CLO: available-for-sale	3,443,940	—
Due from affiliates (1)	5,723,310	8,369,501
Fixed assets, net	9,977,576	10,274,263
Deferred tax assets	2,705,934	2,705,934
Deferred financing costs	2,306,931	2,432,764
Other assets	4,137,943	4,197,358
Total assets	$55,037,939	$63,450,514

Liabilities
Accounts payable and accrued expenses	$2,318,452	$2,830,053
Accrued compensation and benefits	3,241,602	11,095,548
Income taxes payable	1,232,651	—
Loans payable	4,050,351	4,000,000
Credit facility payable	15,000,000	12,000,000
Due to Principal	9,046,929	9,063,791
Due to affiliates (2)	759,123	747,505
Deferred rent liability	3,217,417	3,261,434
Total liabilities	38,866,525	42,998,331
Equity	16,171,414	20,452,183
Total liabilities and equity	$55,037,939	$63,450,514
_____________
(1) The amounts due from affiliates include $3,355,610 that is eliminated in consolidation.
(2) The amounts due to affiliates include $691,144 that is eliminated in consolidation.
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
Unconsolidated Variable Interest Entities
The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary as of March 31, 2015. The Company's interest in such entities generally is in the form of direct equity interests and fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. The Company's interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs as of March 31, 2015 is $4,689,321.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

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
For the three months ended March 31, 2015 and 2014, 100% of revenues and receivables were earned or derived from advisory or administrative services provided to the BDCs and other affiliated entities.
The Company is dependent on its chief executive officer, Leonard M. Tannenbaum, who holds 91.2% of the combined voting power of the Company through his ownership of shares of common stock. If for any reason the services of the Company's chief executive officer were to become unavailable, there could be a material adverse effect on the Company's operations, liquidity and profitability.
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
The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. No impairment charges related to equity method investments were recorded during the three months ended March 31, 2015 and 2014.
The primary equity method investment of the Company is its general partnership interest in FSOF, a credit-oriented hedge fund which was previously consolidated.
Subordinated Debt and Beneficial Interest in CLO
The Company carries its subordinated debt interest in CLO at amortized cost and records contractually earned interest as interest income. The Company classifies its subordinated debt interest in CLO, which has a contractual maturity of January 20, 2027, as a held-to-maturity security.
There were no unrealized or realized gains or losses on the Company's subordinated debt interest in CLO during the three months ended March 31, 2015.  Additionally, there were no sales or transfers of the Company's subordinated debt interest in CLO during the three months ended March 31, 2015.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

The beneficial interest in CLO meets the definition of a debt security under ASC 325-40. Accordingly, the Company recognizes the accretable yield as interest income over the life of the beneficial interest using the effective yield method. In order to determine the interest recorded in each period, the Company estimates the timing and amount of future cash flows attributable to the beneficial interests over the estimated life of the CLO. The Company reevaluates the estimated future cash flows periodically to determine whether an adjustment to the accretable yield is required or if an other-than-temporary impairment should be recorded.
Beneficial interests in CLOs are classified as an available-for-sale security, and accordingly, the Company carries its beneficial interest, which has a contractual maturity of January 20, 2027, at fair value.  All realized gains (losses) as well as other-than-temporary impairment losses that are recorded in earnings are reported in the Consolidated Statements of Income. Unrealized gains (losses) are reported in other comprehensive income.
There were no unrealized or realized gains or losses on the Company's beneficial interest in CLO during the three months ended March 31, 2015.  Additionally, there were no sales or transfers of the Company's beneficial interest in CLO during the three months ended March 31, 2015.
Fixed Assets
Fixed assets consist of furniture, fixtures and equipment (including automobiles, computer hardware and software) and leasehold improvements, and are recorded at cost, less accumulated depreciation and amortization. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to eight years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is shorter, and ranges from five to ten years. Routine expenditures for repairs and maintenance are charged to expense when incurred. Major betterments and improvements are capitalized. Upon retirement or disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statements of Income. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset's carrying value may not be fully recovered. During the three months ended March 31, 2015 and 2014, there were no impairments recognized.
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
Revenue Recognition
The Company has three principal sources of revenues: management fees, performance fees and other fees. These revenues are derived from the Company's agreements with the funds it manages, primarily the BDCs. The investment advisory agreements on which revenues are based are generally renewable on an annual basis by the general partner or the board of directors of the respective funds.
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
Management fees from affiliates also include quarterly incentive fees on the net investment income from the BDCs ("Part I Fees"). Part I Fees are generally equal to 20.0% of the BDCs' net investment income (before Part I Fees and performance fees payable based on capital gains), subject to fixed "hurdle rates" as defined in the respective investment advisory agreement. No fees are recognized until the BDCs' net investment income exceeds the respective hurdle rate, with a "catch-up" provision that serves to ensure the Company receives 20.0% of the BDCs' net investment income from the first dollar earned. Such fees are

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

classified as management fees as they are paid quarterly, predictable and recurring in nature, not subject to repayment (or clawback) and cash settled each quarter. Management fees from affiliates are recognized as revenue in the period investment advisory services are rendered, subject to the Company's assessment of collectability.
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
Performance fees related to the BDCs ("Part II Fees") are calculated and payable in arrears as of the end of each fiscal year of the BDCs and equal 20.0% of the BDCs' realized capital gains, if any, on a cumulative basis since inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
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
Equity-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.
 The Company recognizes expense related to equity-based compensation transactions in which it receives employee services in exchange for: (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments. Equity-based compensation expense represents expenses associated with the: (i) granting of Part I Fee-sharing arrangements prior to the Reorganization; (ii) conversion of and acceleration in vesting of interests in the Predecessor in connection with the Reorganization; and (iii) the granting of restricted stock units, options to purchase shares of Class A common stock and stock appreciation rights granted in connection with the IPO.
Stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of such change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in the period of the change in estimate.
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
For the Three Months Ended March 31, 2015 and 2014

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
Fund Offering and Start-up Expenses
In certain instances, the Company may bear offering costs related to capital raising activities of the Fifth Street Funds, including underwriting commissions, which are expensed as incurred. In addition, the Company expenses all costs associated with starting new investment funds. Included in the Consolidated Statement of Income for the three months ended March 31, 2014 is approximately $146,000 of expenses associated with the formation of FSOF and SLF I.
Income Taxes
Prior to the completion of the IPO, substantially all of the Company's earnings flowed through to the former members of FSM without being subject to entity level income taxes. Accordingly, no provision for income taxes has been recorded in the consolidated financial statements prior to the IPO.
Fifth Street Holdings complies with the requirements of the Internal Revenue Code that are applicable to limited partnerships, which allow for the complete pass-through of taxable income or losses to Fifth Street Holdings limited partners, including FSAM, who are individually responsible for any federal tax consequences. Subsequent to the IPO, the tax provision includes the income tax obligation related to FSAM's allocated portion of Fifth Street Holdings' income, which is net of any tax incurred at Fifth Street Holdings' subsidiaries that are subject to income tax.
Also, as a result of the Reorganization, certain subsidiaries were converted from pass-through entities to taxable entities. Accordingly, the portion of the Company's subsidiaries' earnings attributable to non-controlling interests are subject to tax when reported as a component of the non-controlling interests' taxable income on their individual tax returns.
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

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

Class A Earnings per Share
The Company computes basic earnings per share attributable to FSAM’s Class A common stockholders by dividing income attributable to FSAM by the weighted-average Class A common shares outstanding for the period. Diluted earnings per share reflects the potential dilution beyond shares for basic earnings per share that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in the Company's earnings. Potentially dilutive securities include outstanding options to acquire Class A common shares, unvested restricted stock units and Fifth Street Holdings limited partnership interests which are exchangeable for shares of Class A common stock. The dilutive effect of stock options and restricted stock units is reflected in diluted earnings per share of Class A common stock by application of the treasury stock method.
Under the treasury stock method, if the average market price of a share of Class A common stock increases above the option's exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be used to acquire outstanding shares of Class A common stock. The dilutive effect of awards is directly correlated with the fair value of the shares of Class A common stock. However, the awards may be anti-dilutive when the market price of the underlying shares exceeds the option's exercise price. This result is possible because the compensation expense attributed to future services but not yet recognized is included as a component of the assumed proceeds upon exercise.
Reclassifications
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.  Such amounts did not impact results of operations, cash flows or earnings per share.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and its ongoing financial reporting.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the requisite service period, which clarifies the recognition of stock-based compensation over the required service period, if it is probable that the performance condition will be achieved. This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied prospectively. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and its ongoing financial reporting.
In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity ("CFE"). This new guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE's financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825 to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods therein. Early adoption is permitted using a modified retrospective transition approach as described in the pronouncement. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and its ongoing financial reporting.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate, at each annual and interim reporting period, the company's ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2016 and is not expected to have a material effect on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs. Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. Further, the amendments eliminate the

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

presumption that a general partner should consolidate a limited partnership under the voting interest model, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. As of December 31, 2014, the Company has elected to early adopt such guidance in these consolidated financial statements which resulted in deconsolidation of the Combined Funds. Although total assets and equity significantly decreased as a result of the Combined Funds' deconsolidation, it did not change net income or equity attributable to controlling interests in FSAM.
In April 2015, the FASB issued ASU 2015-03, which changes the presentation of debt issuance costs in a reporting entity's financial statements. Under this new guidance, debt issuance costs will be presented as a direct deduction from the related debt liability instead of an asset. This accounting change is consistent with the current presentation under U.S. GAAP for debt discounts and it also converges the guidance under U.S. GAAP with that in the International Financial Reporting Standards. Debt issuance costs will reduce the proceeds from debt borrowings in the statement of cash flows instead of being presented as a separate caption in the financing section of that statement. Amortization of debt issuance costs will continue to be reported as interest expense in the statement of income. This accounting update does not affect the current accounting guidance for the recognition and measurement of debt issuance costs. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. This guidance is not expected to have a material effect on the consolidated financial statements as it will result in a reclassification on the Consolidated Statements of Financial Condition. Accordingly, there will be no impact on total equity or net income as a result of adoption of this guidance.
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

The following tables provide a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three months ended March 31, 2015:

Beneficial interest in CLO: available-for-sale
Fair value at December 31, 2014	$—
Purchases of investments	3,443,940
Fair value at March 31, 2015	$3,443,940
The Company did not have any financial instruments carried at fair value as of December 31, 2014.
Significant Unobservable Inputs for Level 3 Financial Instruments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 financial instruments, which are carried at fair value as of March 31, 2015:

Assets	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Beneficial interest in CLO: available-for-sale	$3,443,940	Recent market transactions	N/A	N/A	N/A

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

Financial Instruments Disclosed, But Not Carried At Fair Value
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of March 31, 2015 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Subordinated debt interest in CLO: held-to-maturity	$1,043,144	$1,043,144	$—	$—	$1,043,144
Loans payable	4,050,351	4,047,138	—	—	4,047,138
Credit facility payable	15,000,000	15,000,000	—	—	15,000,000
Note payable included in Due to Principal	5,564,451	5,564,451	—	—	5,564,451
Payables to related parties pursuant to tax receivable agreements	47,373,245	42,352,014	—	—	42,352,014
Total	$73,031,191	$68,006,747	$—	$—	$68,006,747
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2014 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Loan payable	$4,000,000	$4,049,110	$—	$—	$4,049,110
Credit facility payable	12,000,000	12,000,000	—	—	12,000,000
Note payable included in Due to Principal	5,564,451	5,564,451	—	—	5,564,451
Payables to related parties pursuant to tax receivable agreements	47,373,245	42,352,014	—	—	42,352,014
Total	$68,937,696	$63,965,575	$—	$—	$63,965,575
The carrying value of the subordinated debt interest in CLO approximates fair value as the Company acquired this interest near period end. The Company utilizes a bond yield approach to estimate the fair value of its loans payable, which are included in Level 3 of the hierarchy. Under the bond yield approach, the Company uses its incremental borrowing rate to determine the present value of the future cash flows streams related to the liability.
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

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

Note 5. Fixed Assets
Fixed assets consist of the following:

	March 31, 2015	December 31, 2014
Furniture, fixtures and equipment	$3,658,563	$3,563,172
Leasehold improvements	7,804,659	7,864,805
Fixed assets, cost	11,463,222	11,427,977
Less: accumulated depreciation and amortization	(1,485,646)	(1,153,714)
Fixed assets, net book value	$9,977,576	$10,274,263
Depreciation and amortization expense related to fixed assets for the three months ended March 31, 2015 and 2014 was $331,932 and $58,406 respectively.
Note 6. Other Assets
Other assets consist of the following:

	March 31, 2015	December 31, 2014
Security deposits	$453,375	$453,375
Fractional interests in aircrafts (a)	3,514,509	3,585,283
Other	170,059	158,700
	$4,137,943	$4,197,358
__________________

(a)
In November 2013, the Company entered into an agreement that entitled it to the use of a corporate aircraft for five years. The amount paid, less the estimated trade-in value, is being amortized on a straight-line basis over the expected five-year term of the agreement. In December 2014, the Company sold half of this interest and entered into an agreement for a second corporate aircraft for five years. Amortization expense for the three months ended March 31, 2015 and 2014 was $70,774 and $68,268, respectively.

Note 7. Due to Former Member
On November 5, 2010, the Company entered into a separation agreement with a member that provided for (i) the repurchase of the member's pro rata share of Part I Fees based on a formula, as defined in the separation agreement, over a five year period ending on September 30, 2015, and (ii) upon the closing of a sale transaction of the Company, the allocation by the managing member to the former member of any proceeds from the sale up to a maximum of $6,000,000. Accordingly, the Company recorded a liability for the present value of the expected future payments of the member's pro rata share of Part I Fees as of the date of the separation agreement and adjusted this liability to fair value at each reporting date. All amounts due to this former member were paid in November 2014. Included in compensation expense for the three months ended March 31, 2014 were fair value adjustments related to this liability that increased compensation expense in the amount of $161,217.
Note 8. Debt
Loan Payable
On October 7, 2013, the Company borrowed $4,000,000 from the Department of Economic and Community Development (the "DECD") of the State of Connecticut. Proceeds from the loan were utilized to partially fund the build-out costs of the Company's new headquarters in Greenwich, CT. The loan bears interest at a fixed rate of 2.5% per annum, matures on November 21, 2023 and requires interest-only payments through November 1, 2017, at which point monthly payments of principal and interest are required until maturity or such time that the loan is repaid in full. As security for the loan, the Company has granted the State of Connecticut a blanket interest in the Company's personal property, subject only to prior security interests permitted by the State of Connecticut. For the three months ended March 31, 2015 and 2014, interest expense related to this loan in the amounts of $24,657 and $24,657, respectively, is included in interest and other income (expense) in the Consolidated Statements of Income.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

Outstanding principal amounts related to this loan maturing over the next five years are as follows:

2015	$—
2016	—
2017	51,551
2018	627,050
2019	642,908
Under the terms of the agreement, the Company is eligible for forgiveness of up to $3,000,000 of the principal amount of the loan based on certain job creation milestones, as mutually agreed to by the Company and the DECD. If the Company is unable to meet these job creation milestones, the DECD may impose a penalty upon the Company in an amount equal to $78,125 per job below the required amount. To date, no penalties have been assessed by the DECD.
Credit Facility
On November 4, 2014, Fifth Street Holdings entered into an unsecured revolving credit facility which matures on November 4, 2019 with certain lenders party thereto from time to time and Sumitomo Mitsui Banking Corporation, as administrative agent and joint lead arranger, and Morgan Stanley Senior Funding, Inc., as syndication agent and joint lead arranger. The revolving credit facility provides for $176 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the revolving credit facility accrue interest at an annual rate of LIBOR plus 2.00% per annum and the unused commitment fee under the facility is 0.30% per annum. The revolving credit facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. The revolving credit facility has a term of five years. As of March 31, 2015, the Company had $15,000,000 of borrowings outstanding under the credit facility which had a fair value of $15,000,000 and was in compliance with all debt covenants.
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
In July 2014, the Company terminated the operating lease for its White Plains, NY office. Under the terms of the agreement with the landlord, the Company paid an early termination fee of $616,852 at that time and was obligated to pay rent through November 30, 2015. Accordingly, upon lease termination, the Company had recognized an additional expense in the amount of $460,658 representing the fair value of the remaining lease obligation. During March 2015, the Company reached an agreement with its landlord to cancel a significant portion of its remaining lease obligation which resulted in a reduction of rent expense in the amount of $341,044.
Capital Commitments
As of March 31, 2015, the Company does not have any unfunded capital commitments.
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

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

Note 10. Related Party Transactions
Due to Principal
On October 29, 2014, the Company issued notes payable to a Principal in the amount of $5,564,451 representing an initial estimate of the undistributed earnings of the Predecessor as of the IPO. Such notes bear interest at 1.0% per annum and are due no later than June 30, 2015. As of March 31, 2015, the Company has accrued an additional $3,482,478 representing the finalization of the amount of undistributed earnings of the Predecessor to the Principal as of the IPO.
Payments Pursuant to Tax Receivable Agreements
As of March 31, 2015, the Company recorded a liability of $47,373,245 representing the payments due to the TRA Recipients under the TRA.
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
For the three months ended March 31, 2015 and 2014, the Company earned $22,977,325 and $22,688,390, respectively, in management fees relating to services provided to the BDCs. As of March 31, 2015 and December 31, 2014, management fees receivable in the amounts of $22,977,325 and $26,508,013, are due from the BDCs. For the three months ended March 31, 2015 and 2014, the Company voluntarily waived $111,240 and $233,800 of management fees from the BDCs, respectively.
Performance fees earned for the three months ended March 31, 2015 totaled $89,602. No performance fees were earned during the three months ended March 31, 2014.
The Company also has entered into administration agreements under which the Company provides administrative services for the BDCs and private funds (collectively, the "Fifth Street Funds"), including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, the Company also performs or oversees the performance of the BDCs' required administrative services, which includes being responsible for the financial records which the BDCs are required to maintain and preparing reports to the BDCs' stockholders and reports filed with the SEC. In addition, the Company assists each of the BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to the each of the BDC's stockholders, and generally overseeing the payment of each Fifth Street Fund's expenses and the performance of administrative and professional services rendered to the funds. For providing these services, facilities and personnel, the Fifth Street Funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, the Company. Included in Revenues — other fees in the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 were $1,201,124 and $1,064,639, respectively, related to amounts charged for the above services provided to the Fifth Street Funds. The Company may also provide, on the BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

administration agreements may be terminated by either the Company or the BDC without penalty upon 60 days' written notice to the other party.
Receivables for reimbursable expenses from the Fifth Street Funds are included within due from affiliates and totaled $2,260,613 and $3,723,160 at March 31, 2015 and December 31, 2014, respectively.
On July 22, 2013, the Company entered into a lease agreement for office space for its headquarters in Greenwich, CT. The landlord is an entity controlled by Leonard M. Tannenbaum. The lease agreement requires monthly rental payments at market rates, expires on September 30, 2024 and can be renewed at the request of the Company for two additional five year periods. Rental payments under this lease of approximately $2,000,000 per year began on October 11, 2014.
The Company's fractional interests in corporate aircrafts are used primarily for business purposes. Occasionally, certain of the members have used the aircraft for personal use. The Company charges these members for such personal use based on market rates. There were no such charges for the three months ended March 31, 2015 and 2014.
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT Exchange LLC (previously IMME LLC), a Delaware limited liability company (“MMKT”). The purpose of MMKT is to develop technology related to the financial services industry. FSM made a total capital contribution of $80,000 for an 80% membership interest in MMKT. The Company has consolidated MMKT in its consolidated financial statements based on its 80% membership interest.
On February 24, 2015, FSM purchased a convertible promissory note (the “MMKT Note”) from MMKT in an aggregate principal amount of $800,000. The MMKT Note bears interest at 8% per annum and matures on August 31, 2016.
In addition, an external party holds $50,000 in principal amount of a convertible promissory note with the same terms as the MMKT Note and the Company recorded $351 of interest expense in the Consolidated Statement of Income associated with this convertible promissory note.
As of March 31, 2015 and December 31, 2014 amounts due to and from affiliates were comprised of the following:

	As of March 31, 2015	As of December 31, 2014
Management fees receivable:
Base management fees receivable - BDCs	$14,476,071	$15,200,933
Part I Fees receivable - BDCs	8,501,254	11,307,080
Collateral management fees receivable - SLF I and SLF II	367,401	351,274
Management fees receivable - FSOF	—	2,500
	$23,344,726	$26,861,787

Performance fees receivable:
Performance fees receivable - FSOF	$89,602	$106,635
	$89,602	$106,635

Due from affiliates:
Reimbursed expenses due from the BDCs	$2,208,917	$3,596,975
Reimbursed expenses due from private funds	51,696	126,185
Due from employees	30,428	59,489
Other amounts due from affiliated entities	76,659	16,893
	$2,367,700	$3,799,542

Due to affiliates:
Distribution payable to former members of Predecessor	$59,316	$59,316
SARs liability	8,663	3,465
	$67,979	$62,781

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

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
Holders of Class B common stock do not have any right to receive dividends (other than dividends consisting of shares of Class B common stock or in rights, options, warrants or other securities convertible or exercisable into or exchangeable for shares of Class B common stock paid proportionally with respect to each outstanding share of Class B common stock) or to receive a distribution upon the dissolution, liquidation or sale of all or substantially all of the Company's assets with respect to their Class B common stock other than the par value of the Class B common stock held.
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
Dividends
On January 15, 2015, the Company's Board of Directors declared an initial quarterly dividend of $0.30 per share on its Class A common stock. The declared dividend was paid on April 15, 2015 to stockholders of record at the close of business on March 31, 2015.
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
For the Three Months Ended March 31, 2015 and 2014

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
Effective December 1, 2012, the Fifth Street operating agreement was amended to include a retirement eligibility vesting clause for then existing members (“equity members”). Members admitted after December 1, 2012, were considered non-equity members as their interests did include the retirement eligibility clause and were accounted for as liabilities using the intrinsic-value method consistent with the above. The amounts paid by the equity members prior to December 1, 2012 for these interests, totaling $2,065,664, which had been accounted for as a liability, were reclassified to members' equity with payments subsequent to December 1, 2012 being accounted for as distributions from equity. The fair value of these awards at that date in the amount of $15,187,787, net of cash paid for the awards, as determined by an independent third party appraisal, was amortized on a straight-line basis over the period to retirement eligibility.
Conversion and Vesting of Member Interests in Predecessor and Fifth Street Holdings L.P.
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
The following table summarizes activity for the three months ended March 31, 2015 and 2014 with respect to the Company's equity classified awards:

Balance at December 31, 2013	$18,243,398
Amortization of granted and purchased interests	(518,712)
Balance at March 31, 2014	$17,724,686

Balance at December 31, 2014	$8,043,058
Amortization of Holdings L.P. Interests	(256,693)
Balance at March 31, 2015	$7,786,365
Included in compensation expense for the three months ended March 31, 2015 and 2014 was $256,693 and $518,712, respectively, of amortization relating to the above equity-classified awards.
As of March 31, 2015, unrecognized compensation cost in the amount of $7,786,365 relating to these equity-based awards is expected to be recognized over a period of approximately 7.58 years.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

The following table summarizes activity for the three months ended March 31, 2015 and 2014 with respect to the Company's liability classified awards, including stock appreciation rights discussed below:

Balance at December 31, 2013	$129,001
Cash received for purchased interests	14,129
Compensation expense	68,700
Payment of liabilities	(68,700)
Balance at March 31, 2014	$143,130

Balance at December 31, 2014	$3,465
Compensation expense	5,198
Balance at March 31, 2015	$8,663
Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan
In connection with the IPO, FSAM's Board of Directors adopted the 2014 Omnibus Incentive Plan pursuant to which the Company granted options to acquire 5,658,970 shares of Class A common stock, 1,174,748 restricted stock units to be settled in shares of Class A common stock and 90,500 stock appreciation rights to be settled in cash.
Equity-based compensation expense, net of assumed forfeitures, is as follows:

Three Months Ended March 31, 2015
Restricted stock units to be settled in Class A common stock	$647,835
Options to acquire shares of Class A common stock	575,384
Stock appreciation rights to be settled in cash	5,198
Total	$1,228,417
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
Additionally, if the Company pays dividends on its outstanding shares of Class A common stock, the holder of the restricted stock units will be credited with dividend equivalents.  For stock dividends, the dividend equivalents will be in the form of additional restricted stock units. For cash dividends, the dividend equivalents will be in the form of cash (without interest or earnings).  Dividend equivalents are subject to the same terms and conditions as the original restricted stock unit award, and are not paid until the vesting and settlement of the underlying shares of Class A common stock to which such dividend equivalents relate.  For the three months ended March 31, 2015, the Company declared a cash dividend of $0.30 per share and accrued dividends in the amount of $275,249 related to unvested restricted stock units which are forfeitable.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

The following table presents unvested restricted stock units' activity for the three months ended March 31, 2015:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - December 31, 2014	1,174,748	$17.00
Granted	9,944	12.57
Vested	—	—
Forfeited	—	—
Balance - March 31, 2015	1,184,692	$16.96
No previously granted restricted stock units vested during the three months ended March 31, 2015. The total compensation expense expected to be recognized in all future periods associated with the restricted stock units, considering assumed annual forfeitures of 5.0%, is $14,538,207 at March 31, 2015, which is expected to be recognized over the remaining weighted average period of 5.58 years.
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
A summary of unvested options activity for the three months ended March 31, 2015 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - December 31, 2014	5,658,970	$18.70	8.03
Granted	—	—	—
Vested	—	—	—
Forfeited or expired	—	—	—
Balance - March 31, 2015	5,658,970	$18.70	8.03
Exercisable at March 31, 2015	—	$—	—	$—
Expected to vest after March 31, 2015	4,654,091	$18.70	8.03	$—
Aggregate intrinsic value represents the value of the Company's closing share price on the last trading day of the year in excess of the weighted average exercise price multiplied by the number of options exercisable or expected to vest. As of March 31, 2015, the Company's closing share price was lower than the weighted average exercise price of the options exercisable or expected to vest. As a result, the options are out of the money and have no intrinsic value.
Compensation expense associated with these options is being recognized on a straight-line basis during the service period of the respective grant. As of March 31, 2015, there was $7,142,672 of total unrecognized compensation expense, net of assumed annual forfeitures of 5.00%, that is expected to be recognized over the remaining weighted average period of 4.33 years.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

Stock Appreciation Rights (“SARs”)
Each SAR represents an unfunded, unsecured right of the holder to receive an amount in cash equal to the excess of the closing price of a Class A common share over the exercise price. The SARs terms and conditions are substantially similar to the provisions of the ten year option grants discussed above and had a grant date fair value of $1.78 per unit. Upon vesting, they will be settled in cash. The fair value of the SARs are re-measured each reporting period until settlement and changes in fair value are charged to compensation expense as the SARs vest over the remaining service period. The amount of the adjustment has been derived based on a grant date fair value using the IPO price of $17.00 per share, multiplied by the number of unvested shares, and expensed over the six year service period. Additionally, the calculation of the expense assumes a forfeiture rate of 5%. The total compensation expense expected to be recognized in all future periods associated with the SARs, considering assumed forfeitures, is approximately $116,094. No SARs were issued during the three months ended March 31, 2015.
A summary of unvested SARs activity for the three months ended March 31, 2015 is presented below:

	SARs	Weighted Average Grant Date Fair Value Per Unit
Balance December 31, 2014	90,500	$1.78
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance March 31, 2015	90,500	$1.78
Note 12. Income Taxes
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
The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The estimated annualized income tax provision for 2015 reflects an effective tax rate of 11.3%. The difference between the annual effective rate of 11.3% and the statutory Federal rate of 35% primarily relates to state taxes and pass-through entity income not subject to income taxes. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Actual provision expense may vary from the annual effective rate for discrete items recorded in the period.
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
For the Three Months Ended March 31, 2015 and 2014

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
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

Three Months Ended March 31, 2015
Numerator for basic and diluted net income per share of Class A common stock:
Net income attributable to Fifth Street Asset Management Inc.	$1,309,330
Denominator for basic net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	6,000,033
Denominator for diluted net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	6,000,033
Dilutive effects of restricted stock units	42,744
Weighted average shares of Class A common stock outstanding - diluted	6,042,777
Earnings per share of Class A common stock:
Net income attributable to Fifth Street Asset Management Inc. per share of Class A common stock, basic	$0.22
Net income attributable to Fifth Street Asset Management Inc. per share of Class A common stock, diluted	$0.22
Shares of Class B common stock have no impact on the calculation of net income per share of Class A common stock as holders of Class B common stock do not participate in net income or dividends, and thus, are not participating securities.
The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from options and unvested restricted units granted in connection with the IPO. Potentially dilutive securities representing an incremental 1,184,692 restricted stock units and 5,658,970 options to acquire Class A common shares for the three months ended March 31, 2015 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
The EPS calculation excludes the assumed conversion of 44,000,000 Fifth Street Holdings limited partnership interest into Class A common shares as the impact would have been anti-dilutive.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

Note 14. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that the following events require disclosure:
On April 2, 2015, FSCO GP contributed a $7.5 million investment into FSOF. This contribution was funded primarily from borrowings under the Company's credit facility.
On April 6, 2015, Fifth Street Management repaid all amounts due to its previous members, including the Principals, in satisfaction of undistributed earnings from the Company’s inception through the date of its IPO.  The aggregate amount repaid was $9.2 million. These payments were funded primarily from borrowings under the Company's credit facility.
On May 11, 2015, FSAM’s Board of Directors declared a quarterly dividend of $0.17 per share on its Class A common stock.  The declared dividend is payable on July 15, 2015 to stockholders of record at the close of business on June 30, 2015.
On May 11, 2015, the board of directors of the Company authorized a share repurchase program of up to $20.0 million of the Company’s Class A common stock. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program will terminate on May 11, 2016, unless earlier terminated or extended by the board of directors of the Company, and may be suspended for periods or discontinued at any time.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q.
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
Our Business
We are a leading alternative asset manager with approximately $6.3 billion of assets under management. The funds we manage provide innovative and flexible financing solutions to small and mid-sized companies across their capital structures, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $500 million. As of March 31, 2015, 88.6% of our assets under management reside in publicly-traded permanent capital vehicles, consisting of FSC and FSFR.
Our direct origination platform is sustained by strong relationships with over 300 private equity sponsors. We believe we are differentiated from other alternative asset managers by our structuring flexibility, financial strength and a reputation for delivering on commitments. We provide innovative and customized credit solutions across the capital structure, including one-stop financing, unitranche debt, senior secured debt, mezzanine debt, equity co-investments, healthcare asset-backed lending and venture debt financing. Our platform targets loans for investment of up to $250 million and will have the ability to structure and syndicate loans of up to $500 million. Fifth Street Management was named the 2014 "Senior Lender of the Year" by the Association for Corporate Growth (ACG) New York Chapter and The M&A Advisor, the 2013 "Lender Firm of the Year" by The M&A Advisor and the 2013 "Lender of the Year" by Mergers & Acquisitions Magazine.
Since Fifth Street's founding in 1998, we have grown into an asset manager with approximately 100 employees, half of which are investment professionals. Our management team has a proven 17-year track record across market cycles using a disciplined investment process. Our growth has been facilitated through a scalable operating platform.
Collateralized Loan Obligation
On February 19, 2015, we securitized Fifth Street Senior Loan Fund I, LLC, a $309.5 million collateralized loan obligation ("CLO"). SLF I is primarily invested in middle market senior secured loans sourced and originated through the Fifth Street platform. The vehicle has a four-year reinvestment period. The manager for SLF I is Fifth Street Management. As compensation for the performance of its obligations under the collateral management agreement, Fifth Street Management is entitled to receive collateral management fees and performance fees.
Historical Organization and Consolidated Basis of Presentation
The historical financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the discussion herein of the historical results of operations and financial condition are presented for FSAM for the period after its initial public offering and for the Fifth Street Management Group for all preceding periods. Prior to our Reorganization and initial public offering, we operated our investment advisory business through a number of affiliated entities, all of which were either wholly or substantially owned and/or under the voting control of Leonard M. Tannenbaum. Fifth Street Management Group is considered the predecessor to FSAM for accounting purposes under GAAP.
We conduct substantially all of our operations through one reportable segment that provides asset management services to our alternative investment vehicles. We generate all of our revenue in the United States.
After the completion of our initial public offering, we became the general partner of Fifth Street Holdings and acquired a 12.0% limited partnership interest in Fifth Street Holdings. Accordingly, Fifth Street Holdings and its wholly-owned subsidiaries (including Fifth Street Management) are consolidated in our financial statements. We have presented the Consolidated Statements of Income after giving effect to the Reorganization as discussed below. All amounts attributable to our Predecessor are recorded as "Net income attributable to Predecessor" within the consolidated financial statements. Subsequent to November 4, 2014, 88.0% of the net income attributable to Fifth Street Holdings limited partnership interests is recorded as "net income attributable to non-controlling interests in Fifth Street Holdings."

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
Our Initial Public Offering ("IPO")
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

The diagram below depicts our organizational structure as of March 31, 2015:

Public Stockholders (1)
Principals (2)
Class A common stock
Class B common stock
Fifth Street Asset Management Inc.
Holdings Limited Partners (3)
GP interest
12.0 % LP interests
88.0% LP interests
Fifth Street Holdings LP
100% Membership interests
100% Membership interests
FSCO GP LLC (4)
Fifth Street Management LLC (5)
Investment Adviser Or Manager
Fifth Street Finance Corp.
Fifth Street Senior Floating Rate Corp.
Senior Loan Funds (FS SLF I and SLF II) (6)
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

(5)
The direct subsidiaries of Fifth Street Management are Fifth Street EIV, FSC CT LLC, FSC LLC and FSC Midwest LLC. Fifth Street Management owns approximately 11% of the equity interests of SLF I. FSC CT LLC is the primary employer of our employees located in Connecticut and is the tenant to our Connecticut headquarters lease and performs certain administrative functions for our business. FSC LLC is the tenant under certain of our office leases and holds 100% of the equity interests of Fifth Street Capital LLC, the owner of Fifth Street Capital West LLC. FSC Midwest LLC and Fifth Street Capital West LLC employ certain of our employees, are tenants under certain of our office leases and perform certain other administrative functions for our business.

(6)	Fifth Street Management serves as the collateral manager to SLF I and SLF II.
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

We intend, if market conditions warrant, to grow by increasing AUM in existing businesses and expanding into new investment strategies, geographic markets and businesses. We may develop new strategies and funds organically through our existing platform. For example, in February 2015, we closed out first CLO under management, SLF I. We may also pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, which may include entering into new lines of business. As previously disclosed, we have invested approximately $880,000 to date in MMKT Exchange LLC (“MMKT”) through the purchase of a convertible note and common membership interests.  MMKT is a financial technology company that seeks to bring increased liquidity and transparency to middle market loans.  MMKT is currently seeking external equity financing to execute on its strategy.  MMKT is consolidated for financial reporting purposes, as Fifth Street Management owns 80% of the common membership interests, and may in the near term have a negative impact on earnings.
Historically, substantially all of our revenues were generated from our BDCs. As we continue to expand our non-BDC funds and develop new funds and products, we expect that the fee structures and arrangements from which we derive our revenues could be different and, potentially, less favorable to us. In addition, the nature of these funds and lines of business may be different and subject to different risks and uncertainties than our BDCs. We believe, however, that there are significant opportunities and that we are well-positioned to grow our existing investment vehicles, launch additional credit strategies, develop new products and funds and continue to grow as a diversified asset manager.

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
Income before income tax benefit (provision) is the GAAP financial measure most comparable to Adjusted Net Income. The following table provides a reconciliation of income before income tax benefit (provision) to Adjusted Net Income (shown in thousands):

	Three months ended March 31,
	2015	2014
Income before provision for income taxes	$12,050	$14,489
Adjustments:
Compensation-related charges (a)(b)	1,485	519
Lease termination charges (c)	(71)	—
Adjusted Net Income (d)	$13,464	$15,008
__________________

(a)
For the three months ended March 31, 2015 and 2014, this amount includes $0.3 million and $0.5 million, respectively, of amortization expense relating to certain equity-classified compensation awards. As of the date of our IPO, the $8.2 million unamortized portion of these awards represented the fair value at their respective grant dates as determined by an independent third party appraisal net of cash paid for the awards and is being amortized on a straight-line basis over an eight year vesting period.

(b)
For the three months ended March 31, 2015, this amount includes $1.2 million of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our IPO.

(c)	Includes non-recurring charges for termination payments and related exit costs accrued at present value relating to our office leases.

(d)	Adjusted Net Income is presented on a pre-tax basis.
Assets under management
AUM is an operating metric that is commonly used in the alternative asset management industry. AUM refers to assets under management of the Fifth Street Funds and material control investments of these funds. Our calculations of fee-earning AUM and AUM may differ from the calculations of other alternative asset managers and, as a result, this measure may not be comparable to similar measures presented by others. Our AUM equals the sum of the following:

•	the net asset value, or NAV of such funds and investments;

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions); and

•	uncalled committed debt and equity capital (including commitments to funds that have yet to commence their investment periods).

The following table provides a roll-forward of AUM for the three months ended March 31, 2015 and 2014 (shown in thousands):

	Three months ended March 31,
	2015	2014
Beginning balance	$6,301,260	$4,377,364
Commitments and equity raises	291,191	43,909
Subscriptions, deployments and changes in leverage	(323,325)	391,055
Redemptions and distributions	(34,545)	(36,304)
Change in fund value	40,628	33,255
Ending balance	$6,275,209	$4,809,279
Average AUM	$6,288,235	$4,593,322
The following tables provide a roll-forward of AUM by fund strategy for the three months ended March 31, 2015 and 2014 (shown in thousands):

	Three months ended March 31, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,911,422	$791,103	$74,710	$524,025	$6,301,260
Commitments and equity raises	—	175,000	17,650	98,541	291,191
Subscriptions, deployments and changes in leverage	(266,509)	(53,122)	1,162	(4,856)	(323,325)
Redemptions and distributions	(23,262)	(8,840)	—	(2,443)	(34,545)
Change in fund value	25,406	6,543	1,703	6,976	40,628
Ending balance	$4,647,057	$910,684	$95,225	$622,243	$6,275,209
Average AUM	$4,779,240	$850,894	$84,967	$573,134	$6,288,235

	Three months ended March 31, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,364	$4,148,794	$213,873	$10,333	$—	$4,377,364
Commitments and equity raises	—	—	—	4,750	39,159	43,909
Subscriptions, deployments and changes in leverage	(40)	201,628	9,926	2,571	176,970	391,055
Redemptions and distributions	—	(34,771)	(1,533)	—	—	(36,304)
Change in fund value	1,082	30,100	1,704	391	(22)	33,255
Ending balance	$5,406	$4,345,751	$223,970	$18,045	$216,107	$4,809,279
Average AUM	$4,885	$4,247,272	$218,922	$14,189	$108,054	$4,593,322

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
The following table provides a roll-forward of fee-earning AUM for the three months ended March 31, 2015 and 2014 (shown in thousands):

	Three months ended March 31,
	2015	2014
Beginning balance	$5,554,013	$3,929,065
Commitments and equity raises	66,188	16,172
Subscriptions, deployments and changes in leverage	(301,955)	408,721
Redemptions and distributions	(34,545)	(36,304)
Change in fund value	39,640	32,807
Ending balance	$5,323,341	$4,350,461
Average fee-earning AUM	$5,438,677	$4,139,763
Effective annualized management fee rate	1.73%	2.19%
The following tables provide a roll-forward of fee-earning AUM by fund strategy for the three months ended March 31, 2015 and 2014 (shown in thousands):

	Three months ended March 31, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,366,621	$662,654	$39,301	$485,437	$5,554,013
Commitments and equity raises	—	—	—	66,188	66,188
Subscriptions, deployments and changes in leverage	(273,895)	(22,564)	561	(6,057)	(301,955)
Redemptions and distributions	(23,262)	(8,840)	—	(2,443)	(34,545)
Change in fund value	25,406	6,543	715	6,976	39,640
Ending balance	$4,094,870	$637,793	$40,577	$550,101	$5,323,341
Average fee-earning AUM	$4,230,746	$650,223	$39,939	$517,769	$5,438,677
Fee-earning AUM decreased to $5.3 billion as of March 31, 2015, which represented a $230.7 million, or 4.2%, decrease from $5.6 billion as of December 31, 2014. The net decrease in fee-earning AUM was primarily due to $296.5 million net reduction of leverage at our BDCs, which was partially offset by $66.2 million of incremental investment capacity as a result of the securitization of SLF I.

	Three months ended March 31, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,001	$3,776,195	$148,869	$—	$—	$3,929,065
Commitments and equity raises	—	—	—	—	16,172	16,172
Subscriptions, deployments and changes in leverage	—	329,831	52,119	1,200	25,571	408,721
Redemptions and distributions	—	(34,771)	(1,533)	—	—	(36,304)
Change in fund value	1,013	30,100	1,704	12	(22)	32,807
Ending balance	$5,014	$4,101,355	$201,159	$1,212	$41,721	$4,350,461
Average fee-earning AUM	$4,507	$3,938,775	$175,014	$606	$20,861	$4,139,763
Fee-earning AUM increased to $4.4 billion as of March 31, 2014, which represented a $421.4 million, or 10.7%, increase from $3.9 billion as of December 31, 2013. The net increase in fee-earning AUM was primarily due to $244.4 million of debt capital raised at FSC and the closing of SLF I, which produced $41.7 million of fee-earning AUM at period end.

Overview of Results of Operations
Revenues
For the three months ended March 31, 2015 and 2014, 94.8% and 95.5%, respectively, of our revenues came from management fees (including 34.2% and 36.9%, respectively, of Part I Fees) from the BDCs and private funds.
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
Pursuant to our investment management agreements with our senior loan funds, we are entitled to receive quarterly management fees from SLF I and SLF II that are calculated and payable in arrears pursuant to a "waterfall" structure. Under this "waterfall" structure, we are entitled to receive a senior collateral management fee at an annualized rate, for both SLF I and SLF II, of 0.25% of the average principal balance during the period and a subordinated collateral management fee at an annualized rate of 0.25%, for SLF I, and 0.175%, for SLF II, of the average principal balance during the period, in each case to the extent there are sufficient funds available for distribution at the applicable level in the hierarchy. The management fees are paid by SLF I's and SLF II's respective warehouse subsidiaries pursuant to the "waterfall" contained in the loan and security agreement under which the related warehouse financing is provided. If Fifth Street Management ceases to be the investment manager to either SLF I or SLF II during a quarter, it will be entitled to any accrued but unpaid management fees through the date of its removal from such fund.
In connection with the securitization of SLF I, the investment management agreement, dated as of February 18, 2014, by and between SLF I and Fifth Street Management, was terminated. As compensation for the performance of its obligations under the new collateral management agreement, Fifth Street Management is entitled to receive a collateral management fee of 0.25% per annum based on the aggregate principal amount of certain collateral, as calculated on a quarterly basis pursuant to the terms of the indenture.
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
Pursuant to our investment management agreement with SLF I, we were entitled to a performance fee in an amount equal to 20% of the excess cash flow after the subordinated debt investors have achieved a specified internal rate of return. In connection with the securitization of SLF I, the investment management agreement, dated as of February 18, 2014, by and between SLF I and Fifth Street Management, was terminated. As compensation for the performance of its obligations under the collateral management agreement, Fifth Street Management is entitled to receive a collateral management incentive fee after the subordinated debt issued by the CLO has realized a specified internal rate of return.

Other Fees
FSC CT LLC is party to administration agreements with our BDCs and Fifth Street Management under which we provide administrative services for our BDCs and private funds, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, we also perform or oversee the performance of our BDCs' and private funds' required administrative services, which includes being responsible for the financial records which our BDCs and private funds are required to maintain and preparing reports to our BDCs' stockholders and reports filed with the SEC. In addition, we assist each of our BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to each of our BDC's stockholders, and generally overseeing the payment of each of our BDC's and private fund's expenses and the performance of administrative and professional services rendered to such BDC or private fund by others. For providing these services, facilities and personnel, the private funds reimburse us the allocable portion of direct fund expenses paid on their behalf and the BDCs reimburse us the allocable portion of direct expenses, as well as overhead and other expenses incurred by us in performing our obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, us. These reimbursements are included in Revenues - Other fees in the consolidated statements of income and the expenses are included in compensation and benefits and general, administrative and other expenses. We may also provide, on our BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements may be terminated by either us or our BDCs without penalty upon 60 days' written notice to the other party.
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
Income taxes.  Prior to our Reorganization and IPO, substantially all of the Fifth Street Management Group's earnings flowed through to its owners without being subject to entity level income taxes. Accordingly, no provision for income taxes has been recorded in historical periods. As a result of these transactions, the portion of our income attributable to Fifth Street Asset Management Inc. and other taxable entities within the post-IPO structure are now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates.
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
Net income attributable to Predecessor
Net income attributable to Predecessor represents 100% of the net income earned by Fifth Street Management Group, our predecessor, prior to the Reorganization and IPO. Such earnings include all charges related to the Reorganization which was effectuated immediately prior to the closing of our IPO on November 4, 2014.

Net income attributable to non-controlling interests in Fifth Street Holdings L.P.
Net income attributable to non-controlling interests in Fifth Street Holdings L.P. represents the 88.0% allocable ownership interests held by the Holdings LPs and the resulting pro rata allocation of our net operating results as a result of the Reorganization and IPO.
Results of Operations
Three months ended March 31, 2015 compared to three months ended March 31, 2014
Revenues
Management fees.  Total management fees were $23.6 million for the three months ended March 31, 2015, which represented a $0.9 million, or 3.9%, increase from $22.7 million for the three months ended March 31, 2014. This increase was primarily due to a $0.6 million increase in management fees from SLF I, SLF II and FSOF. Additionally, base management fees earned from the BDCs increased $0.3 million which was partially offset by $0.2 million decrease in Part I Fees.
Performance fees.  Performance fees earned from FSOF were $0.1 million for the three months ended March 31, 2015. There were no performance fees for the three months ended March 31, 2014 as FSOF did not have fee-earning AUM during that period.
Other fees.  Other fees were $1.2 million for the three months ended March 31, 2015, which represented a $0.1 million, or 12.8%, increase from $1.1 million for the three months ended March 31, 2014. The increase was primarily due to a slightly higher level of allocable direct fund expenses, compensation and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $9.3 million for the three months ended March 31, 2015, which represented a $1.9 million, or 26.2%, increase from $7.4 million for the three months ended March 31, 2014. The increase was primarily due to $1.2 million of equity-based compensation charges related to grants under the 2014 Omnibus Incentive Plan in connection with our IPO. In addition to these charges, we experienced a net increase in headcount of 20 employees during the year-over-year period.
Fund offering and start-up expenses.  There were no fund offering and start-up expenses for the three months ended March 31, 2015. For the three months ended March 31, 2014, fund offering and start-up expenses were $0.1 million which primarily consisted of expenses associated with the formation of FSOF and SLF I.
General, administrative and other.  General, administrative and other expenses were $2.8 million for the three months ended March 31, 2015, which represented a $1.2 million, or 73.3%, increase from $1.6 million for the three months ended March 31, 2014. The increase was primarily due to additional professional fees, travel, insurance and board fees as compared to the year ago period.
Depreciation and amortization.  Depreciation and amortization expense was $0.4 million for the three months ended March 31, 2015, which represented a $0.3 million, or 217.9%, increase from $0.1 million for the three months ended March 31, 2014. The increase was primarily due to depreciation on fixed assets related to the construction of our new corporate headquarters in Greenwich, CT.
Other income (expense)
For the three months ended March 31, 2015, other income (expense) primarily consisted of $0.4 million of interest expense incurred on our credit facility, partially offset by $0.2 million of income from equity method investments.
Provision for income taxes
The income tax expense of $1.2 million for the three months ended March 31, 2015 reflects the quarterly portion of our expected annual tax provision expense.
Net income
Net income was $10.8 million for the three months ended March 31, 2015, which represented a $3.7 million, or 25.3%, decrease from $14.5 million for the three months ended March 31, 2014. The decrease was primarily due to the income and expense variances discussed above.

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
We primarily use our operating cash flow to pay compensation and benefits, general, administrative and other expenses, state and local taxes, debt service, capital expenditures and dividends in accordance with our dividend policy described below. Our cash flows, together with the proceeds from our credit facility, are also used to fund investments, fixed assets and other capital items, such as repurchases of our Class A common stock under our newly authorized share repurchase program. If cash flow from operations were insufficient to fund distributions over a sustained period of time, we would utilize our credit facility to satisfy such distributions. We expect that our cash and liquidity requirements in the next 12 months will be met primarily through cash generated by our operations.
Cash Flows
Three months ended March 31, 2015 Compared to three months ended March 31, 2014
Net cash provided by operating activities was $10.0 million for the three months ended March 31, 2015, which represented an $8.3 million decrease from $18.3 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in net income of $3.7 million for the period, with the remainder due to the timing of collection of management fees and the timing of annual discretionary bonuses paid to employees.
Net cash used in investing activities was $0.4 million for the three months ended March 31, 2015, which represented a $5.7 million decrease from $6.1 million for the three months ended March 31, 2014. The decrease was primarily due to a higher level of capital expenditures in the year-ago period in connection with the construction of our new corporate headquarters.
Net cash used in financing activities was $11.5 million for the three months ended March 31, 2015, which represented a $4.2 million decrease from $7.3 million for the three months ended March 31, 2014. The decrease was due to a higher level of distributions to our equity members in the current period as compared to the year-ago period.
Revolving Credit Facility
On November 4, 2014, Fifth Street Holdings entered into a credit agreement, or the Credit Agreement, for a revolving credit facility, or the Credit Facility, that was jointly led by Morgan Stanley Senior Funding, Inc. and Sumitomo Mitsui Banking Corporation. We intend to use the Credit Facility, together with available cash, to, among other things: (i) provide capital to facilitate the growth of our existing businesses and funds, (ii) fund a portion of our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into complementary businesses and funds, (iv) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement, (v) provide working capital, and, potentially, seed capital for future investments and (vi) fund distributions to us so that we may pay dividends to our stockholders. As of March 31, 2015, we had $15.0 million of outstanding borrowings under the Credit Facility.
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
We were in compliance with all covenants under the Credit Facility as of March 31, 2015.

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
Under the Delaware General Corporation Law (the "DGCL"), we may only pay dividends from legally available surplus or, if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Surplus is defined as the excess of a company's total assets over the sum of its total liabilities plus the par value of its outstanding capital stock. Under the DGCL, our Board of Directors can use the fair value of assets and liabilities, rather than book value, in making this determination. Under the Delaware Limited Partnership Act, Fifth Street Holdings may not make a distribution to a partner if, after the distribution, all its liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If Fifth Street Holdings were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to Fifth Street Holdings for the amount of the distribution for three years.
On January 15, 2015, our Board of Directors declared an initial quarterly dividend of $0.30 per share on our Class A common stock. The declared dividend was paid on April 15, 2015 to stockholders of record at the close of business on March 31, 2015.
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
As of March 31, 2015, we did not have any unfunded capital commitments.

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
Under the consolidation guidance, we determine whether we are the primary beneficiary of a VIE at the time we become involved with a VIE and reconsider that conclusion continually. In evaluating whether we are the primary beneficiary, we evaluate our economic interests in the entity held either directly by us and our affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that we are not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by us, affiliates of ours or third parties) or amendments to the governing documents of the respective investment funds could affect an entity's status as a VIE or the determination of the primary beneficiary. At each reporting date, we assess whether we are the primary beneficiary and will consolidate or deconsolidate accordingly.
For equity investments where we do not control the investee, and where we are not the primary beneficiary of a variable interest entity, but can exert significant influence over the financial and operating policies of the investee, we follow the equity method of accounting. The evaluation of whether we exert control or significant influence over the financial and operational policies of its investees requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms and structure of the investment agreement, including investor voting or other rights, the terms of our investment advisory agreement or other agreements with the investee, any influence we may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between us and other investors in the entity.
Effect of Deconsolidation
During the year ended December 31, 2014, we formed the following entities (collectively referred to as the "Combined Funds") whose financial results were included in our financial statements in previous filings with the SEC:

•
FSCO GP LLC ("FSCO GP"), a Delaware limited liability company, formed on January 6, 2014 to serve as the general partner of Fifth Street Opportunities Fund, L.P. ("FSOF," formerly Fifth Street Credit Opportunities Fund, L.P.), which primarily invests in yield-oriented corporate credit assets and equities; and

•
Fifth Street EIV, LLC ("Fifth Street EIV"), a Delaware limited liability company formed on February 7, 2014 to hold Fifth Street Management's equity interest in Fifth Street Senior Loan Fund I, LLC ("SLF I"), which primarily invests in senior secured loans to middle market companies.

•
Fifth Street EIV II, LLC ("Fifth Street EIV II"), a Delaware limited liability company formed on July 10, 2014 to hold certain of our employees' equity interests in Fifth Street Senior Loan Fund II, LLC ("SLF II"), which primarily invests in senior secured loans to middle market companies.

Such Combined Funds were included in the financial statements based on the then existing consolidation guidance. In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"). We have elected to early adopt such guidance, which resulted in deconsolidation of the Combined Funds. We determined that these entities were variable interest entities of which we were not the primary beneficiary because under

ASU 2015-02 our fee arrangements are commensurate with the level of effort performed and include only customary terms do not represent variable interests. There was no gain or loss recognized as a result of the deconsolidation of the Combined Funds. Although total assets and equity significantly decreased as a result of the Combined Funds' deconsolidation, it did not change net income or equity attributable to controlling interests in FSAM. We will continue to earn management and/or performance fees from these funds.
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
Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements for a description of recent accounting pronouncements including those adopted during the three months ended March 31, 2015.
Recent Developments
See Note 14 to the consolidated financial statements for a description of recent developments that have occurred subsequent to March 31, 2015.

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
Assuming an incremental 10% change in fair value of the funds' investments as of March 31, 2015, we calculated an increase in base management fees earned of $1.4 million in the case of an increase in value and a decrease in base management fees earned of $1.4 million in the case of a decline in value for the three months ended March 31, 2015. Such a change in fair value would not have a material impact on Part I Fees.
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
Changes in the fair values of funds' investments may materially impact performance fees depending on the respective funds' performance relative to applicable hurdles or benchmarks. Based on an incremental 10% change in fair value of the funds' investments as of March 31, 2015, there would be no material impact on performance fees for the three months ended March 31, 2015.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On May 11, 2015, our Board of Directors declared a quarterly dividend of $0.17 per share on our Class A common stock. The declared dividend is payable on July 15, 2015 to stockholders of record at the close of business on June 30, 2015.
On May 11, 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. Under the repurchase program, we are authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program will terminate on May 11, 2016, unless earlier terminated or extended by our Board of Directors, and may be suspended for periods or discontinued at any time.
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
Date: May 15, 2015