Form 10-Q
period 2015-06-30
Fifth Street Asset Management Inc.
filed 2015-08-13
CIK 1611988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of August 13, 2015 was 5,926,775. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of August 13, 2015 was 42,856,854.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended, (the "Exchange Act"), that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. We believe these factors include, but are not limited to, those described under "Risk Factors" in this Quarterly Report on Form 10-Q and in "Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC's website at www.sec.gov. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Unless the context otherwise requires, references to "we," "us," "our" and "the Company" are intended to mean the business and operations of Fifth Street Asset Management Inc. and its consolidated subsidiaries since the consummation of our initial public offering on November 4, 2014. When used in the historical context (i.e., prior to November 4, 2014), these terms are intended to mean the business and operations of Fifth Street Management Group.
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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Fifth Street Asset Management Inc.
 Consolidated Statements of Financial Condition

	As of
	June 30, 2015	December 31, 2014
Assets	(unaudited)
Cash and cash equivalents	$1,469,850	$3,238,008
Management fees receivable (includes Part I Fees of $8,928,563 and $11,307,080 at June 30, 2015 and December 31, 2014, respectively)	23,065,693	26,861,787
Performance fees receivable	76,855	106,635
Prepaid expenses	795,591	1,150,013
Investments in equity method investees	6,412,635	4,115,429
Subordinated debt interest in CLO: held-to-maturity	1,043,144	—
Beneficial interest in CLO: available-for-sale (cost: $3,589,727)	3,022,329	—
Due from affiliates	1,990,691	3,799,542
Fixed assets, net	10,040,992	10,274,263
Deferred tax assets	55,900,659	57,972,039
Deferred financing costs	2,181,099	2,432,764
Other assets	5,289,719	4,197,358
Total assets	$111,289,257	$114,147,838
Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$2,145,028	$3,045,651
Accrued compensation and benefits	6,468,078	11,095,548
Income taxes payable	—	361,052
Loans payable	4,153,255	4,000,000
Credit facility payable	33,000,000	12,000,000
Dividend payable	1,445,411	—
Due to Principal	—	9,063,792
Due to affiliates	13,861	62,781
Deferred rent liability	3,173,252	3,261,434
Payable to related parties pursuant to tax receivable agreements	47,373,245	47,373,245
Total liabilities	97,772,130	90,263,503
Commitments and contingencies
Equity
Class A common stock, $0.01 par value 500,000,000 shares authorized; 5,926,775 and 6,000,033 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	59,267	60,000
Class B common stock, $0.01 par value 50,000,000 shares authorized; 42,856,854 shares issued and outstanding as of June 30, 2015 and December 31, 2014	428,569	428,569
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	7,244,720	4,975,073
Accumulated other comprehensive loss	(40,575)	—
Retained earnings	945,531	1,288,995
Total stockholders' equity, Fifth Street Asset Management Inc.	8,637,512	6,752,637
Non-controlling interests in Fifth Street Holdings L.P.	4,879,615	17,131,698
Total equity	13,517,127	23,884,335
Total liabilities and equity	$111,289,257	$114,147,838

All management and performance fees are earned from affiliates of the Company. See notes to Consolidated Financial Statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Income
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues		(see Note 1)		(see Note 1)
Management fees (includes Part I Fees of $8,928,563 and $8,958,572 and $17,429,817 and $17,739,080 for the three and six months ended June 30, 2015 and 2014, respectively)	$23,058,289	$22,451,668	$46,637,687	$45,154,394
Performance fees	(12,747)	—	76,855	—
Other fees	1,120,621	953,415	2,321,745	2,018,054
Total revenues	24,166,163	23,405,083	49,036,287	47,172,448
Expenses
Compensation and benefits	9,225,279	11,805,604	18,532,965	19,181,182
Fund offering and start-up expenses	—	144,905	—	290,753
General, administrative and other expenses	2,633,265	2,442,418	5,434,574	4,058,594
Depreciation and amortization	417,692	106,234	820,398	232,908
Total expenses	12,276,236	14,499,161	24,787,937	23,763,437
Other income (expense)
Interest income	171,032	5,001	183,140	9,639
Interest expense	(458,999)	(24,932)	(830,180)	(49,589)
Income (loss) from equity method investments	—	108,468	(9,952)	113,912
Other income, net	61,000	66,000	122,000	66,000
Total other income (expense), net	(226,967)	154,537	(534,992)	139,962
Income before provision for income taxes	11,662,960	9,060,459	23,713,358	23,548,973
Provision for income taxes	1,315,041	—	2,537,107	—
Net income	10,347,919	9,060,459	21,176,251	23,548,973
Net income attributable to Predecessor	—	(9,060,459)	—	(23,548,973)
Net income attributable to non-controlling interests in Fifth Street Holdings L.P.	(9,141,173)	—	(18,660,175)	—
Net income attributable to Fifth Street Asset Management Inc.	$1,206,746	$—	$2,516,076	$—

Net income per share attributable to Fifth Street Asset Management Inc. Class A common stock: Basic and Diluted	$0.20		$0.42
Weighted average shares of Class A common stock outstanding - Basic	5,968,353		5,984,193
Weighted average shares of Class A common stock outstanding - Diluted	5,976,746		5,992,657

 All revenues are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Comprehensive Income
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
		(See Note 1)		(See Note 1)
Net income	$10,347,919	$9,060,459	$21,176,251	$23,548,973
Other comprehensive income (loss):
Adjustment for change in fair value on available-for-sale securities	(567,398)	—	(567,398)	—
Tax effect on adjustment for change in fair value on available-for-sale securities	26,780	—	26,780	—
Total comprehensive income	9,807,301	9,060,459	20,635,633	23,548,973
Less: Comprehensive income attributable to Predecessor	—	(9,060,459)	—	(23,548,973)
Less: Comprehensive income attributable to non-controlling interests in Fifth Street Holdings L.P.	(8,641,130)	—	(18,160,132)	—
Comprehensive income attributable to Fifth Street Asset Management Inc.	$1,166,171	$—	$2,475,501	$—

See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statement of Changes in Equity
For the Six Months Ended June 30, 2015
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests in Fifth Street Holdings L.P.	Total Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2014	6,000,033	$60,000	42,856,854	$428,569	$4,975,073	$—	$1,288,995	$17,131,698	$23,884,335
Capital contributions	—	—	—	—	—	—	—	20,000	20,000
Distributions to Holdings limited partners	—	—	—	—	—	—	—	(30,046,334)	(30,046,334)
Accrued and paid dividends - $0.47 per Class A common share	—	—	—	—	—	—	(2,807,562)	—	(2,807,562)
Accrual of dividends on restricted stock units	—	—	—	—	—	—	(51,978)	(385,881)	(437,859)
Repurchase of Class A common stock	(73,258)	(733)	—	—	(697,253)	—	—	—	(697,986)
Amortization of equity-based compensation	—	—	—	—	2,966,900	—	—	—	2,966,900
Change in fair value on available-for-sale securities, net of tax						(40,575)		(500,043)	(540,618)
Net income	—	—	—	—	—		2,516,076	18,660,175	21,176,251
Balance, June 30, 2015	5,926,775	$59,267	42,856,854	$428,569	$7,244,720	$(40,575)	$945,531	$4,879,615	$13,517,127

See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30
	2015	2014
Cash flows from operating activities		(see Note 1)
Net income	$21,176,251	$23,548,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	678,852	118,407
Amortization of fractional interests in aircrafts	141,546	114,501
Amortization of deferred financing costs	251,665	—
Amortization of equity-based compensation	2,977,296	3,364,971
Interest income accreted on beneficial interest in CLO	(145,787)	—
Reclassification of distributions to former member	—	800,381
Income (loss) from equity method investments	9,952	(113,912)
Deferred taxes	2,098,160	—
Fair value adjustment – due to former member	—	136,572
Deferred rent	(88,182)	937,430
Changes in operating assets and liabilities:
Management fees receivable	3,796,094	(1,243,895)
Performance fees receivable	(76,855)	—
Prepaid expenses	354,422	(399,905)
Due from affiliates	1,808,851	2,466,616
Other assets	(33,908)	82,002
Accounts payable and accrued expenses	(900,623)	2,007,726
Accrued compensation and benefits	(4,627,470)	4,825,232
Income taxes payable	(361,052)	—
Due to Principal	(16,863)	—
Due to affiliates	(59,316)	(2,528,204)
Due to former member	—	1,199,726
Net cash provided by operating activities	26,983,033	35,316,621
Cash flows from investing activities
Purchases of fixed assets	(445,580)	(7,176,023)
Purchases of equity method investments	(7,500,000)	(2,185,048)
Distributions received from equity method investments	225,282	—
Purchases of beneficial interest in CLO	(612,889)	—
Net cash used in investing activities	(8,333,187)	(9,361,071)
Cash flows from financing activities
Borrowings under credit facility	27,000,000	—
Repayments under credit facility	(6,000,000)	—
Repayments of notes payable	(9,046,929)
Proceeds from issuance of loans payable	153,255	—
Capital contributions from non-controlling interests	20,000	—
Capital contributions from members	—	—
Distributions to members	(30,046,334)	(29,581,604)
Distributions to Class A shareholders	(1,800,010)	—
Repurchases of Class A common shares	(697,986)	—
Net cash used in financing activities	(20,418,004)	(29,581,604)
Net decrease in cash and cash equivalents	(1,768,158)	(3,626,054)
Cash and cash equivalents, beginning of period	3,238,008	4,015,728
Cash and cash equivalents, end of period	$1,469,850	$389,674

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$548,445	$49,589
Cash paid during the period for income taxes	$800,000	$—
Non-cash investing activities:
Non-cash distributions received from equity method investments	$5,074,195	$—
Non-cash purchases of subordinated debt interest in CLO	$1,043,144	$—
Non-cash purchases of beneficial interest in CLO	$2,831,051	$—
Non-cash financing activities:
Non-cash capital contribution by member	$—	$1,000,000
Non-cash distribution to member	$—	$(1,000,000)
Non-cash contribution to FSOF	$106,635	$—
Non-cash distribution from FSOF	$106,635	$—

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
After the completion of the IPO, FSAM became the general partner of Fifth Street Holdings and acquired a 12.0% limited partnership interest in Fifth Street Holdings. Accordingly, Fifth Street Holdings and its wholly-owned subsidiaries (including FSM) are consolidated in FSAM's financial statements. The Company has presented the Consolidated Statements of Income after giving effect to the Reorganization, as discussed above. All amounts attributable to the Company's Predecessor are recorded as "Net income attributable to Predecessor" within the consolidated financial statements. Subsequent to November 4, 2014, the portion of the net income attributable to Fifth Street Holdings limited partnership interests is recorded as "net income attributable to non-controlling interests in Fifth Street Holdings."
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

Such Combined Funds were included in the financial statements based on the then existing consolidation guidance. In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"), as discussed in Note 2. The Company has elected to early adopt such guidance, which resulted in deconsolidation of the Combined Funds. The Company determined that these entities were variable interest entities and that the Company was not the primary beneficiary because under ASU 2015-02, the Company's fee arrangements, which are commensurate with the level of effort performed and include only customary terms, do not represent variable interests. Also see Note 2 for the related disclosures for certain unconsolidated variable interest entities. There was no gain or loss recognized as a result of the deconsolidation of the Combined Funds and the Company will continue to earn management and/or performance fees from these funds. Although total assets and equity significantly decreased as a result of the Combined Funds' deconsolidation, it did not change net income or equity attributable to controlling interests in FSAM.
Impact of Reorganization and Deconsolidation of Combined Funds
The following tables show the impact on the Consolidated Statements of Income for the three and six months ended June 30, 2014 for the deconsolidation of previously combined funds and the Reorganization:

	For the three months ended June 30, 2014	Deconsolidation of Combined Funds and Effects of Reorganization	For the three months ended June 30, 2014, as adjusted

Revenues	$23,317,866	$87,217	$23,405,083
Net income	$10,968,678	$(1,908,219)	$9,060,459
Net income attributable to redeemable non-controlling interests in Combined Fund	$(872,905)	$872,905	$—
Net income attributable to non-controlling interests in Combined Fund	$(1,035,314)	$1,035,314	$—
Net income attributable to Predecessor	$—	$(9,060,459)	$(9,060,459)
Net income attributable to non-controlling interests in Fifth Street Holdings L.P.	$—	$—	$—
Net income attributable to controlling interests in Fifth Street Management Group	$9,060,459	$(9,060,459)	$—
Net income attributable to Fifth Street Asset Management Inc.	$—	$—	$—

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

	For the six months ended June 30, 2014	Deconsolidation of Combined Funds and Effects of Reorganization	For the six months ended June 30, 2014, as adjusted

Revenues	$47,070,895	$101,553	$47,172,448
Net income	$25,828,432	$(2,279,459)	$23,548,973
Net income attributable to redeemable non-controlling interests in Combined Fund	$(1,264,321)	$1,264,321	$—
Net income attributable to non-controlling interests in Combined Fund	$(1,015,138)	$1,015,138	$—
Net income attributable to Predecessor	$—	$(23,548,973)	$(23,548,973)
Net income attributable to non-controlling interests in Fifth Street Holdings L.P.	$—	$—	$—
Net income attributable to controlling interests in Fifth Street Management Group	$23,548,973	$(23,548,973)	$—
Net income attributable to Fifth Street Asset Management Inc.	$—	$—	$—
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
Consolidated Variable Interest Entities
FSAM is the sole general partner of Fifth Street Holdings and, as such, it operates and controls all of the business and affairs of Fifth Street Holdings and its wholly-owned subsidiaries, FSM and FSCO GP. Under ASC 810, Fifth Street Holdings meets the definition of a VIE because the limited partners do not hold substantive kick-out or participating rights. Since FSAM has the obligation to absorb expected losses that could be significant to Fifth Street Holdings and is the sole general partner, FSAM is considered to be the primary beneficiary of Fifth Street Holdings.
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
As of June 30, 2015 and December 31, 2014, the Company has recorded the following amounts in its Consolidated Statements of Financial Condition relating to Fifth Street Holdings:

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,466,655	$3,236,830
Management fees receivable	23,065,693	26,861,787
Performance fees receivable	76,855	106,635
Prepaid expenses	795,591	1,150,013
Investments in equity method investees	6,412,635	4,115,429
Subordinated debt interest in CLO: held-to-maturity	1,043,144	—
Beneficial interest in CLO: available-for-sale (cost: $3,589,727)	3,022,329	—
Due from affiliates (1)	5,309,269	8,369,501
Fixed assets, net	10,040,992	10,274,263
Deferred tax assets	592,633	2,705,934
Deferred financing costs	2,181,099	2,432,764
Other assets	5,289,719	4,197,358
Total assets	$59,296,614	$63,450,514

Liabilities
Accounts payable and accrued expenses	$2,145,028	$2,830,053
Accrued compensation and benefits	6,468,078	11,095,548
Income taxes payable	436,592	—
Loans payable	4,153,255	4,000,000
Credit facility payable	33,000,000	12,000,000
Due to Principal	—	9,063,791
Due to affiliates (2)	444,877	747,505
Deferred rent liability	3,173,252	3,261,434
Total liabilities	49,821,082	42,998,331
Equity	9,475,532	20,452,183
Total liabilities and equity	$59,296,614	$63,450,514
_____________
(1) The amounts due from affiliates include $3,318,578 that is eliminated in consolidation.
(2) The amounts due to affiliates include $431,016 that is eliminated in consolidation.
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

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Unconsolidated Variable Interest Entities
The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary as of June 30, 2015. The Company's interest in such entities generally is in the form of direct equity interests and fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. The Company's interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs as of June 30, 2015 is $10,554,963.
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
For the six months ended June 30, 2015 and 2014, substantially all revenues and receivables were earned or derived from advisory or administrative services provided to the BDCs and other affiliated entities.
The Company is dependent on its chief executive officer, Leonard M. Tannenbaum, who holds over 90% of the combined voting power of the Company through his ownership of shares of common stock. If for any reason the services of the Company's chief executive officer were to become unavailable, there could be a material adverse effect on the Company's operations, liquidity and profitability.
Fair Value Measurements
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
The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. No impairment charges related to equity method investments were recorded during the six months ended June 30, 2015 and 2014.
The Company's only equity method investment is its general partnership interest in FSOF, a credit-oriented hedge fund which was previously consolidated. FSOF follows GAAP specialized industry accounting which requires it to carry its investments at fair value. Accordingly, the Company's income allocated from the equity method investees includes net unrealized gain/loss allocations from FSOF.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

During the three months ended June 30, 2015, the Company invested $7.5 million in FSOF through its investment in FSCO GP. Effective June 30, 2015, the Company withdrew $1.2 million of its investment.
Subordinated Debt and Beneficial Interest in CLO
The Company carries its subordinated debt interest in CLO at amortized cost and records contractually earned interest as interest income. Related interest income recorded for the three and six months ended June 30, 2015 was $25,212 and $36,571, respectively. The Company classifies its subordinated debt interest in CLO, which has a contractual maturity of January 20, 2027, as a held-to-maturity security. Accordingly, unrealized gains (losses) are not recognized throughout the holding period. There were no sales or transfers of the Company's subordinated debt interest in CLO during the six months ended June 30, 2015. No impairment charges related to the subordinated debt interest in CLO were recorded during the six months ended June 30, 2015.
The beneficial interest in CLO meets the definition of a debt security under ASC 325-40. Accordingly, the Company recognizes the accretable yield as interest income over the life of the beneficial interest using the effective yield method, which was $145,787 for the three months ended June 30, 2015. In order to determine the interest recorded in each period, the Company estimates the timing and amount of future cash flows attributable to the beneficial interests over the estimated life of the CLO. The Company reevaluates the estimated future cash flows periodically to determine whether an adjustment to the accretable yield is required or if an other-than-temporary impairment should be recorded. No impairment charges related to the beneficial interest in CLO were recorded during the six months ended June 30, 2015.
Beneficial interests in CLOs are classified as an available-for-sale security, and accordingly, the Company carries its beneficial interest at fair value.  All realized gains (losses) as well as other-than-temporary impairment losses that are recorded in earnings are reported in the Consolidated Statements of Income. Unrealized gains (losses) of $(567,398) were reported in other comprehensive income for the three months ended June 30, 2015.
There were no sales or transfers of the Company's beneficial interest in CLO during the six months ended June 30, 2015.
Fixed Assets
Fixed assets consist of furniture, fixtures and equipment (including automobiles, computer hardware and software) and leasehold improvements, and are recorded at cost, less accumulated depreciation and amortization. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to eight years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is shorter, and ranges from five to 10 years. Routine expenditures for repairs and maintenance are charged to expense when incurred. Major betterments and improvements are capitalized. Upon retirement or disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statements of Income. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset's carrying value may not be fully recovered. During the six months ended June 30, 2015 and 2014, there were no impairments recognized.
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
Other Fees
The Company also provides administrative services to the BDCs and private funds and the fees earned are reported within Revenues — Other fees. These fees generally represent the portion of compensation, overhead and other expenses incurred by the Company directly attributable to the funds, but may also be based on a fund's net asset value. The Company selects the vendors, incurs the expenses, and is the primary obligor under the related arrangements. Such reimbursement is at cost with no profit to, or markup by, the Company. The Company is considered the principal under these arrangements and is required to record the expense and related reimbursement revenue on a gross basis. Other fees are recognized in the periods during which the related expenses are incurred and the reimbursements are contractually earned.
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
Fund Offering and Start-up Expenses
In certain instances, the Company may bear offering costs related to capital raising activities of the Fifth Street Funds, including underwriting commissions, which are expensed as incurred. In addition, the Company expenses all costs associated with starting new investment funds. Included in the Consolidated Statement of Income for the three and six months ended June 30, 2014 is approximately $145,000 and $291,000, respectively, of expenses associated with the formation of FSOF and SLF I.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and its ongoing financial reporting.
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
In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity ("CFE"). This guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE's financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825 to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods therein. Early adoption is permitted using a modified retrospective transition approach as described in the pronouncement. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and its ongoing financial reporting.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate, at each annual and interim reporting period, a company's ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

the Company on a prospective basis beginning in the first quarter of fiscal 2016 and is not expected to have a material effect on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, which changes the presentation of debt issuance costs in a reporting entity's financial statements. Under this new guidance, debt issuance costs will be presented as a direct deduction from the related debt liability instead of an asset. This accounting change is consistent with the current presentation under GAAP for debt discounts and it also converges the guidance under GAAP with that in the International Financial Reporting Standards. Debt issuance costs will reduce the proceeds from debt borrowings in the statement of cash flows instead of being presented as a separate caption in the financing section of that statement. Amortization of debt issuance costs will continue to be reported as interest expense in the statement of income. This accounting update does not affect the current accounting guidance for the recognition and measurement of debt issuance costs. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. This guidance is not expected to have a material effect on the consolidated financial statements as it will result in a reclassification on the Consolidated Statements of Financial Condition. Accordingly, there will be no impact on total equity or net income as a result of adoption of this guidance.
Note 3. Fair Value Measurements
ASC 820 – Fair Value Measurements and Disclosures ("ASC 820") – defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity. The Company engages an independent third party valuation firm to assist in the fair value measurement for its beneficial interest in CLO.
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

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

The following tables provide a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three and six months ended June 30, 2015:

Beneficial interest in CLO: available-for-sale
Fair value at March 31, 2015	$3,443,940
Interest income accreted	145,787
Unrealized losses	(567,398)
Fair value at June 30, 2015	$3,022,329

Beneficial interest in CLO: available-for-sale
Fair value at December 31, 2014	$—
Purchases of investments	3,443,940
Interest income accreted	145,787
Unrealized losses	(567,398)
Fair value at June 30, 2015	$3,022,329
The Company did not have any financial instruments carried at fair value as of December 31, 2014.
Significant Unobservable Inputs for Level 3 Financial Instruments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 financial instruments, which are carried at fair value as of June 30, 2015:

Assets	Fair Value	Valuation Technique	Unobservable Input	Input Value
Beneficial interest in CLO: available-for-sale	$3,022,329	Discounted Cash Flow	Constant prepayment rate	15%
			Constant default rate	1.5%
			Loss severity	30%
Under the discounted cash flow approach, the significant unobservable inputs used in the fair value measurement of the Company's beneficial interest in CLO are the constant prepayment rate, constant default rate and loss severity. Significant increases or decreases in the constant prepayment rate, constant default rate and loss severity rate in isolation may result in a significantly lower or higher fair value measurement, respectively.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Financial Instruments Disclosed, But Not Carried At Fair Value
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of June 30, 2015 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Subordinated debt interest in CLO: held-to-maturity	$1,043,144	$1,047,110	$—	$—	$1,047,110
Loans payable	4,153,255	4,044,999	—	—	4,044,999
Credit facility payable	33,000,000	33,000,000	—	—	33,000,000
Payables to related parties pursuant to tax receivable agreements	47,373,245	42,675,945	—	—	42,675,945
Total	$85,569,644	$80,768,054	$—	$—	$80,768,054
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
The fair value of the subordinated debt interest in CLO was determined using a discounted cash flow approach. The Company utilizes a bond yield approach to estimate the fair value of its loans payable, which are included in Level 3 of the hierarchy. Under the bond yield approach, the Company uses its incremental borrowing rate to determine the present value of the future cash flow streams related to the liability.
The carrying values of the credit facility payable and the notes payable included in Due to Principal approximate their fair value and are included in Level 3 of the hierarchy.
The Company utilizes a discounted cash flow approach to estimate the fair value of its payables to related parties pursuant to TRAs, which is included in Level 3 of the hierarchy. Under the discounted cash flow approach, the Company estimates the present value of estimated future tax benefits pursuant to the TRA discounted using a market interest rate.
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

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Note 5. Fixed Assets
Fixed assets consist of the following:

	June 30, 2015	December 31, 2014
Furniture, fixtures and equipment	$3,827,407	$3,563,172
Leasehold improvements	8,046,151	7,864,805
Fixed assets, cost	11,873,558	11,427,977
Less: accumulated depreciation and amortization	(1,832,566)	(1,153,714)
Fixed assets, net book value	$10,040,992	$10,274,263
Depreciation and amortization expense related to fixed assets for the three and six months ended June 30, 2015 was $346,920 and $678,852, respectively. Depreciation and amortization expense related to fixed assets for the three and six months ended June 30, 2014 was $60,001 and $118,407, respectively.
Note 6. Other Assets
Other assets consist of the following:

	June 30, 2015	December 31, 2014
Security deposits	$450,712	$453,375
Fractional interests in aircrafts (a)	3,443,736	3,585,283
Receivable from FSOF - withdrawal	1,200,000	—
Other	195,271	158,700
	$5,289,719	$4,197,358
__________________

(a)
In November 2013, the Company entered into an agreement that entitled it to the use of a corporate aircraft for five years. The amount paid, less the estimated trade-in value, is being amortized on a straight-line basis over the expected five-year term of the agreement. In December 2014, the Company sold half of this interest and entered into an agreement for a second corporate aircraft for five years. Amortization expense for the three and six months ended June 30, 2015 was $70,772 and $141,546, respectively. Amortization expense for the three and six months ended June 30, 2014 was $46,233 and $114,501, respectively.

Note 7. Due to Former Member
On November 5, 2010, the Company entered into a separation agreement with a member that provided for (i) the repurchase of the member's pro rata share of Part I Fees based on a formula, as defined in the separation agreement, over a five year period ending on September 30, 2015, and (ii) upon the closing of a sale transaction of the Company, the allocation by the managing member to the former member of any proceeds from the sale up to a maximum of $6,000,000. Accordingly, the Company recorded a liability for the present value of the expected future payments of the member's pro rata share of Part I Fees as of the date of the separation agreement and adjusted this liability to fair value at each reporting date. All amounts due to this former member were paid in November 2014. Included in compensation expense for the three and six months ended June 30, 2014 were fair value adjustments related to this liability that increased compensation expense in the amount of $161,217 and $136,572, respectively.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Note 8. Debt
Loans Payable
DECD
On October 7, 2013, the Company borrowed $4,000,000 from the Department of Economic and Community Development (the "DECD") of the State of Connecticut. Proceeds from the loan were utilized to partially fund the build-out costs of the Company's new headquarters in Greenwich, CT. The loan bears interest at a fixed rate of 2.5% per annum, matures on November 21, 2023 and requires interest-only payments through November 1, 2017, at which point monthly payments of principal and interest are required until maturity or such time that the loan is repaid in full. As security for the loan, the Company has granted the State of Connecticut a blanket interest in the Company's personal property, subject only to prior security interests permitted by the State of Connecticut. For the three and six months ended June 30, 2015, interest expense related to this loan in the amounts of $24,932 and $49,589, respectively, is included in interest and other income (expense) in the Consolidated Statements of Income. For the three and six months ended June 30, 2014, interest expense related to this loan in the amounts of $24,932 and $49,589, respectively, is included in interest and other income (expense) in the Consolidated Statements of Income.
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
Other
During the three and six months ended June 30, 2015, a consolidated subsidiary of the Company (MMKT - see Note 10) issued convertible promissory notes in the amount of $100,000 and $150,000, respectively, to third party investors. FSM holds $800,000 of these convertible notes which are eliminated in consolidation. Such notes bear interest at 8% per annum and mature on August 31, 2016.
Credit Facility
On November 4, 2014, Fifth Street Holdings entered into an unsecured revolving credit facility which matures on November 4, 2019 with certain lenders party thereto from time to time and Sumitomo Mitsui Banking Corporation, as administrative agent and joint lead arranger, and Morgan Stanley Senior Funding, Inc., as syndication agent and joint lead arranger. The revolving credit facility provides for $176 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the revolving credit facility accrue interest at an annual rate of LIBOR plus 2.00% per annum and the unused commitment fee under the facility is 0.30% per annum. The revolving credit facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. The revolving credit facility has a term of five years. As of June 30, 2015, the Company had $33,000,000 of borrowings outstanding under the credit facility, which had a fair value of $33,000,000, and was in compliance with all debt covenants. For the three and six months ended June 30, 2015, interest expense related to the credit facility in the amounts of $430,236 and $762,498, respectively, is included in interest and other income (expense) in the Consolidated Statements of Income.

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
Capital Commitments
As of June 30, 2015, the Company does not have any unfunded capital commitments.
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
Note 10. Related Party Transactions
Due to Principal
On October 29, 2014, the Company issued notes payable to a Principal in the amount of $5,564,451 representing an initial estimate of the undistributed earnings of the Predecessor as of the IPO. Such notes bore interest at 1.0% per annum and were due no later than June 30, 2015. In addition to the notes, the Company accrued an additional $3,482,478 representing the finalization of the amount of undistributed earnings of the Predecessor to the Principal as of the IPO. The entire amount was paid in April 2015 in full satisfaction of all obligations under the notes payable.
Payments Pursuant to Tax Receivable Agreements
As of June 30, 2015, the Company recorded a liability of $47,373,245 representing the payments due to the TRA Recipients under the TRA.
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
For the three months ended June 30, 2015 and 2014, the Company earned $22,486,109 and $22,560,267, respectively, in management fees relating to services provided to the BDCs. For the six months ended June 30, 2015 and 2014, the Company earned $45,463,434 and $45,248,657, respectively, in management fees relating to services provided to the BDCs. As of June 30, 2015 and December 31, 2014, management fees receivable in the amounts of $22,486,109 and $26,508,013, were due from the BDCs. For the three months ended June 30, 2015 and 2014, the Company voluntarily waived $178,593 and $229,025 of management fees from the BDCs, respectively. For the six months ended June 30, 2015 and 2014, the Company voluntarily waived $289,833 and $462,825 of management fees from the BDCs, respectively.
On July 14, 2015, FSC announced that FSM, its investment adviser, voluntarily agreed to a revised base management fee arrangement ("Revised Management Fee") for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017. The Revised Management Fee is intended to provide for a potential reduction in the base management fee payable by FSC to FSM during such period. See Note 14 to these Consolidated Financial Statements for additional detail regarding the revised base management fee arrangement.
Performance fees of $12,747 previously accrued were reversed for the three months ended June 30, 2015 due to unrealized losses at FSOF. Performance fees earned for the six months ended June 30, 2015 totaled $76,855. No performance fees were earned during the three and six months ended June 30, 2014.
The Company also has entered into administration agreements under which the Company provides administrative services for the BDCs and private funds (collectively, the "Fifth Street Funds"), including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, the Company also performs or oversees the performance of the BDCs' required administrative services, which includes being responsible for the financial records which the BDCs are required to maintain and preparing reports to the BDCs' stockholders and reports filed with the SEC. In addition, the Company assists each of the BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to the each of the BDC's stockholders, and generally overseeing the payment of each Fifth Street Fund's expenses and the performance of administrative and professional services rendered to the funds. For providing these services, facilities and personnel, the Fifth Street Funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, the Company. Included in Revenues — other fees in the Consolidated Statements of Income for the three months ended June 30, 2015 and 2014 was $1,120,621 and $953,415, respectively, related to amounts charged for the above services provided to the Fifth Street Funds. For the six months ended June 30, 2015 and 2014, $2,321,745 and $2,018,054, respectively, was recorded related to amounts charged for the above services provided to the Fifth Street Funds. The Company may also provide, on the BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements may be terminated by either the Company or the BDC without penalty upon 60 days' written notice to the other party.
Receivables for reimbursable expenses from the Fifth Street Funds are included within Due from Affiliates and totaled $1,901,592 and $3,723,160 at June 30, 2015 and December 31, 2014, respectively.
On July 22, 2013, the Company entered into a lease agreement for office space for its headquarters in Greenwich, CT. The landlord is an entity controlled by Leonard M. Tannenbaum, the Company's chairman and chief executive officer. The lease agreement requires monthly rental payments at market rates, expires on September 30, 2024 and can be renewed at the request of the Company for two additional five year periods. Rental payments under this lease of approximately $2,000,000 per year began on October 11, 2014.
The Company's fractional interests in corporate aircrafts are used primarily for business purposes. Occasionally, certain of the members have used the aircraft for personal use. The Company charges these members for such personal use based on market rates. There were no such charges for the three and six months ended June 30, 2015 and 2014.
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT Exchange LLC (previously IMME LLC), a Delaware limited liability company (“MMKT”). The purpose of MMKT is to develop technology related to the financial services industry. FSM made a total capital contribution of $80,000 for an 80% membership interest in MMKT. The Company has consolidated MMKT in its consolidated financial statements since it holds a controlling financial interest in MMKT.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

On February 24, 2015, FSM purchased a convertible promissory note (the “MMKT Note”) from MMKT in an aggregate principal amount of $800,000, which is eliminated in consolidation. The MMKT Note bears interest at 8% per annum and matures on August 31, 2016.
On April 1, 2015, the Company contributed $7.5 million to FSOF through its investment in FSCO GP. Effective June 30, 2015, the Company withdrew $1.2 million of its investment.
As of June 30, 2015 and December 31, 2014 amounts due to and from affiliates were comprised of the following:

	As of June 30, 2015	As of December 31, 2014
Management fees receivable:
Base management fees receivable - BDCs	$13,557,546	$15,200,933
Part I Fees receivable - BDCs	8,928,563	11,307,080
Collateral management fees receivable - SLF I and SLF II	579,584	351,274
Management fees receivable - FSOF	—	2,500
	$23,065,693	$26,861,787

Performance fees receivable:
Performance fees receivable - FSOF	$76,855	$106,635
	$76,855	$106,635

Due from affiliates:
Reimbursed expenses due from the BDCs	$1,640,136	$3,596,975
Reimbursed expenses due from private funds	261,456	126,185
Due from employees	48,391	59,489
Other amounts due from affiliated entities	40,708	16,893
	$1,990,691	$3,799,542

Due to affiliates:
Distribution payable to former members of Predecessor	$—	$59,316
SARs liability	13,861	3,465
	$13,861	$62,781
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
Preferred Stock
FSAM's amended and restated certificate of incorporation authorizes its Board of Directors to establish one or more series of preferred stock (including convertible preferred stock). Unless required by law or by any stock exchange, the authorized shares of preferred stock will be available for issuance without further action by holders of Class A common stock. FSAM's Board of Directors is able to determine, with respect to any series of preferred stock, the terms and rights of the series of preferred stock.
FSAM could issue a series of preferred stock that could, depending on the terms of the series, impede or discourage an acquisition attempt or other transaction that some, or a majority, of its stockholders may believe is in their best interests or in which they may receive a premium for their Class A common stock over the market price of the Class A common stock.
Allocation of pre-IPO Earnings
In connection with the IPO, the previous members of FSM agreed to allocate to the limited partners of Fifth Street Holdings, including FSAM, the Company's earnings (excluding the compensation charges related to the Reorganization) from October 1, 2014 through the date of the IPO.
Dividends
On May 11, 2015, the Company's Board of Directors declared a quarterly dividend of $0.17 per share on its Class A common stock. The declared dividend was paid on July 15, 2015 to stockholders of record at the close of business on June 30, 2015.
Share Repurchase Program
On May 11, 2015, the Company's Board of Directors authorized a share repurchase program of up to $20.0 million of the Company’s Class A common stock. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program will terminate on May 11, 2016, unless earlier terminated or extended by the Company's Board of Directors, and may be suspended for periods or discontinued at any time. For the three months ended June 30, 2015, FSAM repurchased and retired 73,258 shares of its Class A common stock at a weighted average price of $9.50 per share pursuant to this program. The aggregate cash consideration paid for these repurchases was $697,986 after brokerage commissions. Upon the completion of each Class A common stock repurchase transaction, Fifth Street Holdings repurchased an equivalent number of Holdings LP Interests held by FSAM. Accordingly, Fifth Street Holdings repurchased 73,258 Holdings LP Interests during the three months ended June 30, 2015.
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
The following table summarizes activity for the six months ended June 30, 2015 and 2014 with respect to the Company's equity classified awards:

Balance at December 31, 2013	$18,243,398
Fair value of purchased interest	4,035,926
Cash received for purchased interest	(1,708,378)
Amortization of granted and purchased interests	(3,364,971)
Balance at June 30, 2014	$17,205,975

Balance at December 31, 2014	$8,043,058
Amortization of Holdings LP Interests	(513,386)
Balance at June 30, 2015	$7,529,672
Included in compensation expense for the six months ended June 30, 2015 and 2014 was $513,386 and $3,364,971, respectively, of amortization relating to the above equity-classified awards.
As of June 30, 2015, unrecognized compensation cost in the amount of $7,529,672 relating to these equity-based awards is expected to be recognized over a period of approximately 7.3 years.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

The following table summarizes activity for the six months ended June 30, 2015 and 2014 with respect to the Company's liability classified awards, including stock appreciation rights discussed below:

Balance at December 31, 2013	$129,001
Cash received for purchased interests	14,129
Compensation expense	143,372
Payment of liabilities	(143,372)
Balance at June 30, 2014	$143,130

Balance at December 31, 2014	$3,465
Compensation expense	10,396
Balance at June 30, 2015	$13,861
Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan
In connection with the IPO, FSAM's Board of Directors adopted the 2014 Omnibus Incentive Plan pursuant to which the Company granted options to its non-employee directors, executive officers and other employees to acquire 5,658,970 shares of Class A common stock, 1,174,748 restricted stock units to be settled in shares of Class A common stock and 90,500 stock appreciation rights to be settled in cash. During the six months ended June 30, 2015, there were additional grants under the 2014 Omnibus Incentive Plan as discussed below.
Equity-based compensation expense, net of assumed forfeitures, is as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Restricted stock units to be settled in Class A common stock	$654,911	$1,302,746
Options to acquire shares of Class A common stock	575,384	1,150,768
Stock appreciation rights to be settled in cash	5,198	10,396
Total	$1,235,493	$2,463,910
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
Additionally, if the Company pays dividends on its outstanding shares of Class A common stock, the holder of the restricted stock units will be credited with dividend equivalents.  For stock dividends, the dividend equivalents will be in the form of additional restricted stock units. For cash dividends, the dividend equivalents will be in the form of cash (without interest or earnings).  Dividend equivalents are subject to the same terms and conditions as the original restricted stock unit award, and are not paid until the vesting and settlement of the underlying shares of Class A common stock to which such dividend equivalents relate.  During the six months ended June 30, 2015, the Company granted 60,347 restricted stock units to employees under substantially similar terms to the IPO grant. For the six months ended June 30, 2015, the Company declared cash dividends of $0.47 per share and accrued dividends in the amount of $437,859 related to unvested restricted stock units which are forfeitable.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

The following table presents unvested restricted stock units' activity for the six months ended June 30, 2015:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - December 31, 2014	1,174,748	$17.00
Granted	60,347	10.36
Vested	—	—
Forfeited	—	—
Balance - June 30, 2015	1,235,095	$16.68
No previously granted restricted stock units vested during the six months ended June 30, 2015. The total compensation expense expected to be recognized in all future periods associated with the restricted stock units, considering assumed annual forfeitures of 5.0%, is $14,223,277 at June 30, 2015, which is expected to be recognized over the remaining weighted average period of 5.3 years.
Options
Each option entitles the holders to purchase from the Company, upon exercise thereof, one Class A common share at the stated exercise price. Since all of the options granted either restrict saleability upon vesting or have strike prices in excess of the IPO price, the use of standard option pricing models such as Black-Scholes is precluded by ASC 718. As such, the Company has utilized a Monte Carlo pricing simulation, a statistical pricing technique or similar method to measure the fair value of option awards on the date of grant. No options were granted during the six months ended June 30, 2015.
A summary of unvested options activity for the six months ended June 30, 2015 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - December 31, 2014	5,658,970	$18.70	8.3
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Balance - June 30, 2015	5,658,970	$18.70	7.8
Exercisable at June 30, 2015	—	$—	—	$—
Expected to vest after June 30, 2015	4,654,091	$18.70	7.8	$—
Aggregate intrinsic value represents the value of the Company's closing share price on the last trading day of the year in excess of the weighted average exercise price multiplied by the number of options exercisable or expected to vest. As of June 30, 2015, the Company's closing share price was lower than the weighted average exercise price of the options exercisable or expected to vest. As a result, the options are out of the money and have no intrinsic value.
Compensation expense associated with these options is being recognized on a straight-line basis during the service period of the respective grant. As of June 30, 2015, there was $6,567,288 of total unrecognized compensation expense, net of assumed annual forfeitures of 5%, that is expected to be recognized over the remaining weighted average period of 4.1 years.
Stock Appreciation Rights (“SARs”)
Each SAR represents an unfunded, unsecured right of the holder to receive an amount in cash equal to the excess of the closing price of a Class A common share over the exercise price. The SARs terms and conditions are substantially similar to the provisions of the ten year option grants discussed above and had a grant date fair value of $1.78 per unit. Upon vesting, they will be settled in cash. The fair value of the SARs are re-measured each reporting period until settlement and changes in fair value are charged to compensation expense as the SARs vest over the remaining service period. The amount of the adjustment has been derived based on a grant date fair value using the IPO price of $17.00 per share, multiplied by the number of unvested shares, and expensed over the six year service period. Additionally, the calculation of the expense assumes a forfeiture rate of 5%. The total compensation expense expected to be recognized in all future periods associated with the SARs, considering assumed forfeitures, is approximately $110,896. No SARs were issued during the six months ended June 30, 2015.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

A summary of unvested SARs activity for the six months ended June 30, 2015 is presented below:

	SARs	Weighted Average Grant Date Fair Value Per SAR
Balance December 31, 2014	90,500	$1.78
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance June 30, 2015	90,500	$1.78
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

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Numerator for basic and diluted net income per share of Class A common stock:
Net income attributable to Fifth Street Asset Management Inc.	$1,206,746	$2,516,076
Denominator for basic net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	5,968,353	5,984,193
Denominator for diluted net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	5,968,353	5,984,193
Dilutive effects of restricted stock units	8,393	8,464
Weighted average shares of Class A common stock outstanding - diluted	5,976,746	5,992,657
Earnings per share of Class A common stock:
Net income attributable to Fifth Street Asset Management Inc. per share of Class A common stock, basic	$0.20	$0.42
Net income attributable to Fifth Street Asset Management Inc. per share of Class A common stock, diluted	$0.20	$0.42
Shares of Class B common stock have no impact on the calculation of net income per share of Class A common stock as holders of Class B common stock do not participate in net income or dividends, and thus, are not participating securities.
The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from options and unvested restricted units granted in connection with the IPO. Potentially dilutive securities representing an incremental 1,174,748 restricted stock units and 5,658,970 options to acquire Class A common shares for the three and six months ended June 30, 2015 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
The EPS calculation excludes the assumed conversion of 44,000,000 Holdings LP interests into Class A common shares as the impact would have been anti-dilutive.

Note 14. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that the following events require disclosure:
On July 14, 2015, FSC announced that FSM voluntarily agreed to a Revised Management Fee for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017 (the “Waiver Period”). The Revised Management Fee is intended to provide for a potential reduction in the base management fee payable by FSC to FSM during the Waiver Period.
The Revised Management Fee will be calculated quarterly and will be equal to FSC’s gross assets, including assets acquired with borrowed funds, but excluding any cash and cash equivalents, multiplied by 0.25 multiplied by the sum of (x) and (y), expressed as a percentage, where (x) is equal to 2% multiplied by the Baseline NAV Percentage, and (y) is equal to 1% multiplied by the Incremental NAV Percentage.
The “Baseline NAV Percentage” is the percentage derived by dividing FSC’s net asset value as of March 31, 2015 (i.e., $1,407,774,000) (the “Baseline NAV”), by the net asset value of FSC at the beginning of the fiscal quarter for which the fee is being calculated (the “New NAV”). The “Incremental NAV Percentage” is the percentage derived by dividing the New NAV in excess of the Baseline NAV by the New NAV.
FSM’s letter agreement modifies the base management fee payable to FSM pursuant to the investment advisory agreement by and between FSC and FSM and results in a blended annual base management fee rate that will not be less than 1%, or greater than 2%. The initial computation of the Revised Management Fee will occur at the end of the quarter following the quarter in which FSC issues or sells shares of its common stock, including new shares issued as dividends or pursuant to the FSC’s dividend reinvestment plan, but excluding certain non-ordinary course transactions as outlined below. Prior to that time, the annual base management fee rate will remain at 2%. Moreover, if any recalculation of the base management fee rate would otherwise result in an increase of the blended rate used, the blended rate in effect immediately prior to such recalculation would remain in effect until such time, if any, as a recalculation following an equity issuance would result in a lower base management fee rate.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

On August 5, 2015, MMKT issued $2.0 million in a new series of convertible promissory notes (the "August 2015 MMKT Notes") under similar terms as the original series of MMKT notes. In connection with this transaction, the original MMKT notes (including an $800,000 note held by the Company) were canceled and exchanged for August 2015 MMKT Notes in the amount of the original principal plus accrued interest. MMKT continues to seek additional external financing to execute on its strategy.
On August 10, 2015, the Company's Board of Directors declared a quarterly dividend of $0.17 per share of Class A common stock. The declared dividend is payable on October 15, 2015 to stockholders of record at the close of business on September 30, 2015.

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
Our Business
We are a leading alternative asset manager with approximately $5.6 billion of assets under management. The funds we manage provide innovative and flexible financing solutions to small and mid-sized companies across their capital structures, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $500 million. As of June 30, 2015, 87% of our assets under management reside in publicly-traded permanent capital vehicles, consisting of FSC and FSFR.
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
After the completion of our initial public offering, we became the general partner of Fifth Street Holdings and acquired a 12.0% limited partnership interest in Fifth Street Holdings. Accordingly, Fifth Street Holdings and its wholly-owned subsidiaries (including Fifth Street Management) are consolidated in our financial statements. We have presented the Consolidated Statements of Income after giving effect to the Reorganization as discussed below. All amounts attributable to our Predecessor are recorded as "Net income attributable to Predecessor" within the consolidated financial statements. Subsequent to November 4, 2014, the portion of the net income attributable to Fifth Street Holdings limited partnership interests is recorded as "net income attributable to non-controlling interests in Fifth Street Holdings."

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

The diagram below depicts our organizational structure as of June 30, 2015:

Public Stockholders (1)
Principals (2)
Class A common stock
Class B common stock
Fifth Street Asset Management Inc.
Holdings Limited Partners (3)
GP interest
~12% LP interests
~88% LP interests
Fifth Street Holdings LP
100% Membership interests
100% Membership interests
FSCO GP LLC (4)
Fifth Street Management LLC (5)
Investment Adviser Or Manager
Fifth Street Finance Corp.
Fifth Street Senior Floating Rate Corp.
Senior Loan Funds (SLF I and SLF II) (6)
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

We intend, if market conditions warrant, to grow by increasing AUM in existing businesses and expanding into new investment strategies, geographic markets and businesses. We may develop new strategies and funds organically through our existing platform. For example, in February 2015, we closed out first CLO under management, SLF I. We may also pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, which may include entering into new lines of business. As previously disclosed, we have invested approximately $880,000 to date in MMKT Exchange LLC (“MMKT”) through the purchase of a convertible note and common membership interests.  MMKT is a financial technology company that seeks to bring increased liquidity and transparency to middle market loans.  Refer to Note 14 of the Consolidated Financial Statements for recent events occurring after June 30, 2015 related to MMKT. MMKT is currently seeking external equity financing to execute on its strategy.  MMKT is consolidated for financial reporting purposes, as Fifth Street Management owns 80% of the common membership interests, and may in the near term have a negative impact on earnings. In that regard, the net loss attributable to MMKT was $319,213 and $430,300 for the three and six months ended June 30, 2015, respectively.
Historically, substantially all of our revenues were generated from our BDCs. As we continue to expand our non-BDC funds and develop new funds and products, we expect that the fee structures and arrangements from which we derive our revenues could be different and, potentially, less favorable to us. In addition, the nature of these funds and lines of business may be different and subject to different risks and uncertainties than our BDCs. We may also modify fee structures with our existing investment vehicles, including our BDCs. We believe, however, that there are significant opportunities and that we are well-positioned to grow our existing investment vehicles, launch additional credit strategies, develop new products and funds and continue to grow as a diversified asset manager.
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
Income before income tax benefit (provision) is the GAAP financial measure most comparable to Adjusted Net Income. The following table provides a reconciliation of income before income tax benefit (provision) to Adjusted Net Income (shown in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income before provision for income taxes	$11,663	$9,060	$23,713	$23,549
Adjustments:
Compensation-related charges (a)(b)	1,478	5,446	2,964	5,965
Lease termination charges (c)	—	—	(71)	—
Professional fees and other expenses in connection with our IPO	—	660	—	660
Adjusted Net Income (d)	$13,141	$15,166	$26,606	$30,174
__________________

(a)
For the three months ended June 30, 2015 and 2014, this amount includes $0.3 million and $0.5 million, respectively, of amortization expense relating to certain equity-classified compensation awards. For the six months ended June 30, 2015 and 2014, this amount includes $0.5 million and $1.0 million, respectively, of amortization expense relating to certain equity-classified compensation awards. As of the date of our IPO, the $8.2 million unamortized portion of these awards represented the fair value at their respective grant dates as determined by an independent third party appraisal net of cash paid for the awards and is being amortized on a straight-line basis over an eight year vesting period.

(b)
For the three and six months ended June 30, 2015, this amount includes $1.2 million and $2.5 million, respectively, of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our IPO. For the three and six months ended June 30, 2014, this amount includes (1) $3.1 million of noncash compensation expense relating to the separation of a former equity member in May 2014 and (2) a $1.8 million cash payment to purchase the equity interest from the former member.

(c)	Includes non-recurring charges for termination payments and related exit costs accrued at present value relating to our office leases.

(d)	Adjusted Net Income is presented on a pre-tax basis.
Assets under management
AUM is an operating metric that is commonly used in the alternative asset management industry. AUM refers to assets under management of the Fifth Street Funds and material control investments of these funds. Our calculations of fee-earning AUM and AUM may differ from the calculations of other alternative asset managers and, as a result, this measure may not be comparable to similar measures presented by others. Further, AUM and fee-earning AUM are not measures calculated in accordance with GAAP. Our AUM equals the sum of the following:

•	the net asset value, or NAV of such funds and investments;

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions); and

•	uncalled committed debt and equity capital (including commitments to funds that have yet to commence their investment periods).
The following table provides a roll-forward of AUM for the three and six months ended June 30, 2015 and 2014 (shown in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$6,275,209	$4,809,279	$6,301,260	$4,377,364
Commitments and equity raises	—	2,250	291,191	46,159
Subscriptions, deployments and changes in leverage	(703,866)	(61,014)	(1,027,192)	330,039
Redemptions and distributions	(43,640)	(36,865)	(78,185)	(73,168)
Change in fund value	27,182	23,761	67,811	57,017
Ending balance	$5,554,885	$4,737,411	$5,554,885	$4,737,411
Average AUM	$5,915,047	$4,773,345	$5,928,073	$4,557,387
The following tables provide a roll-forward of AUM by fund strategy for the three and six months ended June 30, 2015 and 2014 (shown in thousands):

	Three months ended June 30, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,647,057	$910,684	$95,225	$622,243	$6,275,209
Commitments and equity raises	—	—	—	—	—
Subscriptions, deployments and changes in leverage	(913,176)	208,848	3,142	(2,680)	(703,866)
Redemptions and distributions	(27,601)	(8,840)	(5,360)	(1,839)	(43,640)
Change in fund value	20,451	2,141	(114)	4,704	27,182
Ending balance	$3,726,731	$1,112,833	$92,893	$622,428	$5,554,885
Average AUM	$4,186,894	$1,011,759	$94,059	$622,335	$5,915,047

	Three months ended June 30, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$5,406	$4,345,751	$223,970	$18,045	$216,107	$4,809,279
Commitments and equity raises	—	—	—	2,250	—	2,250
Subscriptions, deployments and changes in leverage	(4)	(84,020)	6,066	20,034	(3,090)	(61,014)
Redemptions and distributions	—	(34,771)	(1,800)	(294)	—	(36,865)
Change in fund value	(601)	20,287	1,793	1,131	1,151	23,761
Ending balance	$4,801	$4,247,247	$230,029	$41,166	$214,168	$4,737,411
Average AUM	$5,103	$4,296,499	$226,999	$29,606	$215,138	$4,773,345

	Six months ended June 30, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,911,422	$791,103	$74,710	$524,025	$6,301,260
Commitments and equity raises	—	175,000	17,650	98,541	291,191
Subscriptions, deployments and changes in leverage	(1,179,685)	155,726	4,303	(7,536)	(1,027,192)
Redemptions and distributions	(50,863)	(17,680)	(5,360)	(4,282)	(78,185)
Change in fund value	45,857	8,684	1,590	11,680	67,811
Ending balance	$3,726,731	$1,112,833	$92,893	$622,428	$5,554,885
Average AUM	$4,319,076	$951,968	$83,801	$573,228	$5,928,073

	Six months ended June 30, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,364	$4,148,794	$213,873	$10,333	$—	$4,377,364
Commitments and equity raises	—	—	—	7,000	39,159	46,159
Subscriptions, deployments and changes in leverage	(45)	117,607	15,992	22,605	173,880	330,039
Redemptions and distributions	—	(69,541)	(3,333)	(294)	—	(73,168)
Change in fund value	482	50,387	3,497	1,522	1,129	57,017
Ending balance	$4,801	$4,247,247	$230,029	$41,166	$214,168	$4,737,411
Average AUM	$4,582	$4,198,021	$221,950	$25,750	$107,084	$4,557,387
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

The following table provides a roll-forward of fee-earning AUM for the three and six months ended June 30, 2015 and 2014 (shown in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$5,323,341	$4,350,461	$5,554,013	$3,929,065
Commitments and equity raises	207,353	5,485	273,541	21,657
Subscriptions, deployments and changes in leverage	(1,172,022)	(40,603)	(1,473,977)	368,117
Redemptions and distributions	(42,440)	(36,571)	(76,985)	(72,874)
Change in fund value	27,201	22,987	66,841	55,794
Ending balance	$4,343,433	$4,301,759	$4,343,433	$4,301,759
Average fee-earning AUM	$4,833,387	$4,326,110	$4,948,723	$4,115,412
Effective annualized management fee rate	1.91%	2.07%	1.88%	2.19%
The following tables provide a roll-forward of fee-earning AUM by fund strategy for the three and six months ended June 30, 2015 and 2014 (shown in thousands):

	Three months ended June 30, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,094,870	$637,793	$40,577	$550,101	$5,323,341
Commitments and equity raises	—	175,000	—	32,353	207,353
Subscriptions, deployments and changes in leverage	(1,190,900)	3,537	(1,225)	16,566	(1,172,022)
Redemptions and distributions	(27,601)	(8,840)	(4,160)	(1,839)	(42,440)
Change in fund value	20,451	2,141	(95)	4,704	27,201
Ending balance	$2,896,820	$809,631	$35,097	$601,885	$4,343,433
Average fee-earning AUM	$3,495,845	$723,712	$37,837	$575,993	$4,833,387
Fee-earning AUM was $4.3 billion as of June 30, 2015, which represented a $979.9 million, or 18.4%, decrease from $5.3 billion as of March 31, 2015. The net decrease in fee-earning AUM was primarily comprised of $961.2 million from FSC's sale of Healthcare Finance Group, LLC, which was partially offset by $175.0 million of incremental investment capacity as a result of the closing of FSFR's Citibank credit facility.

	Three months ended June 30, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$5,014	$4,101,355	$201,159	$1,212	$41,721	$4,350,461
Commitments and equity raises	—	—	—	—	5,485	5,485
Subscriptions, deployments and changes in leverage	—	(149,285)	13,599	16,900	78,183	(40,603)
Redemptions and distributions	—	(34,771)	(1,800)	—	—	(36,571)
Change in fund value	(562)	20,287	1,793	318	1,151	22,987
Ending balance	$4,452	$3,937,586	$214,751	$18,430	$126,540	$4,301,759
Average fee-earning AUM	$4,733	$4,019,471	$207,955	$9,821	$84,130	$4,326,110
Fee-earning AUM was $4.3 billion as of June 30, 2014, which represented a $48.7 million, or 1.1%, decrease from $4.4 billion as of March 31, 2014. The net decrease in fee-earning AUM was primarily due to $149.3 million of deleveraging at our BDCs, which was partially offset by $83.7 million of net investment activity at SLF I.

	Six months ended June 30, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,366,621	$662,654	$39,301	$485,437	$5,554,013
Commitments and equity raises	—	175,000	—	98,541	273,541
Subscriptions, deployments and changes in leverage	(1,464,795)	(19,027)	(664)	10,509	(1,473,977)
Redemptions and distributions	(50,863)	(17,680)	(4,160)	(4,282)	(76,985)
Change in fund value	45,857	8,684	620	11,680	66,841
Ending balance	$2,896,820	$809,631	$35,097	$601,885	$4,343,433
Average fee-earning AUM	$3,631,720	$736,143	$37,199	$543,661	$4,948,723
Fee-earning AUM was $4.3 billion as of June 30, 2015, which represented a $1.2 billion, or 21.8%, decrease from $5.6 billion as of December 31, 2014. The net decrease in fee-earning AUM was primarily comprised of $961.2 million from FSC's sale of Healthcare Finance Group, LLC, which was partially offset by $175.0 million of incremental investment capacity as a result of the closing of FSFR’s Citibank credit facility and $98.5 million as a result of the securitization of SLF I.

	Six months ended June 30, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,001	$3,776,195	$148,869	$—	$—	$3,929,065
Commitments and equity raises	—	—	—	—	21,657	21,657
Subscriptions, deployments and changes in leverage	—	180,545	65,718	18,100	103,754	368,117
Redemptions and distributions	—	(69,541)	(3,333)	—	—	(72,874)
Change in fund value	451	50,387	3,497	330	1,129	55,794
Ending balance	$4,452	$3,937,586	$214,751	$18,430	$126,540	$4,301,759
Average fee-earning AUM	$4,227	$3,856,890	$181,810	$9,215	$63,270	$4,115,412
Fee-earning AUM was $4.3 billion as of June 30, 2014, which represented a $372.7 million, or 9.5%, increase from $3.9 billion as of December 31, 2013. The net increase in fee-earning AUM was primarily due to $244.4 million of debt capital raised at FSC and the closing of SLF I, which produced $126.5 million of fee-earning AUM at period end.
Overview of Results of Operations
Revenues
For the three months ended June 30, 2015 and 2014, 95.4% and 95.9%, respectively, of our revenues came from management fees (including 36.9% and 38.3%, respectively, of Part I Fees) from the BDCs and private funds. For the six months ended June 30, 2015 and 2014, 95.1% and 95.7%, respectively, of our revenues came from management fees (including 35.5% and 37.6%, respectively, of Part I Fees) from the BDCs and private funds.
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
On July 14, 2015, FSC announced that FSM, as its investment adviser, voluntarily agreed to a revised base management fee arrangement ("Revised Management Fee") for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017. The Revised Management Fee is intended to provide for a potential reduction in the base management fee payable by FSC to FSM during such period. See Note 14 to the Consolidated Financial Statements for additional detail regarding the revised base management fee arrangement.

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
Net income attributable to non-controlling interests in Fifth Street Holdings L.P. represents the 88% allocable ownership interests held by the Holdings LPs and the resulting pro rata allocation of our net operating results as a result of the Reorganization and IPO.
Results of Operations
Three months ended June 30, 2015 compared to three months ended June 30, 2014
Revenues
Management fees.  Total management fees were $23.1 million for the three months ended June 30, 2015, which represented a $0.6 million, or 2.7%, increase from $22.5 million for the three months ended June 30, 2014. This increase was primarily due to a $0.5 million increase in management fees from SLF I, SLF II and FSOF as base management fees and Part I fees generated from the BDCs were relatively unchanged.
Performance fees.  Performance fees of $12,747 previously accrued were reversed for the three months ended June 30, 2015 due to unrealized losses at FSOF. There were no performance fees for the three months ended June 30, 2014 as FSOF did not have fee-earning AUM during that period.
Other fees.  Other fees were $1.1 million for the three months ended June 30, 2015, which represented a $0.2 million, or 17.5%, increase from $1.0 million for the three months ended June 30, 2014. The increase was primarily due to a higher level of allocable direct fund expenses, compensation and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $9.2 million for the three months ended June 30, 2015, which represented a $2.6 million, or 21.9%, decrease from $11.8 million for the three months ended June 30, 2014. The decrease was primarily due to $4.9 million of non-recurring compensation charges related to the separation of a former Fifth Street Management equity member in the year ago period, partially offset by $1.2 million of equity-based compensation charges related to grants under the 2014 Omnibus Incentive Plan in connection with our IPO and additional compensation due to a net increase in headcount of 17 employees during the year-over-year period.
Fund offering and start-up expenses.  There were no fund offering and start-up expenses for the three months ended June 30, 2015. For the three months ended June 30, 2014, fund offering and start-up expenses were $0.1 million which primarily consisted of expenses associated with the formation SLF II.
General, administrative and other.  General, administrative and other expenses were $2.6 million for the three months ended June 30, 2015, which represented a $0.2 million, or 7.8%, increase from $2.4 million for the three months ended June 30,

2014. The increase was primarily due to additional occupancy costs associated with our new corporate headquarters in Greenwich, CT and additional professional fees, travel, insurance and board fees as compared to the year ago period.
Depreciation and amortization.  Depreciation and amortization expense was $0.4 million for the three months ended June 30, 2015, which represented a $0.3 million, or 293.2%, increase from $0.1 million for the three months ended June 30, 2014. The increase was primarily due to depreciation on fixed assets related to the construction of our new corporate headquarters in Greenwich, CT.
Other income (expense)
For the three months ended June 30, 2015, other income (expense) was $(0.2) million which primarily consisted $0.4 million of interest expense incurred on our credit facility, offset by $0.2 million of interest income generated from our subordinated debt interest and beneficial interest in CLO.
Provision for income taxes
The income tax expense of $1.3 million for the three months ended June 30, 2015 reflects the quarterly portion of our expected annual tax provision expense.
Net income
Net income was $10.3 million for the three months ended June 30, 2015, which represented a $1.3 million, or 14.2%, increase from $9.1 million for the three months ended June 30, 2014. The increase was primarily due to the income and expense variances discussed above.
Six months ended June 30, 2015 compared to six months ended June 30, 2014
Revenues
Management fees.  Total management fees were $46.6 million for the six months ended June 30, 2015, which represented a $1.5 million, or 3.3%, increase from $45.2 million for the six months ended June 30, 2014. This increase was primarily due to a $1.1 million increase in management fees from SLF I, SLF II and FSOF as base management fees and Part I fees generated from the BDCs were relatively unchanged.
Performance fees.  Performance fees earned from FSOF were $0.1 million for the six months ended June 30, 2015. There were no performance fees for the six months ended June 30, 2014 as FSOF did not have fee-earning AUM during that period.
Other fees.  Other fees were $2.3 million for the six months ended June 30, 2015, which represented a $0.3 million, or 15.0%, increase from $2.0 million for the six months ended June 30, 2014. The increase was primarily due to a higher level of allocable direct fund expenses, compensation and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $18.5 million for the six months ended June 30, 2015, which represented a $0.6 million, or 3.4%, decrease from $19.2 million for the six months ended June 30, 2014. The decrease was primarily due to $4.9 million of non-recurring compensation charges related to the separation of a former Fifth Street Management equity member in the year ago period, partially offset by $2.5 million of equity-based compensation charges related to grants under the 2014 Omnibus Incentive Plan in connection with our IPO and additional compensation due to a net increase in headcount of 17 employees during the year-over-year period.
Fund offering and start-up expenses.  There were no fund offering and start-up expenses for the six months ended June 30, 2015. For the six months ended June 30, 2014, fund offering and start-up expenses were $0.3 million which primarily consisted of expenses associated with the formation of FSOF, SLF I and SLF II.
General, administrative and other.  General, administrative and other expenses were $5.4 million for the six months ended June 30, 2015, which represented a $1.4 million, or 33.9%, increase from $4.1 million for the six months ended June 30, 2014. The increase was primarily due to additional occupancy costs associated with our new corporate headquarters in Greenwich, CT and additional professional fees, travel, insurance and board fees as compared to the year ago period.
Depreciation and amortization.  Depreciation and amortization expense was $0.8 million for the six months ended June 30, 2015, which represented a $0.6 million, or 252.2%, increase from $0.2 million for the six months ended June 30, 2014. The increase was primarily due to depreciation on fixed assets related to the construction of our new corporate headquarters in Greenwich, CT.

Other income (expense)
For the six months ended June 30, 2015, other income (expense) was $(0.5) million which primarily consisted $0.8 million of interest expense incurred on our credit facility, partially offset by $0.2 million of interest income generated from our subordinated debt interest and beneficial interest in CLO.
Provision for income taxes
The income tax expense of $2.5 million for the six months ended June 30, 2015 reflects the quarterly portion of our expected annual tax provision expense.
Net income
Net income was $21.2 million for the six months ended June 30, 2015, which represented a $2.4 million, or 10.1%, decrease from $23.5 million for the six months ended June 30, 2014. The decrease was primarily due to the income and expense variances discussed above.
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
Cash Flows
Six months ended June 30, 2015 Compared to six months ended June 30, 2014
Net cash provided by operating activities was $27.0 million for the six months ended June 30, 2015, which represented an $8.3 million decrease from $35.3 million for the six months ended June 30, 2014. The decrease was primarily due to the timing of collection of management fees and the timing of annual discretionary bonuses paid to employees and the payment of the notes due to Principal.
Net cash used in investing activities was $8.3 million for the six months ended June 30, 2015, which represented a $1.0 million decrease from $9.4 million for the six months ended June 30, 2014. The decrease was primarily due to a higher level of capital expenditures in the year-ago period in connection with the construction of our new corporate headquarters, partially offset by a higher level of investments in equity method investees.
Net cash used in financing activities was $20.4 million for the six months ended June 30, 2015, which represented a $9.2 million decrease from $29.6 million for the six months ended June 30, 2014. The decrease was primarily due to $21.0 million of net borrowings under our credit facility, partially offset by $9.0 million of repayments of our notes payable.
Share Repurchase Program
On May 11, 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. Under the repurchase program, we are authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program will terminate on May 11, 2016, unless earlier terminated or extended by our Board of Directors, and may be suspended for periods or discontinued at any time. Total repurchases under the share repurchase program for the six months ended June 30, 2015 were approximately $0.7 million in the aggregate.

Revolving Credit Facility
On November 4, 2014, Fifth Street Holdings entered into a credit agreement, or the Credit Agreement, for a revolving credit facility, or the Credit Facility, that was jointly led by Morgan Stanley Senior Funding, Inc. and Sumitomo Mitsui Banking Corporation. We intend to use the Credit Facility, together with available cash, to, among other things: (i) provide capital to facilitate the growth of our existing businesses and funds, (ii) fund a portion of our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into complementary businesses and funds, (iv) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement, (v) provide working capital, and, potentially, seed capital for future investments and (vi) fund distributions to us so that we may pay dividends to our stockholders. As of June 30, 2015, we had $33.0 million of outstanding borrowings under the Credit Facility.
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
We were in compliance with all covenants under the Credit Facility as of June 30, 2015.
Dividend Policy
We are a holding company and have no material assets other than our approximately 12% limited partnership interest in Fifth Street Holdings and our controlling interest and related rights as its sole general partner. As a result, we depend upon distributions from our subsidiaries to pay any dividends that our Board of Directors may declare to be paid to the holders of our Class A common stock. When our Board of Directors declares dividends, we will cause Fifth Street Holdings to make distributions to us in an amount sufficient to cover the dividends declared. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. We may not pay dividends to the holders of our Class A common stock in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. We may or may not borrow to fund dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.
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
On May 11, 2015, our Board of Directors declared a quarterly dividend of $0.17 per share on our Class A common stock. The declared dividend was paid on July 15, 2015 to stockholders of record at the close of business on June 30, 2015.
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
As of June 30, 2015, we did not have any unfunded capital commitments.
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
Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements for a description of recent accounting pronouncements including those adopted during the six months ended June 30, 2015.
Recent Developments
See Note 14 to the consolidated financial statements for a description of recent developments that have occurred subsequent to June 30, 2015.

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
Assuming an incremental 10% change in fair value of the funds' investments as of June 30, 2015, we calculated an increase in base management fees earned of $2.6 million in the case of an increase in value and a decrease in base management fees earned of $2.6 million in the case of a decline in value for the six months ended June 30, 2015. Such a change in fair value would not have a material impact on Part I Fees.
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
Changes in the fair values of funds' investments may materially impact performance fees depending on the respective funds' performance relative to applicable hurdles or benchmarks. Based on an incremental 10% change in fair value of the funds' investments as of June 30, 2015, there would be no material impact on performance fees for the three and six months ended June 30, 2015.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2015, the design and operation of our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level.
Material Weakness in Internal Control Over Financial Reporting
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
Remediation of Material Weakness in Internal Control over Financial Reporting
We have taken and will take a number of actions to remediate this material weakness including, but not limited to, adding senior experienced accounting and financial personnel, reallocating existing internal resources and retaining third-party consultants to help enhance our internal control over financial reporting following reviews of our accounting and finance function conducted by members of senior management. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. We cannot assure you, however, that the steps taken will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions. We will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our Annual Report on Form 10-K for the year ended December 31, 2015.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
There have been no material changes during the three months ended June 30, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any sales of unregistered securities during the three months ended June 30, 2015.
In May 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. For the three months ended June 30, 2015, FSAM repurchased and retired 73,258 shares of our Class A common stock at a weighted average price of $9.50 per share pursuant to this program. The aggregate cash consideration paid for these repurchases was $0.7 million. The following table outlines repurchases of our Class A common stock during the three months ended June 30, 2015:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 2015 (1)	72,158	$9.49	72,158
June 2015	1,100	9.99	1,100
Total	73,258	$9.50	73,258	$19.3 million
(1) Program authorized by our Board of Directors on May 11, 2015.
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On August 10, 2015, our Board of Directors declared a quarterly dividend of $0.17 per share on our shares of Class A common stock. The declared dividend is payable on October 15, 2015 to stockholders of record at the close of business on September 30, 2015.
On August 10, 2015, our Board of Directors increased the size of the Board of Directors from six directors to seven directors and appointed Alexander C. Frank, the Company’s Chief Operating Officer and Chief Financial Officer, as a director, effective immediately, to fill the vacancy created by the increase in the number of directors. Mr. Frank will serve until the Company’s 2016 Annual Meeting of Stockholders and until his successor is duly elected and qualified or until his earlier death, resignation, retirement, disqualification or removal. Mr. Frank will not serve as a member of any of the committees of the Board of Directors.
Mr. Frank is our Chief Operating Officer and Chief Financial Officer. He has also served as a member of the board of directors of FSFR. He served as FSFR’s chief operating officer from November 2013 to July 2014 and previously served as its chief financial officer. He also served as the chief financial officer of Fifth Street Finance Corp. from September 2011 to July 2014. Mr. Frank is a limited partner of Fifth Street Holdings L.P. and also serves on Fifth Street’s management committee. Prior to joining Fifth Street, he served as a managing director and chief financial officer of Chilton Investment Company LLC, a global investment management firm, from September 2008 to March 2011. Mr. Frank was responsible for finance and operations infrastructure. Prior to that, Mr. Frank spent over 22 years at Morgan Stanley, having served as global head of institutional operations, global corporate controller and chief financial officer of U.S. broker/dealer operations and global treasurer. In his roles, he oversaw various securities infrastructure services, creating efficiencies throughout the organization, and managed various aspects of the internal and external financial control and reporting functions. He also oversaw the firm’s financing, capital planning, cash management and rating agency functions. Mr. Frank began his career in audit and tax accounting at Arthur Andersen LLP before joining Morgan Stanley in 1985. He received an M.B.A. from the University of Michigan and a B.A. from Dartmouth College.

Mr. Frank was not appointed to the Board of Directors pursuant to any arrangement or understanding with any other person. Mr. Frank has no family relationships with any director or executive officer of us and, except as otherwise disclosed under the captions “Related-Party Transactions-Reorganization Transactions” and “— Investments in Our Funds” in the our definitive proxy statement filed with the Securities and Exchange Commission on April 21, 2015, there are no transactions in which Mr. Frank has an interest requiring disclosure under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.

Item 6.     Exhibits
The required exhibits are listed in the Exhibit Index and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Letter Agreement from Fifth Street Management LLC to Fifth Street Finance Corp. relating to revised base management fee arrangement.	8-K	001-36701	99.1	07/17/15
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET ASSET MANAGEMENT INC.

By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Alexander C. Frank
Alexander C. Frank
Chief Operating Officer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: August 13, 2015