Form 10-Q
period 2015-09-30
Fifth Street Asset Management Inc.
filed 2015-11-24
CIK 1611988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of November 20, 2015 was 5,782,392. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of November 20, 2015 was 42,856,854.

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
When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•
"Adjusted Net Income" represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, including the amortization of equity-based awards related to the Reorganization and initial public offering, (ii) non-recurring underwriting costs relating to public offerings of our funds, (iii) non-recurring professional fees and other expenses incurred in connection with our initial public offering, (iv) unrealized gains (losses) on beneficial interests in CLO and (v) other non-recurring items;

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

•	"catch-up" refers to a provision for a manager or adviser of a fund to receive the majority or all of the profits of such fund until the agreed upon profit allocation is reached;

•	"CLO" refers to a collateralized loan obligation;

•	“CLO I” refers to Fifth Street Senior Loan Fund I, LLC, a CLO in our senior loan fund strategy managed by CLO Management;

•	"CLO II" refers to Fifth Street SLF II, Ltd. (formerly Fifth Street Senior Loan Fund II, LLC, prior to securitization), a CLO in our senior loan fund strategy managed by CLO Management;

•	"CLO Management" refers to Fifth Street CLO Management LLC, the collateral manager for CLO I and CLO II;

•	"Consolidated Fund" refers to CLO II;

•
"fee-earning AUM" refers to the AUM on which we directly or indirectly earn management fees, and represents the sum of the net asset value of the Fifth Street Funds and their material control investments, and the drawn debt and unfunded debt and equity commitments at the fund or investment-level (including amounts subject to restrictions);

•	"Fifth Street BDCs" and "our BDCs" refer to FSC and FSFR together;

•	"Fifth Street Funds" and "our funds" refer to the Fifth Street BDCs and the other funds advised or managed by Fifth Street Management or CLO Management;

•	"Fifth Street Management" refers to Fifth Street Management LLC and, unless the context otherwise requires, its subsidiaries;

i

•
"Fifth Street Management Group" and the "Predecessor" refers to Fifth Street Management LLC, FSC, Inc., FSC CT, Inc., FSC Midwest, Inc., Fifth Street Capital West, Inc. (and their wholly-owned subsidiaries) and certain combined funds;

•	"FSC" refers to Fifth Street Finance Corp., a publicly-traded business development company managed by Fifth Street Management;

•	"FSFR" refers to Fifth Street Senior Floating Rate Corp., a publicly-traded business development company managed by Fifth Street Management;

•	"FSOF" refers to "Fifth Street Opportunities Fund, L.P.", a hedge fund managed by Fifth Street Management;

•	"Fund II" refers to Fifth Street Mezzanine Partners II, L.P., a fund advised by an affiliate of Fifth Street Management;

•	"Holdings Limited Partners" refers to active, limited partners in Fifth Street Holdings (other than us), which include, among other persons, the Principals;

•	"hurdle rate" or "hurdle" refers to a specified minimum rate of return that a fund must exceed in order for the investment adviser or manager of such a fund to receive performance fees;

•	"management fees" refer to base management fees and Part I Fees;

•	"MMKT" refers to MMKT Exchange LLC, a financial technology company in which FSM owns 80% of the common membership interests;

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

•	"Principals" refers to Leonard M. Tannenbaum and Bernard D. Berman and, where applicable, any entities controlled directly or indirectly by them;

•	"SLF I" refers to Fifth Street Senior Loan Fund I, LLC, a fund in our senior loan fund strategy, previously managed by Fifth Street Management prior to CLO I securitization;

•	"SLF II" refers to Fifth Street Senior Loan Fund II, LLC, a fund in our senior loan fund strategy, previously managed by Fifth Street Management prior to CLO II securitization; and

•	"TRA recipients" refers to the Principals and Ivelin M. Dimitrov.
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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Fifth Street Asset Management Inc.
 Consolidated Statements of Financial Condition

	As of
	September 30, 2015	December 31, 2014
Assets	(unaudited)	(see Note 2)
Cash and cash equivalents	$6,037,923	$3,238,008
Management fees receivable (includes Part I Fees of $5,838,844 and $7,809,194 at September 30, 2015 and December 31, 2014, respectively)	19,891,214	23,363,901
Performance fees receivable	79,451	106,635
Prepaid expenses (includes $436,468 and $185,580 related to income taxes at September 30, 2015 and December 31, 2014, respectively)	1,052,684	1,335,593
Investments in equity method investees	6,415,175	4,115,429
Investments in available-for-sale securities	1,350,775	—
Beneficial interest in CLOs at fair value: (cost: $4,496,624)	3,906,078	—
Due from affiliates	2,129,104	3,799,542
Fixed assets, net	10,106,099	10,274,263
Deferred tax assets	53,048,823	57,972,039
Deferred financing costs	2,055,266	2,432,764
Other assets	4,066,579	4,197,358
Assets of Consolidated Fund:
Cash and cash equivalents	74,519,096	—
Investments at fair value (cost: $323,434,153)	323,434,153	—
Interest and dividends receivable	3,277,652	—
Unsettled trades receivable	1,094,500	—
Deferred financing costs	2,744,979	—
Total assets	$515,209,551	$110,835,532
Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$1,983,793	$3,045,651
Accrued compensation and benefits	10,446,425	11,095,548
Income taxes payable	—	361,052
Loans payable (including $4,644,895 of MMKT Notes at fair value)	25,620,819	4,000,000
Credit facility payable	35,000,000	12,000,000
Dividend payable	1,608,759	—
Due to Principal	—	9,063,792
Due to affiliates	19,059	62,781
Deferred rent liability	3,187,864	3,261,434
Payable to related parties pursuant to tax receivable agreements	45,821,556	47,373,245
Liabilities of Consolidated Fund:
Unsettled trades payable	20,093,490	—
Notes payable at fair value (proceeds: $364,066,775)	364,066,775	—
Total liabilities	507,848,540	90,263,503
Commitments and contingencies
Equity
Class A common stock, $0.01 par value 500,000,000 shares authorized; 5,782,392 and 6,000,033 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	57,824	60,000
Class B common stock, $0.01 par value 50,000,000 shares authorized; 42,856,854 shares issued and outstanding as of September 30, 2015 and December 31, 2014	428,569	428,569
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	7,319,605	4,975,073
Accumulated other comprehensive loss	(2,075)	—
Retained earnings	1,052,519	1,273,485
Total stockholders' equity, Fifth Street Asset Management Inc.	8,856,442	6,737,127
Non-controlling interests	(1,495,431)	13,834,902
Total equity	7,361,011	20,572,029
Total liabilities and equity	$515,209,551	$110,835,532
All management and performance fees are earned from affiliates of the Company. See notes to Consolidated Financial Statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Income
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues		(see Notes 1 and 2)		(see Notes 1 and 2)
Management fees (includes Part I Fees of $9,166,813 and $9,868,682 and $26,766,547 and $26,172,673 for the three and nine months ended September 30, 2015 and 2014, respectively)	$23,609,474	$22,987,898	$70,417,077	$66,707,202
Performance fees	2,596	139,049	79,451	139,049
Other fees	1,347,133	2,187,933	3,668,878	4,205,987
Total revenues	24,959,203	25,314,880	74,165,406	71,052,238
Expenses
Compensation and benefits	10,258,766	6,529,830	28,791,731	25,711,012
Fund offering and start-up expenses	—	909,681	—	1,200,434
General, administrative and other expenses	3,349,712	3,432,949	8,548,115	7,491,543
Depreciation and amortization	434,146	408,541	1,254,544	641,449
Total expenses	14,042,624	11,281,001	38,594,390	35,044,438
Other income (expense)
Interest income	110,525	1,891	293,665	11,530
Interest expense	(507,647)	(25,206)	(1,337,827)	(74,795)
Income (loss) from equity method investments	12,492	102,838	2,540	216,750
Unrealized loss on beneficial interests in CLOs	(23,148)	—	(590,546)	—
Other income (expense), net	—	66,000	122,000	132,000
Total other income (expense), net	(407,778)	145,523	(1,510,168)	285,485
Income before provision for income taxes	10,508,801	14,179,402	34,060,848	36,293,285
Provision for income taxes	995,506	—	3,551,329	—
Net income	9,513,295	14,179,402	30,509,519	36,293,285
Net income attributable to Predecessor	—	(14,179,402)	—	(36,293,285)
Net income attributable to non-controlling interests	(8,341,728)	—	(26,859,217)	—
Net income attributable to Fifth Street Asset Management Inc.	$1,171,567	$—	$3,650,302	$—

Net income per share attributable to Fifth Street Asset Management Inc. Class A common stock: Basic and Diluted	$0.20		$0.61
Weighted average shares of Class A common stock outstanding - Basic	5,901,718		5,956,389
Weighted average shares of Class A common stock outstanding - Diluted	5,908,463		5,963,318

 All revenues are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Comprehensive Income
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
		(see Notes 1 and 2)		(see Notes 1 and 2)
Net income	$9,513,295	$14,179,402	$30,509,519	$36,293,285
Other comprehensive income (loss):
Adjustment for change in fair value on available-for-sale securities	538,494	—	(28,904)	—
Tax effect on adjustment for change in fair value on available-for-sale securities	(25,410)	—	1,370	—
Total comprehensive income	10,026,379	14,179,402	30,481,985	36,293,285
Less: Comprehensive income attributable to Predecessor	—	(14,179,402)	—	(36,293,285)
Less: Comprehensive income attributable to non-controlling interests	(8,549,626)	—	(26,709,534)	—
Comprehensive income attributable to Fifth Street Asset Management Inc.	$1,476,753	$—	$3,772,451	$—

See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statement of Changes in Equity
For the Nine Months Ended September 30, 2015
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2014 (see Notes 1 and 2)	6,000,033	$60,000	42,856,854	$428,569	$4,975,073	$—	$1,273,485	$13,834,902	$20,572,029
Capital contributions	—	—	—	—	—	—	—	20,000	20,000
Distributions to Holdings limited partners	—	—	—	—	—	—	—	(41,639,038)	(41,639,038)
Accrued and paid dividends - $0.64 per Class A common share	—	—	—	—	—	—	(3,815,114)	—	(3,815,114)
Accrual of dividends on restricted stock units	—	—	—	—	—	—	(71,664)	(529,543)	(601,207)
Adjustment of tax benefit in connection with tax receivable agreements	—	—	—	—	(273,828)	—	—	—	(273,828)
Repurchase of Class A common shares	(217,641)	(2,176)	—	—	(1,846,964)	—	—	—	(1,849,140)
Amortization of equity-based compensation	—	—	—	—	4,465,324	—	—	—	4,465,324
Change in fair value on available-for-sale securities, net of tax	—	—	—	—	—	(2,075)	—	(25,459)	(27,534)
Net income	—	—	—	—	—	—	3,650,302	26,859,217	30,509,519
Special allocation of adjustments relating to the Revision	—	—	—	—	—	—	15,510	(15,510)	—
Balance, September 30, 2015	5,782,392	$57,824	42,856,854	$428,569	$7,319,605	$(2,075)	$1,052,519	$(1,495,431)	$7,361,011

See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30
	2015	2014
Cash flows from operating activities		(see Note 1)
Net income	$30,509,519	$36,293,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,042,224	641,449
Amortization of fractional interests in aircrafts	212,320	—
Amortization of deferred financing costs	377,498	—
Amortization of equity-based compensation	4,480,918	3,815,194
Interest income accreted on beneficial interest in CLO	(231,231)	—
Reclassification of distributions to former member	—	800,381
Income (loss) from equity method investments	(2,540)	(216,750)
Deferred taxes	3,224,078	—
Fair value adjustment – due to former member	—	180,863
Deferred rent	(73,570)	1,239,886
Unrealized loss on beneficial interests in CLOs	590,546	—
Changes in operating assets and liabilities:
Management fees receivable	3,472,687	(43,117)
Performance fees receivable	27,184	(54,826)
Prepaid expenses	282,909	(258,937)
Due from affiliates	1,670,438	1,861,107
Other assets	(81,541)	(182,749)
Accounts payable and accrued expenses	(1,061,858)	724,613
Accrued compensation and benefits	(649,123)	6,884,548
Income taxes payable	(361,052)	—
Due to Principal	(16,863)	—
Due to affiliates	(59,316)	(2,528,204)
Due to former member	—	(895,086)
Attributable to Consolidated Fund:
Purchases of investments of Consolidated Fund	(304,435,163)	—
Change in other assets of Consolidated Fund	(3,277,652)	—
Net cash provided by (used in) operating activities	(264,359,588)	48,261,657
Cash flows from investing activities
Purchases of fixed assets	(874,060)	(9,460,980)
Purchases of equity method investments	(7,500,000)	(3,881,796)
Redemptions of equity method investments	1,200,000	—
Distributions received from equity method investments	225,282	—
Purchases of investments in available-for-sale securities	(1,379,679)	—
Purchases of beneficial interest in CLO	(612,889)	—
Net cash used in investing activities	(8,941,346)	(13,342,776)
Cash flows from financing activities
Borrowings under credit facility	48,000,000	—
Repayments under credit facility	(25,000,000)	—
Repayments of notes payable	(9,046,929)	—
Proceeds from issuance of loans payable	21,620,819	—
Capital contributions from non-controlling interests	20,000	—
Distributions to members	(41,639,038)	(38,590,110)
Dividends to Class A shareholders	(2,807,562)	—
Repurchases of Class A common shares	(1,849,140)	—
Attributable to Consolidated Fund
Issuance of notes payable by Consolidated Fund	364,066,775	—
Deferred financing costs	(2,744,980)	—
Net cash provided by (used in) financing activities	350,619,945	(38,590,110)
Net increase (decrease) in cash and cash equivalents	77,319,011	(3,671,229)
Cash and cash equivalents, beginning of period	3,238,008	4,015,728
Cash and cash equivalents, end of period (including Consolidated Fund)	80,557,019	344,499

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Cash Flows
(unaudited)

Less: Cash and cash equivalents of the Consolidated Fund	74,519,096	—
Cash and cash equivalents of the Company, end of period	$6,037,923	$344,499
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$887,425	$74,795
Cash paid during the period for income taxes	$1,064,200	$—
Non-cash investing activities:
Fixed asset purchases included in accounts payable	$11,519	$51,121
Non-cash financing activities:
Non-cash capital contribution by member	$—	$2,967,749
Non-cash distribution to members	$—	$(2,967,749)
Accrued dividends	$1,608,759	$—

 All management and performance fees are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
Fifth Street Asset Management Inc. ("FSAM"), together with its consolidated subsidiaries (collectively, the "Company"), is a leading alternative asset management firm headquartered in Greenwich, CT that provides asset management services to its investment funds, which, to date, consist primarily of Fifth Street Finance Corp. (formed on January 2, 2008, "FSC") and Fifth Street Senior Floating Rate Corp. (formed on May 22, 2013, "FSFR"), both publicly-traded business development companies regulated under the Investment Company Act of 1940 (together, the "BDCs"). The Company conducts substantially all of its operations through its consolidated subsidiaries, Fifth Street Management LLC ("FSM") and CLO Management.
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

As a result of the above transactions, FSAM became the general partner of Fifth Street Holdings, which was also organized to be a holding company for FSM and FSCO GP. As a holding company, FSAM conducts all of its operations through FSM, CLO Management and FSCO GP, wholly-owned subsidiaries of Fifth Street Holdings, including the provision of management services to FSC, FSFR and other affiliated private funds. Fifth Street Management Group is the Company's predecessor prior to the IPO.
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
After the completion of the IPO, FSAM became the general partner of Fifth Street Holdings and acquired a 12.0% limited partnership interest in Fifth Street Holdings. Accordingly, Fifth Street Holdings and its wholly-owned subsidiaries (including FSM) are consolidated in FSAM's financial statements. The Company has presented the Consolidated Statements of Income after giving effect to the Reorganization, as discussed above. All amounts attributable to the Company's Predecessor are recorded as "Net income attributable to Predecessor" within the consolidated financial statements. Subsequent to November 4, 2014, the portion of the net income attributable to Fifth Street Holdings limited partnership interests is recorded as "net income attributable to non-controlling interests."
On October 13, 2014, FSAM effectuated a 1-for-3 reverse stock split. All share information has been retroactively adjusted to reflect the reverse stock split.
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT Exchange LLC (previously IMME LLC), a Delaware limited liability company (“MMKT”). MMKT is a secure digital exchange that introduces efficiency, liquidity and transparency to the outdated middle market loan syndication process while increasing accessibility to a broader base of purchasers. The purpose of MMKT is to develop technology related to the financial services industry. FSM made a capital contribution of $80,000 for an 80% membership interest in MMKT.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

On September 29, 2015, CLO Management closed a securitization of senior secured loans warehoused in Fifth Street Senior Loan Fund II, LLC ("SLF II") as a Collateralized Loan Obligation ("CLO"). In connection with the securitization, SLF II merged into Fifth Street SLF II Ltd. ("CLO II"). CLO II issued a total of approximately $416.6 million of notes, including a subordinated note tranche of $52.1 million. The Company has concluded that CLO II should be consolidated by FSM (see Note 3). The Company invested $20,910,115 in senior and subordinated notes in CLO II, which was partially financed by the Risk Retention Credit Facility in the amount of $16,975,924 (see Note 9).
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

•
Fifth Street EIV, LLC ("Fifth Street EIV"), a Delaware limited liability company formed on February 7, 2014 to hold FSM's equity interest in Fifth Street Senior Loan Fund I, LLC ("SLF I"), which primarily invests in senior secured loans to middle-market companies; and

•
Fifth Street EIV II, LLC ("Fifth Street EIV II"), a Delaware limited liability company formed on July 10, 2014 to hold certain of the Company's employees' equity interests in SLF II, which primarily invests in senior secured loans to middle market companies.

Such Combined Funds were included in the financial statements previously filed with the SEC through periods ended September 30, 2014 based on the then existing consolidation guidance. In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"), as discussed in Note 3. As of December 31, 2014, the Company elected to early adopt such guidance, which resulted in deconsolidation of the Combined Funds. The Company determined that these entities were variable interest entities and that the Company was not the primary beneficiary because under ASU 2015-02, the Company's fee arrangements, which are commensurate with the level of effort performed and include only customary terms, do not represent variable interests. Also see Note 3 for the related disclosures for certain unconsolidated variable interest entities. There was no gain or loss recognized as a result of the deconsolidation of the Combined Funds and the Company will continue to earn management and/or performance fees from these funds. Although total assets and equity significantly decreased as a result of the Combined Funds' deconsolidation, it did not change net income or equity attributable to controlling interests in FSAM.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Impact of Reorganization and Deconsolidation of Combined Funds
The following tables show the impact on the Consolidated Statements of Income for the three and nine months ended September 30, 2014 for the deconsolidation of previously combined funds and the Reorganization:

	Three months ended September 30, 2014
	As revised (see Note 2)	Deconsolidation of Combined Funds and Effects of Reorganization	As adjusted

Revenues	$25,042,949	$271,931	$25,314,880
Net income	$17,161,160	$(2,981,758)	$14,179,402
Net income attributable to redeemable non-controlling interests in Combined Fund	$(1,072,218)	$1,072,218	$—
Net income attributable to non-controlling interests in Combined Funds	$(1,909,540)	$1,909,540	$—
Net income attributable to Predecessor	$—	$(14,179,402)	$(14,179,402)
Net income attributable to non-controlling interests in Fifth Street Holdings L.P.	$—	$—	$—
Net income attributable to controlling interests in Fifth Street Management Group	$14,179,402	$(14,179,402)	$—
Net income attributable to Fifth Street Asset Management Inc.	$—	$—	$—

	Nine months ended September 30, 2014
	As revised (see Note 2)	Deconsolidation of Combined Funds and Effects of Reorganization	As adjusted

Revenues	$70,678,754	$373,484	$71,052,238
Net income	$41,554,502	$(5,261,217)	$36,293,285
Net income attributable to redeemable non-controlling interests in Combined Fund	$(2,336,539)	$2,336,539	$—
Net income attributable to non-controlling interests in Combined Funds	$(2,924,678)	$2,924,678	$—
Net income attributable to Predecessor	$—	$(36,293,285)	$(36,293,285)
Net income attributable to non-controlling interests in Fifth Street Holdings L.P.	$—	$—	$—
Net income attributable to controlling interests in Fifth Street Management Group	$36,293,285	$(36,293,285)	$—
Net income attributable to Fifth Street Asset Management Inc.	$—	$—	$—

Note 2. Revision of Previously Issued Financial Statements for Correction of Immaterial Errors
During the three months ended September 30, 2015, the Company identified errors in the calculation of Part I Fees previously paid to the Company by the BDCs. The amounts paid were originally recognized as revenue in the first quarter of 2012 through the second quarter of 2015. The cumulative adjustment of $811,025 related to the years ended 2012 and 2013, was not considered material and is reflected as an out-of-period adjustment to the three months ended March 31, 2014. The identified errors related to incorrect information used by FSC CT LLC, the Company's administrator, a wholly-owned subsidiary of the Company. The errors related primarily to the timing of when Part I fees should have been recorded and paid. The aggregate adjustment was a net reduction of Part I Fees in the amount of $3,327,969 as of June 30, 2015. The Company

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements. However, the Company concluded the cumulative corrections of these errors would be material to the Company's financial statements for the three and nine months ended September 30, 2015 and, therefore, it is not appropriate to recognize the cumulative corrections in this period. Accordingly, the prior period financial statements provided herein have been revised to correct these errors (the "Revision") as well as other unrelated, immaterial out-of-period adjustments that had been previously recorded.
These prior period adjustments will be reflected in future quarterly and annual filings for the respective period. The revision had no net impact on the Company’s net cash provided by operating activities for any period presented.
The Holdings Limited Partners have agreed to refund all of the overpaid fees to the Company and therefore none of the expense will be borne by the Class A stockholders of FSAM.
Set forth below is a summary of the financial statement line items impacted by these revisions for the periods presented in this Form 10-Q and previous filings.

	June 30, 2015
Consolidated Statements of Financial Condition:	As previously reported	Adjustment	As revised
Management fees receivable	$23,065,693	$(3,327,969)	$19,737,724
Prepaid expenses	795,591	166,888	962,479
Subordinated debt interest in CLO	1,043,144	(1,043,144)	—
Beneficial interest in CLO	3,022,329	1,043,144	4,065,473
Total assets	$111,289,257	$(3,161,081)	$108,128,176
Accumulated other comprehensive income (loss)	(40,575)	40,575	—
Retained earnings	945,531	(40,575)	904,956
Non-controlling interests	4,879,615	(3,161,081)	1,718,534
Total equity	13,517,127	(3,161,081)	10,356,046
Total liabilities and equity	$111,289,257	$(3,161,081)	$108,128,176

	Three Months Ended June 30, 2015
Consolidated Statements of Income:	As previously reported	Adjustment	As revised
Management fees	$23,058,289	$514,753	$23,573,042
Total revenues	24,166,163	514,753	24,680,916
General, administrative and other expenses	2,633,265	(139,071)	2,494,194
Total expenses	12,276,236	(139,071)	12,137,165
Other income (expense), net	(226,967)	(567,398)	(794,365)
Income before provision for income taxes	11,662,960	86,426	11,749,386
Provision for income taxes	(1,315,041)	(45,628)	(1,360,669)
Net income	10,347,919	40,798	10,388,717
Net income attributable to non-controlling interests	(9,141,173)	(75,322)	(9,216,495)
Net income attributable to Fifth Street Asset Management Inc.	$1,206,746	$(34,524)	$1,172,222

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2015
Consolidated Statements of Income:	As previously reported	Adjustment	As revised
Management fees	$46,637,687	$169,916	$46,807,603
Total revenues	49,036,287	169,916	49,206,203
General, administrative and other expenses	5,434,574	(236,171)	5,198,403
Total expenses	24,787,937	(236,171)	24,551,766
Other income (expense), net	(534,992)	(567,398)	(1,102,390)
Income before provision for income taxes	23,713,358	(161,311)	23,552,047
Provision for income taxes	(2,537,107)	(18,716)	(2,555,823)
Net income	21,176,251	(180,027)	20,996,224
Net income attributable to non-controlling interests	(18,660,175)	142,686	(18,517,489)
Net income attributable to Fifth Street Asset Management Inc.	$2,516,076	$(37,341)	$2,478,735
Net income per share attributable to Fifth Street Asset Management Inc. Class A common stock: Basic and Diluted	$0.42	$(0.01)	$0.41

	Three Months Ended June 30, 2015
Consolidated Statements of Comprehensive Income:	As previously reported	Adjustment	As revised
Net income	$10,347,919	$40,798	$10,388,717
Total comprehensive income	9,807,301	40,798	9,848,099
Less: Comprehensive income attributable to non-controlling interests	(8,641,130)	40,798	(8,600,332)
Comprehensive income attributable to Fifth Street Asset Management Inc.	$1,166,171	$40,798	$1,206,969

	Six Months Ended June 30, 2015
Consolidated Statements of Comprehensive Income:	As previously reported	Adjustment	As revised
Net income	$21,176,251	$(180,027)	$20,996,224
Total comprehensive income	20,635,633	(180,027)	20,455,606
Less: Comprehensive income attributable to non-controlling interests	(18,160,132)	(180,027)	(18,340,159)
Comprehensive income attributable to Fifth Street Asset Management Inc.	$2,475,501	$(180,027)	$2,295,474

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

	March 31, 2015
Consolidated Statements of Financial Condition:	As previously reported	Adjustment	As revised
Management fees receivable	$23,344,726	$(3,842,722)	$19,502,004
Prepaid expenses	856,405	223,511	1,079,916
Subordinated debt interest in CLO	1,043,144	(1,043,144)	—
Beneficial interest in CLO	3,443,940	1,043,144	4,487,084
Fixed assets, net	9,977,576	631	9,978,207
Total assets	$106,953,005	$(3,618,580)	$103,334,425
Retained earnings	523,066	631	523,697
Total stockholders' equity, Fifth Street Asset Management Inc.	7,466,620	631	7,467,251
Non-controlling interests	12,062,033	(3,619,211)	8,442,822
Total equity	19,528,653	(3,618,580)	15,910,073
Total liabilities and equity	$106,953,005	$(3,618,580)	$103,334,425

	Three Months Ended March 31, 2015
Consolidated Statements of Income:	As previously reported	Adjustment	As revised
Management fees	$23,579,398	$(344,837)	$23,234,561
Total revenues	24,870,124	(344,837)	24,525,287
General administrative and other expenses	2,801,309	(97,100)	2,704,209
Total expenses	12,511,701	(97,100)	12,414,601
Income before provision for income taxes	12,050,398	(247,737)	11,802,661
Provision for income taxes	(1,222,066)	26,911	(1,195,155)
Net income	10,828,332	(220,826)	10,607,506
Net income attributable to non-controlling interests	(9,519,002)	218,009	(9,300,993)
Net income attributable to Fifth Street Asset Management Inc.	$1,309,330	$(2,817)	$1,306,513

	December 31, 2014
Consolidated Statements of Financial Condition:	As previously reported	Adjustment	As revised
Management fees receivable	$26,861,787	$(3,497,886)	$23,363,901
Prepaid expenses	1,150,013	185,580	1,335,593
Total assets	$114,147,838	$(3,312,306)	$110,835,532
Retained earnings	1,288,995	(15,510)	1,273,485
Total stockholders' equity, Fifth Street Asset Management Inc.	6,752,637	(15,510)	6,737,127
Non-controlling interests	17,131,698	(3,296,796)	13,834,902
Total equity	23,884,335	(3,312,306)	20,572,029
Total liabilities and equity	$114,147,838	$(3,312,306)	$110,835,532

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

	Year Ended December 31, 2014
Consolidated Statements of Income:	As previously reported	Adjustment	As revised
Management fees	$95,425,407	$(3,497,886)	$91,927,521
Total revenues	103,206,061	(3,497,886)	99,708,175
Compensation and benefits	53,697,430	129,252	53,826,682
Total expenses	66,297,065	129,252	66,426,317
Income before provision for income taxes	36,935,074	(3,627,138)	33,307,936
Provision for income taxes	1,877,758	185,580	2,063,338
Net income	38,812,832	(3,441,558)	35,371,274
Net income attributable to non-controlling interests	(38,284,255)	3,409,177	(34,875,078)
Net income attributable to Fifth Street Asset Management Inc.	$528,577	$(32,381)	$496,196
Net income per share attributable to Fifth Street Asset Management Inc. Class A common stock: Basic and Diluted	$0.09	$(0.01)	$0.08

	September 30, 2014
Consolidated Statements of Financial Condition:	As previously reported	Adjustment	As revised
Management fees receivable	$23,263,679	$(1,810,799)	$21,452,880
Total assets	$46,642,231	$(1,810,799)	$44,831,432
Members' equity	25,154,063	(1,810,799)	23,343,264
Total equity	25,154,063	(1,810,799)	23,343,264
Total liabilities and equity	$46,642,231	$(1,810,799)	$44,831,432

	Three Months Ended September 30, 2014
Consolidated Statements of Income:	As previously reported	Adjustment	As revised (see Note 1)
Management fees	$23,091,676	$(375,709)	$22,715,967
Total revenues	25,418,658	(375,709)	25,042,949
Income before provision for income taxes	17,536,869	(375,709)	17,161,160
Net income	17,536,869	(375,709)	17,161,160
Net income attributable to controlling interests in Fifth Street Management Group	(14,555,111)	375,709	(14,179,402)

	Nine Months Ended September 30, 2014
Consolidated Statements of Income:	As previously reported	Adjustment	As revised (see Note 1)
Management fees	$68,144,517	$(1,810,799)	$66,333,718
Total revenues	72,489,553	(1,810,799)	70,678,754
Income before provision for income taxes	43,365,301	(1,810,799)	41,554,502
Net income	43,365,301	(1,810,799)	41,554,502
Net income attributable to controlling interests in Fifth Street Management Group	(38,104,084)	1,810,799	(36,293,285)

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

	June 30, 2014
Consolidated Statements of Financial Condition:	As previously reported	Adjustment	As revised
Management fees receivable	$22,653,659	$(1,435,090)	$21,218,569
Total assets	$39,301,825	$(1,435,090)	$37,866,735
Members' equity	19,157,235	(1,435,090)	17,722,145
Total equity	19,157,235	(1,435,090)	17,722,145
Total liabilities and equity	$39,301,825	$(1,435,090)	$37,866,735

	Three Months Ended June 30, 2014
Consolidated Statements of Income:	As previously reported	Adjustment	As revised
Management fees	$22,451,668	$(386,998)	$22,064,670
Total revenues	23,405,083	(386,998)	23,018,085
Income before provision for income taxes	9,060,459	(386,998)	8,673,461
Net income	9,060,459	(386,998)	8,673,461
Net income attributable to Predecessor	(9,060,459)	386,998	(8,673,461)

	Six Months Ended June 30, 2014
Consolidated Statements of Income:	As previously reported	Adjustment	As revised
Management fees	$45,154,394	$(1,435,090)	$43,719,304
Total revenues	47,172,448	(1,435,090)	45,737,358
Income before provision for income taxes	23,548,973	(1,435,090)	22,113,883
Net income	23,548,973	(1,435,090)	22,113,883
Net income attributable to Predecessor	(23,548,973)	1,435,090	(22,113,883)

	March 31, 2014
Consolidated Statements of Financial Condition:	As previously reported	Adjustment	As revised
Management fees receivable	$22,702,726	$(656,462)	$22,046,264
Total assets	$45,405,391	$(656,462)	$44,748,929
Members' equity	28,701,287	(656,462)	28,044,825
Total equity	28,701,287	(656,462)	28,044,825
Total liabilities and equity	$45,405,391	$(656,462)	$44,748,929

	Three Months Ended March 31, 2014
Consolidated Statements of Income:	As previously reported	Adjustment	As revised
Management fees	$22,702,726	$(1,048,094)	$21,654,632
Total revenues	23,767,365	(1,048,094)	22,719,271
Income before provision for income taxes	14,488,514	(1,048,094)	13,440,420
Net income	14,488,514	(1,048,094)	13,440,420
Net income attributable to Predecessor	(14,488,514)	1,048,094	(13,440,420)

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies
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
Consolidated Variable Interest Entities
Fifth Street Holdings
FSAM is the sole general partner of Fifth Street Holdings and, as such, it operates and controls all of the business and affairs of Fifth Street Holdings and its wholly-owned subsidiaries, FSM, CLO Management and FSCO GP. Under ASC 810, Fifth Street Holdings meets the definition of a VIE because the limited partners do not hold substantive kick-out or participating rights. Since FSAM has the obligation to absorb expected losses that could be significant to Fifth Street Holdings and is the sole general partner, FSAM is considered to be the primary beneficiary of Fifth Street Holdings.
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

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

As of September 30, 2015 and December 31, 2014, the Company has recorded the following amounts in its Consolidated Statements of Financial Condition relating to Fifth Street Holdings:

	September 30, 2015	December 31, 2014 (as revised)
Assets
Cash and cash equivalents	$6,021,384	$3,236,830
Management fees receivable	19,891,214	23,363,901
Performance fees receivable	79,451	106,635
Prepaid expenses (includes $266,402 related to income taxes)	882,618	1,335,593
Investments in equity method investees	6,415,175	4,115,429
Investments in available-for-sale securities	1,350,775	—
Beneficial interest in CLOs at fair value: (cost: $4,496,624)	3,906,078	—
Due from affiliates (1)	6,750,454	8,369,501
Fixed assets, net	10,106,099	10,274,263
Deferred tax assets	—	2,705,934
Deferred financing costs	2,055,266	2,432,764
Other assets	4,066,579	4,197,358
Assets of Consolidated Fund:
Cash and cash equivalents	74,519,096	—
Investments at fair value (cost: $323,434,153)	323,434,153	—
Interest and dividends receivable	3,277,652	—
Unsettled trades receivable	1,094,500	—
Deferred financing costs	2,744,979	—
Total assets	$466,595,473	$60,138,208

Liabilities
Accounts payable and accrued expenses	$1,983,793	$2,830,052
Accrued compensation and benefits	10,446,425	11,095,548
Income taxes payable	438,794	—
Loans payable	25,620,819	4,000,000
Credit facility payable	35,000,000	12,000,000
Dividend payable	601,207	—
Due to Principal	—	9,063,792
Due to affiliates (2)	710,203	747,505
Deferred rent liability	3,187,864	3,261,434
Deferred tax liability	424,316	—
Liabilities of Consolidated Fund:
Unsettled trades payable	20,093,490	—
Notes payable at fair value (proceeds: $364,066,775)	364,066,775	—
Total liabilities	462,573,686	42,998,331
Equity	4,021,787	17,139,877
Total liabilities and equity	$466,595,473	$60,138,208
_____________
(1) The amounts due from affiliates include $4,621,350 that is eliminated in consolidation.
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

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

CLO II
Fifth Street CLO Management LLC ("CLO Management"), a wholly owned-consolidated subsidiary of Fifth Street Holdings, is the collateral manager of CLO II, and as such, it operates and controls all of the business and affairs of CLO II. As part of the CLO II securitization, CLO Management retained approximately 5% of each tranche of notes issued and Leonard M. Tannenbaum directly invested in Class D and subordinated notes.
Under ASC 810, CLO II meets the definition of a VIE because the limited partners do not hold substantive kick-out or participating rights. Since CLO Management has the obligation to absorb expected losses that could be significant to CLO II and is its collateral manager, FSM is considered to be the primary beneficiary of CLO II. As a result, the Company consolidates the financial results of CLO II (the "Consolidated Fund") and eliminates its investment in senior and subordinated notes in the entity. The Consolidated Statements of Financial Condition separately presents these amounts as assets and liabilities of the Consolidated Fund.
Including the results of the Consolidated Fund significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows of the Company; however, the Consolidated Fund's results included herein have no direct effect on the net income attributable to controlling interests or on total controlling equity.
Voting Interest Entities
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
Unconsolidated Variable Interest Entities
The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary as of September 30, 2015. The Company's interest in such entities generally is in the form of direct equity interests and fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. The Company's interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs as of September 30, 2015 is $10,321,253, which represents the fair value at such date.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions affecting amounts reported in the consolidated financial statements and accompanying notes. The most significant of these estimates are related to: (i) the valuation of equity-based compensation, (ii) the estimate of future taxable income, which impacts the carrying amount of the Company’s deferred income tax assets, (iii) the determination of net tax benefits in connection with the Company's tax receivable agreements and (iv) the valuation of the Consolidated Fund's investments and the fair value measurements of the Company's investments in unconsolidated VIEs. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions.
For the nine months ended September 30, 2015 and 2014, substantially all revenues and receivables were earned or derived from advisory or administrative services provided to the BDCs and other affiliated entities.
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
The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. No impairment charges related to equity method investments were recorded during the nine months ended September 30, 2015 and 2014.
The Company's only equity method investment is its general partnership interest in FSOF, a credit-oriented hedge fund which was previously consolidated. FSOF follows GAAP specialized industry accounting which requires it to carry its investments at fair value. Accordingly, the Company's income allocated from the equity method investees includes net unrealized gain/loss allocations from FSOF.
Investments in Available-for-Sale Securities
Available-for-sale securities consist of investments in FSFR common stock. All unrealized gains and losses are recorded in Accumulated Other Comprehensive Income. The cost of investments in available-for-sale securities is determined on a specific identification basis. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in other income, net. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.
Beneficial Interest in CLOs
The beneficial interest in the CLOs meets the definition of a debt security under ASC 325-40. Accordingly, the Company recognizes the accretable yield as interest income over the life of the beneficial interest using the effective yield method, which was $95,396 and $231,231 for the three and nine months ended September 30, 2015, respectively. In order to determine the interest recorded in each period, the Company estimates the timing and amount of future cash flows attributable to the beneficial interests over the estimated life of the CLOs. The Company reevaluates the estimated future cash flows periodically to determine whether an adjustment to the accretable yield is required.
The Company has elected the fair value option to account for beneficial interests in CLOs as discussed below. There were no sales or transfers of the Company's beneficial interest in CLOs during the nine months ended September 30, 2015.
Fair Value Option
Upon the closing of the securitization of CLO I on February 19, 2015, the Company elected the fair value option to value its beneficial interests in CLO I, which had a cost of $4,487,084. There was $23,148 and $590,546 of unrealized losses recorded on beneficial interests in CLO I, respectively, for the three and nine months ended September 30, 2015. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement with its peers in the asset management industry.
Upon the closing of the securitization of CLO II on September 29, 2015, the Company adopted the fair value option to value the Consolidated Fund's investments and notes payable in accordance with ASC 825-10-25-1, which had a cost of $344,344,268, and $364,066,775 ($20,910,115 of which represents the Company's beneficial interests in the CLOs which are eliminated in consolidation), respectively. As a result of the fair value option election, the change in fair value of these assets and liabilities are recorded within other income (expense) in the Consolidated Statements of Income. There was no fair value adjustment on the Consolidated Fund's investments and notes payable for the three months ended September 30, 2015 since the transaction closed one day prior to quarter end. Refer to Note 4 for a description of valuation methodologies for each of the financial instruments mentioned above.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

In September 2015, the Company also elected the fair value option on the MMKT Notes (see Note 9), which had a cost of $4,644,895. There was no gain (loss) recognized on MMKT Notes during the nine months ended September 30, 2015.
Fixed Assets
Fixed assets consist of furniture, fixtures and equipment (including automobiles, computer hardware and purchased software), software developed for internal use and leasehold improvements, and are recorded at cost, less accumulated depreciation and amortization. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to eight years). Software developed for internal use, which is amortized over three years, consists of costs incurred during the application development stage of software developed for the Company's proprietary use and includes costs of company personnel who are directly associated with the development. Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is shorter, and ranges from five to 10 years. Routine expenditures for repairs and maintenance are charged to expense when incurred. Major betterments and improvements are capitalized. Upon retirement or disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statements of Income. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset's carrying value may not be fully recovered. During the nine months ended September 30, 2015 and 2014, there were no impairments recognized.
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
Compensation and Benefits
Compensation generally includes salaries, bonuses and equity-based compensation charges. Bonuses are accrued over the service period to which they relate. All payments made to the Predecessor's managing member since inception and all payments made to the Predecessor's equity members since December 1, 2012 (see Note 12) related to their granted or purchased interests are accounted for as distributions on the equity held by such members.
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
Reimbursable Expenses
In the normal course of business, the Company pays certain expenses on behalf of the BDCs, primarily for professional travel and other costs associated with particular portfolio company holdings of the BDCs, for which it is reimbursed. Such expenses are not an obligation of the Company and are recorded as Due from Affiliates at the time of disbursement (see Note 11).

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Fund Offering and Start-up Expenses
In certain instances, the Company may bear offering costs related to capital raising activities of the Fifth Street Funds, including underwriting commissions, which are expensed as incurred. In addition, the Company expenses all costs associated with starting new investment funds. Included in the Consolidated Statement of Income for the three and nine months ended September 30, 2014 is approximately $910,000 and $1,200,000, respectively, of expenses associated with the formation of FSOF and SLF I.
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

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Market and Other Risk Factors
Due to the nature of the Consolidated Fund's investment strategy, the Company is subject to market and other risk factors, including, but not limited to the following:
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
Limited Liquidity of Investments
The Consolidated Fund invests in investments that may not be readily marketable. Illiquid investments may trade at a discount from comparable, more liquid investments, and at times there may be no market at all for such investments. Subordinate investments may be less marketable, or in some instances illiquid, because of the absence of registration under federal securities laws, contractual restrictions on transfer, the small size of the market and the small size of the issue (relative to issues of comparable interests). As a result, the Consolidated Fund may encounter difficulty in selling its investments or may, if required to liquidate investments to satisfy redemption requests of its investors or debt service obligations, be compelled to sell such investments at less than fair value.
Counterparty Risk
Some of the markets in which the Consolidated Fund may effect transactions are "over-the-counter" or "interdealer" markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight, unlike members of exchange-based markets. This exposes the Consolidated Fund to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the applicable contract (whether or not such dispute is bona fide) or because of a credit or liquidity problem, causing the Consolidated Fund to suffer loss. Such "counterparty risk" is accentuated for contracts with longer maturities where events may occur that prevent settlement, or where the Consolidated Fund has concentrated its transactions with a single or small group of counterparties.
Credit Risk
There are no restrictions on the credit quality of the investments the Consolidated Fund makes. Investments may be deemed by nationally recognized rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Some investments may have low-quality ratings or be unrated. Lower rated and unrated investments have major risk exposure to adverse conditions and are considered to be predominantly speculative. Generally, such investments offer a higher return potential than higher rated investments, but involve greater volatility of price and greater risk of loss of income and principal.
In general, the ratings of nationally recognized rating organizations represent the opinions of agencies as to the quality of the securities they rate. Such ratings, however, are relative and subjective; they are not absolute standards of quality and do not evaluate the market value risk of the relevant securities. It is also possible that a rating agency might not change its rating of a particular issue on a timely basis to reflect subsequent events. The Consolidated Fund may use these ratings as initial criteria for the selection of portfolio assets but are not required to utilize them.
Interest Rate Risk
Fluctuations in interest rates expose the Company to interest rate risk on certain assets and liabilities of the Consolidated Fund. These changes may affect the fair value, interest income and interest expense related to certain floating rate assets and liabilities that are indexed to market interest rates.
Accounting Policies of Consolidated Fund
The Consolidated Fund, in which the Company has a minor ownership interest, is included in the Company's consolidated financial statements. Management fees from the Consolidated Fund are eliminated in consolidation.
The Consolidated Fund is considered an investment company for GAAP purposes. Pursuant to specialized accounting guidance for investment companies and the retention of that guidance in the Company's consolidated financial statements, the investments held by the Consolidated Fund are reflected in the consolidated financial statements at their estimated fair values.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Investments at fair value
Investments at fair value include the Consolidated Fund's investments in securities. Securities transactions are recorded on a trade-date basis. Realized gains and losses on sales of investments are determined on a specific identification basis and are included within net realized gains of Consolidated Fund in the Consolidated Statements of Income. Premiums and discounts are amortized and accreted, respectively, to income of the Consolidated Fund in the Consolidated Statements of Income.
The fair value of investments held by the Consolidated Fund is based on observable market prices when available. Such values are generally based on the last reported sales price as of the reporting date. In the absence of readily ascertainable market values, the determination of the fair value of investments held by the Consolidated Fund may require significant judgment or estimation (see Note 3). Actual results could differ materially from these estimates under different assumptions and conditions.
Deferred Financing Costs
Deferred financing costs consist of fees and expenses paid in connection with the closing of the CLO II securitization and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective maturity of the senior and subordinated notes and are included in interest expense of the Consolidated Fund in the Company's Consolidated Statement of Income.
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
In April 2015, the FASB issued ASU 2015-03, which changes the presentation of debt issuance costs in a reporting entity's financial statements. Under this new guidance, debt issuance costs will be presented as a direct deduction from the related debt liability instead of an asset. This accounting change is consistent with the current presentation under GAAP for debt discounts and it also converges the guidance under GAAP with that in the International Financial Reporting Standards. Debt issuance costs will reduce the proceeds from debt borrowings in the statement of cash flows instead of being presented as a separate caption in the financing section of that statement. Amortization of debt issuance costs will continue to be reported as interest expense in the statement of income. This accounting update does not affect the current accounting guidance for the recognition and measurement of debt issuance costs. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. This guidance is not expected to have a material effect on the consolidated financial statements as it will result in a reclassification on the Consolidated Statements of Financial Condition. Accordingly, there will be no impact on total equity or net income as a result of adoption of this guidance. Additionally, in August 2015, the FASB issued ASU 2015-15, which provides further clarification on the same topic and states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Removing these investments from the fair value hierarchy will eliminate diversity in current practice resulting from the way in which investments measured at net asset value per share with future redemption dates are classified and ensure that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share, but for which the practical expedient is not applied, will continue to be included in the fair value hierarchy. ASU 2015-07 is effective for public entities for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods and should be applied retrospectively to all periods presented. Early adoption of the amendments is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805).  The objective of the guidance in ASU 2015-16 is to simplify the accounting for adjustments made to provisional amounts recognized at acquisition in a business combination by requiring an acquirer to recognize adjustments to the provisional amounts during the measurement period in the reporting period in which the amount is determined, which may be the reporting period for the fiscal year after the acquisition. An acquirer also is required to recognize in the same financial reporting period the effect of changes in depreciation, amortization, or other effects on income, if any, as a result of changes to provisional amounts, which would be calculated as if the accounting had been completed at the acquisition date. The guidance should be applied prospectively to adjustments made to provisional amounts that occur after the effective date of the guidance. ASU 2015-15 is effective for public entities for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Note 4. Investments and Fair Value Measurements
Investments of the Consolidated Fund
The following table presents a summary of the investments held by the Consolidated Fund and as a percentage of total investments of the Consolidated Fund as of September 30, 2015:

	Fair Value	Percentage of Investments of Consolidated Fund
Geographic Region/Investment/Industry
North America
Senior secured debt investments:
Aerospace and Defense	$7,892,268	2.44%
Broadcast radio and television	16,174,214	5.00%
Brokerage/securities dealers/investment houses	13,174,593	4.07%
Building and Development	7,481,968	2.31%
Business equipment and services	51,100,153	15.80%
Containers and glass products	5,890,104	1.82%
Cosmetics/Toiletries	7,547,822	2.33%
Drugs	17,111,110	5.29%
Electronics/electric	20,099,797	6.22%
Farming/agriculture	5,949,600	1.84%
Financial Intermediaries	2,967,363	0.92%
Food products	4,502,456	1.39%
Food/drug retailers	6,022,041	1.86%
Health care	35,334,676	10.92%
Home furnishings	6,511,837	2.01%
Industrial equipment	7,872,464	2.44%
Oil and gas	6,807,830	2.11%
Publishing	45,180,369	13.97%
Retailers (other than food/drug)	33,912,844	10.49%
Telecommunications	14,198,405	4.39%
Utilities	7,702,239	2.38%
Total investments of Consolidated Fund (cost of $323,434,153)	$323,434,153	100.00%

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

The Company's capital markets group obtains and analyzes readily available market quotations provided by independent pricing services for all of the Consolidated Fund's senior secured debt investments. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations. In order to validate market quotations, the capital markets group looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. If the quotation provided by the pricing service is based on only one market source, the Company corroborates such information by comparing the value to a third party broker quotation that makes a market in the asset. The value obtained from the pricing service is used to measure fair value unless the difference in price between the two sources is in excess of the Company's established tolerance level, in which case the third party broker quotation is used. If neither the pricing services nor the third party brokers are able to obtain any quoted prices, the Company may utilize independent third party valuation specialists. As of September 30, 2015, the fair values of senior secured debt investments were measured using unadjusted quotations from pricing services. When determining the fair value of publicly traded equity securities, the Company uses the unadjusted closing price as of the valuation date on the primary market or exchange on which they trade.
The following table presents the financial instruments carried at fair value as of September 30, 2015, by caption on the Company's Consolidated Statement of Financial Condition for each of the levels of hierarchy established by ASC 820:

Assets	Level 1	Level 2	Level 3	Total
Investments in available-for-sale securities	$1,350,775	$—	$—	$1,350,775
Beneficial interests in CLOs	—	—	3,906,078	3,906,078
Senior secured debt investments held by Consolidated Fund	—	—	323,434,153	323,434,153
	$1,350,775	$—	$327,340,231	$328,691,006

Liabilities	Level 1	Level 2	Level 3	Total
MMKT Notes	$—	$—	$4,644,895	$4,644,895
Notes payable issued by Consolidated Fund	—	—	364,066,775	364,066,775
	$—	$—	$368,711,670	$368,711,670

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

The following tables provide a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three and nine months ended September 30, 2015:

	Assets			Liabilities
	Beneficial interests in CLOs at fair value	Senior secured debt investments of Consolidated Fund	Total	MMKT Convertible Notes	Notes payable issued by Consolidated Fund	Total
Fair value at June 30, 2015	$3,022,329	$—	$3,022,329	$150,000	$—	$150,000
Purchases of investments	—	323,434,153	323,434,153	—	—	—
Proceeds from issuance of notes payable	—	—	—	4,450,000	364,066,775	368,516,775
Reclassifications (a)	1,043,144	—	1,043,144	—	—	—
Distributions	(231,643)	—	(231,643)	—	—	—
Interest income accreted	95,396	—	95,396	44,895	—	44,895
Unrealized losses	(23,148)	—	(23,148)	—	—	—
Fair value at September 30, 2015	$3,906,078	$323,434,153	$327,340,231	$4,644,895	$364,066,775	$368,711,670
(a) This adjustment is a part of the financial statement revision shown in Note 2.

	Assets			Liabilities
	Beneficial interests in CLOs at fair value	Senior secured debt investments of Consolidated Fund	Total	MMKT Convertible Notes	Notes payable issued by Consolidated Fund	Total
Fair value at December 31, 2014	$—	$—	$—	$—	$—	$—
Purchases of investments	4,497,036	323,434,153	327,931,189	—	—	—
Proceeds from issuance of notes payable	—	—	—	4,600,000	364,066,775	368,666,775
Distributions	(231,643)	—	(231,643)	—	—	—
Interest income accreted	231,231	—	231,231	44,895	—	44,895
Unrealized losses	(590,546)	—	(590,546)	—	—	—
Fair value at September 30, 2015	$3,906,078	$323,434,153	$327,340,231	$4,644,895	$364,066,775	$368,711,670

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Significant Unobservable Inputs for Level 3 Financial Instruments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 financial instruments, which are carried at fair value as of September 30, 2015:

Assets	Fair Value	Valuation Technique	Unobservable Input	Input Value
Beneficial interest in CLOs at fair value	$3,906,078	Discounted Cash Flow	Constant prepayment rate	15%
			Constant default rate	1.5%
			Loss severity rate	30%
Senior secured debt investments held by Consolidated Fund	323,434,153	Independent pricing services and/or broker quotations (a)	N/A	N/A
Total	$327,340,231

Liabilities	Fair Value	Valuation Technique	Unobservable Input	Input Value
MMKT Notes	$4,644,895	Recent market transactions	N/A	N/A

Notes payable issued by Consolidated Fund	364,066,775	Recent market transactions	N/A	N/A
Total	$368,711,670

(a) The Company does not have transparency into the valuation methodology used by independent pricing services.
Under the discounted cash flow approach, the significant unobservable inputs used in the fair value measurement of the Company's beneficial interest in the CLOs are the constant prepayment rate, constant default rate and loss severity. Significant increases or decreases in the constant prepayment rate, constant default rate and loss severity rate in isolation may result in a significantly lower or higher fair value measurement, respectively. The cost of the MMKT Notes and Notes payable issued by Consolidated Fund approximated fair value as there were recent market transactions near quarter end.
The Company did not have any financial instruments carried at fair value as of December 31, 2014.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Financial Instruments Disclosed, But Not Carried At Fair Value
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of September 30, 2015 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Loan payable - Risk Retention Credit Facility	$16,975,924	$16,975,924	$—	$—	$16,975,924
Loan payable - DECD loan	4,000,000	4,042,684			4,042,684
Credit facility payable	35,000,000	35,000,000	—	—	35,000,000
Payables to related parties pursuant to tax receivable agreements	45,821,556	41,084,215	—	—	41,084,215
Total	$101,797,480	$97,102,823	$—	$—	$97,102,823
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2014 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Loan payable - DECD loan	$4,000,000	$4,049,110	$—	$—	$4,049,110
Credit facility payable	12,000,000	12,000,000	—	—	12,000,000
Note payable included in Due to Principal	5,564,451	5,564,451	—	—	5,564,451
Payables to related parties pursuant to tax receivable agreements	47,373,245	42,352,014	—	—	42,352,014
Total	$68,937,696	$63,965,575	$—	$—	$63,965,575
The Company utilizes a bond yield approach to estimate the fair value of its DECD loan, which is included in Level 3 of the hierarchy. Under the bond yield approach, the Company uses its incremental borrowing rate to determine the present value of the future cash flow streams related to the liability.
The carrying values of the Risk Retention Credit Facility, credit facility payable and the notes payable included in Due to Principal approximate their fair value and are included in Level 3 of the hierarchy.
The Company utilizes a discounted cash flow approach to estimate the fair value of its payables to related parties pursuant to TRAs, which is included in Level 3 of the hierarchy. Under the discounted cash flow approach, the Company estimates the present value of estimated future tax benefits pursuant to the TRA discounted using a market interest rate.
Note 5. Due from Affiliates
In connection with administration agreements that are in place (see Note 11), the Company provides certain administrative services for the BDCs and private funds, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities.  For providing these services, facilities and personnel, the BDCs and private funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreements.
Also, in the normal course of business, the Company pays certain expenses on behalf of the BDCs, primarily for travel and other costs associated with particular portfolio company holdings of the BDCs, for which it is reimbursed.  Such expenses are not obligations of the Company and are recorded as Due from affiliates at the time of disbursement (see Note 11).

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Note 6. Fixed Assets
Fixed assets consist of the following:

	September 30, 2015	December 31, 2014
Furniture, fixtures and equipment	$1,578,660	$3,563,172
Capitalized software costs	319,429	—
Leasehold improvements	10,403,949	7,864,805
Fixed assets, cost	12,302,038	11,427,977
Less: accumulated depreciation and amortization	(2,195,939)	(1,153,714)
Fixed assets, net book value	$10,106,099	$10,274,263
Depreciation and amortization expense related to fixed assets for the three and nine months ended September 30, 2015 was $363,373 and $1,042,224, respectively. Depreciation and amortization expense related to fixed assets for the three and nine months ended September 30, 2014 was $350,342 and $468,749, respectively.
Note 7. Other Assets
Other assets consist of the following:

	September 30, 2015	December 31, 2014
Security deposits	$515,105	$453,375
Fractional interests in aircrafts (a)	3,372,963	3,585,283
Other	178,511	158,700
	$4,066,579	$4,197,358
__________________

(a)
In November 2013, the Company entered into an agreement that entitled it to the use of a corporate aircraft for five years. The amount paid, less the estimated trade-in value, is being amortized on a straight-line basis over the expected five-year term of the agreement. In December 2014, the Company sold half of this interest and entered into an agreement for a second corporate aircraft for five years. Amortization expense for the three and nine months ended September 30, 2015 was $70,773 and $212,320, respectively. Amortization expense for the three and nine months ended September 30, 2014 was $58,199 and $172,700, respectively.

Note 8. Due to Former Member
On November 5, 2010, the Company entered into a separation agreement with a member that provided for (i) the repurchase of the member's pro rata share of Part I Fees based on a formula, as defined in the separation agreement, over a five year period ending on September 30, 2015, and (ii) upon the closing of a sale transaction of the Company, the allocation by the managing member to the former member of any proceeds from the sale up to a maximum of $6,000,000. Accordingly, the Company recorded a liability for the present value of the expected future payments of the member's pro rata share of Part I Fees as of the date of the separation agreement and adjusted this liability to fair value at each reporting date. All amounts due to this former member were paid in November 2014. Included in compensation expense for the three and nine months ended September 30, 2014 were fair value adjustments related to this liability that increased compensation expense in the amount of $44,291 and $180,863, respectively.
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

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Note 9. Debt
Loans Payable
Loans payable consist of the following:

	September 30, 2015	December 31, 2014
DECD loans	$4,000,000	$4,000,000
MMKT Notes (a)	4,644,895	—
Risk Retention Credit Facility	16,975,924	—
	$25,620,819	$4,000,000
(a) Includes accrued interest in the amount of $44,895.
DECD
On October 7, 2013, the Company borrowed $4,000,000 from the Department of Economic and Community Development (the "DECD") of the State of Connecticut. Proceeds from the loan were utilized to partially fund the build-out costs of the Company's new headquarters in Greenwich, CT. The loan bears interest at a fixed rate of 2.5% per annum, matures on November 21, 2023 and requires interest-only payments through November 1, 2017, at which point monthly payments of principal and interest are required until maturity or such time that the loan is repaid in full. As security for the loan, the Company has granted the State of Connecticut a blanket interest in the Company's personal property, subject only to prior security interests permitted by the State of Connecticut. For the three and nine months ended September 30, 2015 and 2014, interest expense related to this loan in the amounts of $25,206 and $74,795, respectively, is included in interest and other income (expense) in the Consolidated Statements of Income.
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
MMKT Convertible Notes
On February 24, 2015, MMKT issued $800,000 in aggregate principal amount of Convertible Promissory Notes (the "MMKT Notes") due August 31, 2016, bearing interest at a rate of 8% per annum due upon maturity, prepayment or conversion to the Company. On each of February 27, 2015, April 1, 2015 and August 5, 2015, MMKT issued additional MMKT Notes in the amounts of $50,000, $100,000 and $2,000,000, under the same terms as the MMKT Notes issues to the Company.
On each of August 28, 2015 and September 4, 2015, MMKT issued new Convertible Promissory Notes, due August 5, 2016 and bearing interest at a rate of 8% per annum due upon maturity, prepayment or conversion ("MMKT Restated Notes") to the Company and additional investors. MMKT Restated Notes also were issued to all existing holders in exchange for their outstanding MMKT Notes (the "Exchange"). The Exchange was a non-cash transaction and the principal amounts of the existing MMKT Restated Notes issued to the previous holders were increased to account for the interest accrued over the period prior to the Exchange in the amount of $2,950,000. Additionally, MMKT issued $2,950,000 in aggregate principal amount of MMKT Restated Notes to new investors.
In the event of a "Qualified Financing," in which MMKT sells, in a single or series of related transactions, equity securities in an aggregate amount of at least $4,000,000, or an equity financing in a lesser amount if approved in writing by at least 60% of the outstanding principal amount of MMKT Restated Notes (the “Majority Holder Threshold”), the principal amount of and accrued interest on the MMKT Restated Notes shall automatically be converted into the identical class or series of equity issued by MMKT in the Qualified Financing. The number or amount of Qualified Financing securities to be issued to holders upon such conversion shall be calculated by dividing (i) the entire principal amount of such holder’s MMKT Restated Notes plus

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

accrued interest by (ii) the lesser of (x) the price paid per Qualified Financing security multiplied by the applicable “Qualified Financing Conversion Price” or (y) the price per Qualified Financing security implied by a pre-money valuation of $100,000,000 calculated on a fully diluted basis. The Qualified Financing Conversion Price ranges from 80-85% on a descending monthly basis from October 31, 2015 through March 1, 2016 and is dependent upon the date of the Qualified Financing. In the event of the closing of an acquisition, merger or sale of all or substantially all of MMKT, each holder may elect to convert its MMKT Restated Notes into common equity of MMKT or accelerate the maturity date of its MMKT Restated Notes to the date of closing of such transaction, and MMKT must repurchase the MMKT Notes at par plus accrued interest. Holders may also declare the MMKT Restated Notes in default and immediately due and payable in full if MMKT: (i) fails to pay any principal or interest payment on the date due, and payment is not made within 5 days of the MMKT's receipt of written notice of failure to pay, (ii) materially breaches any covenant in the MMKT Restated Notes and such failure continues for 15 days after MMKT receives written notice, (iii) voluntarily files for bankruptcy protection or makes a general assignment for the benefit of creditors, or (iv) is the subject of an involuntary bankruptcy petition and such petition is not dismissed within 60 days. If an event of default occurs, and until any applicable Restated Note is paid in full or converted, the MMKT Notes shall bear interest at a rate equal to the lower of (i) the sum of the interest rate plus 12% per annum or (ii) the highest rate allowed by law.
The foregoing terms are substantially identical to those contained in the prior MMKT Notes (provided that the Majority Holder Threshold in the MMKT Notes was 50%), with the addition of one optional conversion clause to the MMKT Restated Notes. This clause gives each holder the option at any time to convert the entire principal amount and accrued interest on its MMKT Restated Notes into MMKT common equity, where the number or amount of common equity to be issued upon conversion shall be calculated by dividing (i) the entire principal amount of the MMKT Restated Notes plus accrued interest by (ii) the implied per share price assuming a pre-money valuation of $100,000,000 calculated on a fully diluted basis.
Due to the substantive conversion feature added to the MMKT Restated Notes, the Company has determined that the original MMKT Notes were extinguished. There was no gain or loss on the issuance as the transaction value was equivalent to principal plus accrued interest on the previous notes. The Company has elected the fair value option on the MMKT Restated Notes and has determined that the fair value as of September 30, 2015 approximated cost since the transaction closed near quarter end.
FSM holds $1,300,000 of MMKT Restated Notes as of September 30, 2015, which are eliminated in consolidation. For the three and nine months ended September 30, 2015, interest expense related to these notes in the amounts of $41,640 and $44,895, respectively, is included in interest and other income (expense) in the Consolidated Statements of Income.
Risk Retention Credit Facility
On September 28, 2015, CLO Management, a wholly-owned consolidated subsidiary of the Company, entered into a Risk Retention Credit Facility to provide financing for its purchase of CLO II senior notes. The Company's beneficial interests in CLO II in the aggregate amount of $20,910,115 at fair value are pledged as collateral to the Risk Retention Credit Facility. The facility matures on September 29, 2027 with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger. The Risk Retention Credit Facility provides for $17 million of borrowing capacity and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the Risk Retention Credit Facility accrue interest at a rate based on the interest rate on the financed notes and the weighted current cost basis. The Risk Retention Credit Facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. The Company is in compliance with all covenants as of September 30, 2015 and has $16,975,924 of borrowings outstanding under the Risk Retention Credit Facility, which had a fair value of $16,975,924. For the three and nine months ended September 30, 2015, interest expense related to the Risk Retention Credit Facility in the amount of $3,359 is included in interest and other income (expense) in the Consolidated Statements of Income.
Credit Facility
On November 4, 2014, Fifth Street Holdings entered into an unsecured revolving credit facility which matures on November 4, 2019 with certain lenders party thereto from time to time and Sumitomo Mitsui Banking Corporation, as administrative agent and joint lead arranger, and Morgan Stanley Senior Funding, Inc., as syndication agent and joint lead arranger. The revolving credit facility provides for $176 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the revolving credit facility

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

accrue interest at an annual rate of LIBOR plus 2.00% per annum and the unused commitment fee under the facility is 0.30% per annum. The revolving credit facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. The revolving credit facility has a term of five years. As of September 30, 2015, the Company had $35,000,000 of borrowings outstanding under the credit facility, which had a fair value of $35,000,000, and was in compliance with all debt covenants. For the three and nine months ended September 30, 2015, interest expense related to the credit facility in the amounts of $437,442 and $1,199,940, respectively, is included in interest and other income (expense) in the Consolidated Statements of Income.
Notes Payable of Consolidated Fund
On September 29, 2015, Fifth Street CLO Management LLC, a wholly-owned subsidiary controlled by FSAM, closed its second CLO, CLO II, a $416.6 million collateralized loan obligation ("CLO"). The vehicle has a four-year reinvestment period. CLO II sold securities rated from Aaa/AAA through Ba3 along with unrated subordinated notes that mature September 29, 2027. CLO Management retained approximately five percent of every class and Natixis Securities America LLC served as the Placement Agent.
The closing consisted of the following senior and subordinated notes:

Designation (1)	Class A-1R Notes	Class A-1T Notes	Class A-1F Notes	Class A-2 Notes	Class B Notes	Class C Notes	Class D Notes	Subordinated Notes
Type	Senior Secured Revolving Floating Rate	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate	Senior Secured Deferrable Floating Rate	Senior Secured Deferrable Floating Rate	Senior Secured Deferrable Floating Rate	Subordinated
Initial Principal Amount/ Face Amount	$20,000,000	$175,800,000	$31,000,000	$40,600,000	$39,600,000	$22,300,000	$35,200,000	$52,100,000
Interest Rate	LIBOR + 1.92%	LIBOR + 1.92%	3.53%	LIBOR + 2.81%	LIBOR + 3.72%	LIBOR + 4.85%	LIBOR + 7.30%	N/A
CLO Management investment (a)	$—	$11,800,000	$—	$2,100,000	$2,050,000	$1,150,000	$1,800,000	$2,605,000
__________________

(a)	These senior and subordinated notes are eliminated in consolidation as they are held by CLO Management, the Company's consolidated subsidiary.
CLO Management has continuing involvement with CLO II as it is the collateral manager for the vehicle. There was no interest expense recorded for these notes for the three and nine months ended September 30, 2015.

Note 10. Commitments and Contingencies
Leases
The Company leases office space in various locations throughout the United States and maintains its headquarters in Greenwich, CT. On July 22, 2013, the Company entered into a lease agreement with a related party (see Note 10) for office space in Greenwich, CT that expires on September 30, 2024. Other non-cancelable office leases in other locations expire through 2020. The Company's rental lease agreements are generally subject to escalation provisions on base rental payments, as well as certain costs incurred by the property owner and are recognized on a straight-line basis over the term of the lease agreements.
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
Capital Commitments
As of September 30, 2015, the Company does not have any unfunded capital commitments.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Unfunded Commitments of Consolidated Fund
As of September 30, 2015, the Consolidated Fund had approximately $1,185,000 in unfunded commitments related to the senior secured debt investments.
Litigation
From time to time, the Company may be involved in litigation and claims incidental to the conduct of the Company's business. The Company may also be subject, from time to time, to reviews, inquiries and investigations by regulatory agencies that have regulatory authority over the Company's business activities. Refer to Note 15 for a description of pending litigation which arose after period end.
Note 11. Related Party Transactions
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
Payments Pursuant to Tax Receivable Agreements
FSAM's purchase of Holdings LP Interests concurrent with its IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of FSAM's Class A common stock pursuant to the Exchange Agreement resulted in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which increased the tax depreciation and amortization deductions that otherwise would not have been available to FSAM. These increases in tax basis and tax depreciation and amortization deductions reduce the amount of cash taxes that FSAM would otherwise be required to pay. FSAM entered into a TRA with certain limited partners of Fifth Street Holdings TRA Recipients that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that FSAM actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA. As of September 30, 2015, payments due to the TRA Recipients under the TRA totaled $45,821,556.
In connection with the finalization of the 2014 tax returns, FSAM will pay $340,255, representing the initial payment associated with the TRA liability and the Company has reduced the tax benefit associated with the TRA by $273,828. Within the next 12 month period, the Company expects to pay $2,051,328 of the total amount of estimated TRA liability. Such amount was determined by estimating the amount of taxable income and specified deductions subject to the TRA which are expected to be realized by FSAM for the related tax year. These calculations are performed pursuant to the terms of the TRAs.
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
Revenues
All of the Company's revenue is earned from its affiliates, including management fees, performance fees and other fees.
For the three months ended September 30, 2015 and 2014, the Company earned $22,927,964 and $22,715,966, respectively, in management fees relating to services provided to the BDCs. For the nine months ended September 30, 2015 and 2014, the Company earned $68,561,315 and $66,529,533, respectively, in management fees relating to services provided to the BDCs. As of September 30, 2015 and December 31, 2014, management fees receivable in the amounts of $19,600,003 and $23,195,707, were due from the BDCs. For the three months ended September 30, 2015 and 2014, the Company voluntarily waived $145,399 and $378,890 of management fees from the BDCs, respectively. For the nine months ended September 30, 2015 and 2014, the Company voluntarily waived $435,232 and $841,715 of management fees from the BDCs, respectively. In connection with the misstatements discussed in Note 2, the Company has recorded a reduction of its management fees receivable from FSC and FSFR in the amounts of $1,863,242 and $1,464,728, respectively.
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
FSM’s letter agreement modifies the base management fee payable to FSM pursuant to the investment advisory agreement by and between FSC and FSM and results in a blended annual base management fee rate that will not be less than 1%, or greater than 2%. The initial computation of the Revised Management Fee will occur at the end of the quarter following the quarter in which FSC issues or sells shares of its common stock, including new shares issued as dividends or pursuant to the FSC’s dividend reinvestment plan, but excluding certain non-ordinary course transactions as outlined below. Prior to that time, the annual base management fee rate will remain at 2%. Moreover, if any recalculation of the base management fee rate would otherwise result in an increase of the blended rate used, the blended rate in effect immediately prior to such recalculation would remain in effect until such time, if any, as a recalculation following an equity issuance would result in a lower base management fee rate. The waiver discussed above has not impacted the management fees earned from FSC as its net asset value has been below the Baseline NAV per the agreement.
Performance fees for the three months ended September 30, 2015 and 2014 were $2,596 and $139,049, respectively. Performance fees earned for the nine months ended September 30, 2015 and 2014 were $79,451 and $54,826, respectively.
The Company also has entered into administration agreements under which the Company provides administrative services for the BDCs and private funds (collectively, the "Fifth Street Funds"), including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, the Company also performs or oversees the performance of the BDCs' required administrative services, which includes being responsible for the financial records which the BDCs are required to maintain and preparing reports to the BDCs' stockholders and reports filed with the SEC. In addition, the Company assists each of the BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to the each of the BDC's stockholders, and generally overseeing the payment of each Fifth Street Fund's expenses and the performance of administrative and professional services rendered to the funds. For providing these services, facilities and personnel, the Fifth Street Funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, the Company. Included in Revenues — other fees in the Consolidated Statements of Income for the three months ended September 30, 2015 and 2014 was $1,347,133 and $2,187,933, respectively, related to amounts charged for the above services provided to the Fifth Street Funds. For the nine months ended September 30, 2015 and 2014, $3,668,878 and $4,205,987, respectively, was recorded related to amounts charged for the above services provided to the Fifth Street Funds. The Company may also provide, on the BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements may be terminated by either the Company or the BDC without penalty upon 60 days' written notice to the other party.
Receivables for reimbursable expenses from the Fifth Street Funds are included within Due from Affiliates and totaled $2,024,931 and $3,723,160 at September 30, 2015 and December 31, 2014, respectively.
MMKT

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT. The purpose of MMKT is to develop technology related to the financial services industry. FSM made a total capital contribution of $80,000 for an 80% membership interest in MMKT. The Company has consolidated MMKT in its consolidated financial statements since it holds a controlling financial interest in MMKT. The Company has consolidated MMKT in its consolidated financial statements based on its 80% membership interest. The operating losses attributable to MMKT was $399,999 and $830,298 for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, FSM holds $1,300,000 in the aggregate principal amount of convertible promissory notes, which is eliminated in consolidation.
FSOF
As of September 30 2015, the Company has made capital contributions (net of redemptions) of $6,412,635 to FSOF through its investment in FSCO GP, which is recorded in investments in equity method investees in the Consolidated Statements of Financial Condition. For the three and nine months ended September 30, 2015, the Company recorded income from its investment in FSOF of $2,540.
CLO I and CLO II
As of September 30 2015, the Company has made investments in senior and subordinated notes in CLO I in the amount $4,496,624, which had a fair value of $3,906,078. For the three and nine months ended September 30, 2015, interest income accreted from FSM's investment in CLO I was $95,396 and $231,231. As of September 30 2015, the Company has made investments in senior and subordinated notes in CLO II in the amount $20,910,115 (which approximates fair value as of such date), which is eliminated in consolidation. Additionally, Leonard M. Tannenbaum invested $5,800,000 in senior and subordinated notes in connection with the CLO II securitization.
Other
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
The Company's fractional interests in corporate aircrafts are used primarily for business purposes. Occasionally, certain of the members of management have used the aircraft for personal use. The Company charges these members of management for such personal use based on market rates. There were no such charges for the three and nine months ended September 30, 2015 and 2014.
During the three months ended September 30, 2015, the Company purchased 154,728 shares of FSFR common stock in the open market for $1,379,679, which represented a weighted average price of $8.92 per share.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

As of September 30, 2015 and December 31, 2014 amounts due to and from affiliates were comprised of the following:

	As of September 30, 2015	As of December 31, 2014 (as revised)
Management fees receivable:
Base management fees receivable - BDCs	$13,761,159	$15,200,933
Part I Fees receivable - BDCs	5,838,844	7,809,194
Collateral management fees receivable - CLO I and CLO II	291,211	351,274
Management fees receivable - FSOF	—	2,500
	$19,891,214	$23,363,901

Performance fees receivable:
Performance fees receivable - FSOF	$79,451	$106,635
	$79,451	$106,635

Due from affiliates:
Reimbursed expenses due from the BDCs	$1,733,210	$3,596,975
Reimbursed expenses due from private funds	291,721	126,185
Due from employees	57,780	59,489
Other amounts due from affiliated entities	46,393	16,893
	$2,129,104	$3,799,542

Due to affiliates:
Distribution payable to former members of Predecessor	$—	$59,316
SARs liability	19,059	3,465
	$19,059	$62,781
Note 12. Equity and Equity Based Compensation
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
FSAM's amended and restated certificate of incorporation does not provide for any restrictions on transfer of shares of Class B common stock, however, in the event that an outstanding share of Class B common stock ceases to be held by a holder of a corresponding Holdings LP Interest, such share shall automatically be retired and canceled. In addition, when a Holdings LP Interest is exchanged for a share of Class A common stock by a Principal, the corresponding share of Class B common stock will be retired and canceled.
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
Share Repurchase Program
On May 11, 2015, the Company's Board of Directors authorized a share repurchase program of up to $20.0 million of the Company’s Class A common stock. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program will terminate on May 11, 2016, unless earlier terminated or extended by the Company's Board of Directors, and may be suspended for periods or discontinued at any time. For the nine months ended September 30, 2015, FSAM repurchased and retired 217,641 shares of its Class A common stock at a weighted average price of $8.47 per share pursuant to this program. The aggregate cash consideration paid for these repurchases was $1,849,140 after brokerage commissions. Upon the completion of each Class A common stock repurchase transaction, Fifth Street Holdings repurchased an equivalent number of Holdings LP Interests held by FSAM. Accordingly, Fifth Street Holdings repurchased 217,641 Holdings LP Interests during the nine months ended September 30, 2015.
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
The following table summarizes activity for the nine months ended September 30, 2015 and 2014 with respect to the Company's equity classified awards:

Balance at December 31, 2013	$18,243,398
Fair value of purchased interest	4,035,926
Cash received for purchased interest	(1,708,378)
Amortization of granted and purchased interests	(3,815,194)
Balance at September 30, 2014	$16,755,752

Balance at December 31, 2014	$8,043,058
Amortization of Holdings LP Interests	(770,079)
Balance at September 30, 2015	$7,272,979
Included in compensation expense for the nine months ended September 30, 2015 and 2014 was $770 079 and $3,815,194, respectively, of amortization relating to the above equity-classified awards.
As of September 30, 2015, unrecognized compensation cost in the amount of $7,279,979 relating to these equity-based awards is expected to be recognized over a period of approximately 7.1 years.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

The following table summarizes activity for the nine months ended September 30, 2015 and 2014 with respect to the Company's liability classified awards, including stock appreciation rights discussed below:

Balance at December 31, 2013	$129,001
Cash received for purchased interests	14,129
Compensation expense	228,140
Payment of liabilities	(228,140)
Balance at September 30, 2014	$143,130

Balance at December 31, 2014	$3,465
Compensation expense	15,594
Balance at September 30, 2015	$19,059
Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan
In connection with the IPO, FSAM's Board of Directors adopted the 2014 Omnibus Incentive Plan pursuant to which the Company granted options to its non-employee directors, executive officers and other employees to acquire 5,658,970 shares of Class A common stock, 1,174,748 restricted stock units to be settled in shares of Class A common stock and 90,500 stock appreciation rights to be settled in cash. During the nine months ended September 30, 2015, there were additional grants under the 2014 Omnibus Incentive Plan as discussed below.
Equity-based compensation expense, net of assumed forfeitures, is as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Restricted stock units to be settled in Class A common stock	$666,347	$1,969,093
Options to acquire shares of Class A common stock	575,384	1,726,152
Stock appreciation rights to be settled in cash	5,198	15,594
Total	$1,246,929	$3,710,839
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
Additionally, if the Company pays dividends on its outstanding shares of Class A common stock, the holder of the restricted stock units will be credited with dividend equivalents.  For stock dividends, the dividend equivalents will be in the form of additional restricted stock units. For cash dividends, the dividend equivalents will be in the form of cash (without interest or earnings).  Dividend equivalents are subject to the same terms and conditions as the original restricted stock unit award, and are not paid until the vesting and settlement of the underlying shares of Class A common stock to which such dividend equivalents relate.  During the nine months ended September 30, 2015, the Company granted 65,952 restricted stock units to employees under substantially similar terms to the IPO grant. For the nine months ended September 30, 2015, the Company declared cash dividends of $0.64 per share and accrued dividends in the amount of $601,207 related to unvested restricted stock units which are forfeitable.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

The following table presents unvested restricted stock units' activity for the nine months ended September 30, 2015:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - December 31, 2014	1,174,748	$17.00
Granted	65,952	10.23
Vested	—	—
Forfeited	(14,583)	17.00
Balance - September 30, 2015	1,226,117	$16.64
No previously granted restricted stock units vested during the nine months ended September 30, 2015. The total compensation expense expected to be recognized in all future periods associated with the restricted stock units, considering assumed annual forfeitures of 5.0%, is $13,597,689 at September 30, 2015, which is expected to be recognized over the remaining weighted average period of 5.0 years.
Options
Each option entitles the holders to purchase from the Company, upon exercise thereof, one Class A common share at the stated exercise price. Since all of the options granted either restrict saleability upon vesting or have strike prices in excess of the IPO price, the use of standard option pricing models such as Black-Scholes is precluded by ASC 718. As such, the Company has utilized a Monte Carlo pricing simulation, a statistical pricing technique or similar method to measure the fair value of option awards on the date of grant. No options were granted during the nine months ended September 30, 2015.
A summary of unvested options activity for the nine months ended September 30, 2015 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - December 31, 2014	5,658,970	$18.70	8.3
Granted	—	—	—
Vested	—	—	—
Forfeited	(80,420)	$18.70	7.5
Balance - September 30, 2015	5,578,550	$18.70	7.5
Exercisable at September 30, 2015	—	$—	—	$—
Expected to vest after September 30, 2015	—	$—	—	$—
Aggregate intrinsic value represents the value of the Company's closing share price on the last trading day of the year in excess of the weighted average exercise price multiplied by the number of options exercisable or expected to vest. As of September 30, 2015, the Company's closing share price was lower than the weighted average exercise price of the options exercisable or expected to vest. As a result, the options are out of the money and have no intrinsic value.
Compensation expense associated with these options is being recognized on a straight-line basis during the service period of the respective grant. As of September 30, 2015, there was $5,991,906 of total unrecognized compensation expense, net of assumed annual forfeitures of 5%, that is expected to be recognized over the remaining weighted average period of 3.8 years.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Stock Appreciation Rights (“SARs”)
Each SAR represents an unfunded, unsecured right of the holder to receive an amount in cash equal to the excess of the closing price of a Class A common share over the exercise price. The SARs terms and conditions are substantially similar to the provisions of the ten year option grants discussed above and had a grant date fair value of $1.78 per unit. Upon vesting, they will be settled in cash. The fair value of the SARs are re-measured each reporting period until settlement and changes in fair value are charged to compensation expense as the SARs vest over the remaining service period. The amount of the adjustment has been derived based on a grant date fair value using the IPO price of $17.00 per share, multiplied by the number of unvested shares, and expensed over the six year service period. Additionally, the calculation of the expense assumes a forfeiture rate of 5%. The total compensation expense expected to be recognized in all future periods associated with the SARs, considering assumed forfeitures, is approximately $110,896. No SARs were issued during the nine months ended September 30, 2015.
A summary of unvested SARs activity for the nine months ended September 30, 2015 is presented below:

	SARs	Weighted Average Grant Date Fair Value Per SAR
Balance December 31, 2014	90,500	$1.78
Granted	—	—
Vested	—	—
Forfeited	(19,500)	$1.78
Balance September 30, 2015	71,000	$1.78
Note 13. Income Taxes
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

Note 14. Earnings Per Share
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
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Numerator for basic and diluted net income per share of Class A common stock:
Net income attributable to Fifth Street Asset Management Inc.	$1,171,567	$3,650,302
Denominator for basic net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	5,901,718	5,956,389
Denominator for diluted net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	5,901,718	5,956,389
Dilutive effects of restricted stock units	6,745	6,929
Weighted average shares of Class A common stock outstanding - diluted	5,908,463	5,963,318
Earnings per share of Class A common stock:
Net income attributable to Fifth Street Asset Management Inc. per share of Class A common stock, basic	$0.20	$0.61
Net income attributable to Fifth Street Asset Management Inc. per share of Class A common stock, diluted	$0.20	$0.61
Shares of Class B common stock have no impact on the calculation of net income per share of Class A common stock as holders of Class B common stock do not participate in net income or dividends, and thus, are not participating securities.
The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from options and unvested restricted units granted in connection with the IPO. Potentially dilutive securities representing an incremental 1,235,515 restricted stock units and 5,630,376 options to acquire Class A common shares for the three and nine months ended September 30, 2015 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
The EPS calculation excludes the assumed conversion of 44,000,000 Holdings LP interests into Class A common shares as the impact would have been anti-dilutive.

Note 15. Subsequent Events
On November 23, 2015, the Company's Board of Directors declared a quarterly dividend of $0.17 per share of Class A common stock. The declared dividend is payable on January 15, 2016 to stockholders of record at the close of business on December 31, 2015.
The Company has been named as a defendant in three putative securities class-action lawsuits arising from its role as investment adviser to FSC. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements

Frank, Todd G. Owens, Ivelin M. Dimitrov, and Richard Petrocelli (collectively, the “Individual Defendants”), FSC, and the Company.
The lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased FSC common stock between July 7, 2014, and February 6, 2015, inclusive.  The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC’s investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as the asset manager and investment advisor of FSC.  For example, the lawsuits allege that FSC improperly delayed the write-down of five of its investments until the fiscal quarter ending in December 31, 2014, after FSAM conducted its Initial Public Offering (“IPO”) in October 2014, when FSC should have taken the write-down before FSAM’s IPO.  The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions.
The Company believes that the claims are without merit and intends to defend itself vigorously against the plaintiffs’ allegations.

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
Our Business
We are a leading alternative asset manager with approximately $5.6 billion of assets under management. The funds we manage provide innovative and flexible financing solutions to small and mid-sized companies across their capital structures, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $500 million. As of September 30, 2015, 86% of our assets under management reside in publicly-traded permanent capital vehicles, consisting of FSC and FSFR.
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
As previously disclosed, we have invested approximately $1,380,000 to date in MMKT through the purchase of $1,300,000 of convertible notes and $80,000 of common membership interests.  MMKT is a secure digital exchange that introduces efficiency, liquidity and transparency to the outdated middle market loan syndication process while increasing accessibility to a broader base of purchasers. MMKT is currently seeking external equity financing to execute on its strategy.  MMKT is consolidated for financial reporting purposes, as Fifth Street Management owns 80% of the common membership interests, and may in the near term have a negative impact on earnings. In that regard, the operating loss attributable to MMKT was $399,999 and $830,298 for the three and nine months ended September 30, 2015, respectively.
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
On September 29, 2015, FSM closed a securitization of senior secured loans warehoused in SLF II as a CLO. In connection with the securitization, SLF II merged into CLO II. CLO II issued a total of approximately $416.6 million of notes, including a subordinated note tranche of $52.1 million. We have concluded that CLO II should be consolidated by FSM.
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
The diagram below depicts our organizational structure as of September 30, 2015:

Public Stockholders (1)
Principals (2)
Class A common stock
Class B common stock
Fifth Street Asset Management Inc.
Holdings Limited Partners (3)
GP interest
~12 % LP interests
~88% LP interests
Fifth Street Holdings LP
100% Membership interests
100% Membership interests
100% Membership interests
Fifth Street Finance Corp.
Fifth Street Senior Floating Rate Corp.
Fifth Street Opportunities Fund
Investment Adviser
Fifth Street CLO Management LLC (6)
FSCO GP LLC (4)
Fifth Street Management LLC (5)
Collateral Manager
GP Interest
80% Membership interests
CLO I and CLO II
MMKT Exchange LLC

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

(5)
The direct subsidiaries of Fifth Street Management are Fifth Street EIV, FSC CT LLC, FSC LLC and FSC Midwest LLC. Fifth Street Management owns approximately 11% of the equity interests of CLO I. FSC CT LLC is the primary employer of our employees located in Connecticut and is the tenant to our Connecticut headquarters lease and performs certain administrative functions for our business. FSC LLC is the owner of Fifth Street Capital West LLC. FSC Midwest LLC and Fifth Street Capital West LLC employ certain of our employees, are tenants under certain of our office leases and perform certain other administrative functions for our business.

(6)	CLO Management serves as the collateral manager to CLO I and CLO II.
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

•
Dislocation in the Traditional Capital Markets.  Recent regulatory changes in responses to the global financial crisis have increased the cost and complexity for banking institutions to participate in the middle market lending space. We believe that many traditional senior lenders have de-emphasized their product offerings to middle market companies in favor of lending to large corporate clients, managing capital markets transactions and delivering other non-credit services to their customers. As a result, we are seeing relatively less competition from these sources in the middle market lending space. This has facilitated higher quality deal flow and has allowed us to be more selective throughout the investment process. We also benefit from better pricing and deal structure. We believe that the reduced capacity of traditional senior lenders to serve middle market opportunities will continue to create opportunities for our funds to originate direct investments in companies. In addition, certain recent regulatory developments, including the SEC's liquidity management program and risk retention rules for CLOs, may provide additional opportunities for our BDCs.

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

We intend, if market conditions warrant, to grow by increasing AUM in existing businesses and expanding into new investment strategies, geographic markets and businesses. We may develop new strategies and funds organically through our existing platform. For example, in February 2015, we closed our first CLO under management, CLO I, and in September 2015, we closed our second CLO under management, CLO II. We may also pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, which may include entering into new lines of business. As previously disclosed, we have invested approximately $1,380,000 to date in MMKT Exchange LLC (“MMKT”) through the purchase of a convertible note and common membership interests.  MMKT is a financial technology company that seeks to bring increased liquidity and transparency to middle market loans.  MMKT is currently seeking external equity financing to execute on its strategy.  MMKT is consolidated for financial reporting purposes, as Fifth Street Management owns 80% of the common membership interests, and may in the near term have a negative impact on earnings. In that regard, the net loss attributable to MMKT was $399,999 and $830,298 for the three and nine months ended September 30, 2015, respectively.
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
Non-GAAP Financial Measures and Operating Metrics
Adjusted Net Income
Adjusted Net Income represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, including the amortization of equity-based awards related to the Reorganization and initial public offering, (ii) non-recurring underwriting costs relating to public offerings of our funds, (iii) non-recurring professional fees and other expenses incurred in connection with our initial public offering, (iv) unrealized gains (losses) on beneficial interests in CLO and (v) other non-recurring items. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance and Adjusted Net Income is evaluated regularly by our management as a decision tool for deployment of resources. We believe that reporting Adjusted Net Income is helpful in understanding our business and that investors should review the same supplemental non-GAAP financial measures that our management uses to analyze our performance. Adjusted Net Income has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results prepared in accordance with GAAP. The use of Adjusted Net Income without consideration of related GAAP measures is not adequate due to the adjustments described above. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below, which are prepared in accordance with GAAP.
Income before income tax benefit (provision) is the GAAP financial measure most comparable to Adjusted Net Income. The following table provides a reconciliation of income before income tax benefit (provision) to Adjusted Net Income (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income before provision for income taxes	$10,509	$14,179	$34,061	$36,293
Adjustments:
Compensation-related charges (a)(b)	1,482	450	4,444	6,415
Unrealized loss on beneficial interests in CLOs (c)	23	—	591	—
FSC follow-on equity offering underwriting costs (d)	—	822	—	822
Lease termination charges (e)	—	606	(71)	606
Professional fees and other expenses in connection with our IPO	—	231	—	894
Adjusted Net Income (f)	$12,014	$16,288	$39,025	$45,030
__________________

(a)
For the three months ended September 30, 2015 and 2014, this amount includes $0.3 million and $0.5 million, respectively, of amortization expense relating to certain equity-classified compensation awards. For the nine months ended September 30, 2015 and 2014, this amount includes $0.8 million and $1.5 million, respectively, of amortization expense relating to certain equity-classified compensation awards. As of the date of our IPO, the $8.2 million unamortized portion of these awards represented the fair value at their respective grant dates as determined by an independent third party appraisal net of cash paid for the awards and is being amortized on a straight-line basis over an eight year vesting period.

(b)
For the three and nine months ended September 30, 2015, this amount includes $1.2 million and $3.7million, respectively, of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our IPO. For the three and nine months ended September 30, 2014, this amount includes (1) $3.1 million of noncash compensation expense relating to the separation of a former equity member in May 2014 and (2) a $1.8 million cash payment to purchase the equity interest from the former member.

(c)	Represents change in fair value on beneficial interests in CLO on which we have elected the fair value option.

(d)	Represents the costs borne by us relating to equity underwriting commissions attributable to an equity offering at FSC.

(e)	Includes non-recurring charges for termination payments and related exit costs accrued at present value relating to our office leases.

(f)	Adjusted Net Income is presented on a pre-tax basis.
Assets under management

AUM is an operating metric that is commonly used in the alternative asset management industry. AUM refers to assets under management of the Fifth Street Funds and material control investments of these funds. Our calculations of fee-earning AUM and AUM may differ from the calculations of other alternative asset managers and, as a result, this measure may not be comparable to similar measures presented by others. Further, AUM and fee-earning AUM are not measures calculated in accordance with GAAP. Our AUM equals the sum of the following:

•	the net asset value, or NAV of such funds and investments;

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions); and

•	uncalled committed debt and equity capital (including commitments to funds that have yet to commence their investment periods).
The following table provides a roll-forward of AUM for the three and nine months ended September 30, 2015 and 2014 (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$5,554,885	$4,737,411	$6,301,260	$4,377,364
Commitments and equity raises	121,870	495,421	413,061	541,580
Subscriptions, deployments and changes in leverage	(30,786)	796,131	(1,057,977)	1,126,169
Redemptions and distributions	(54,454)	(48,365)	(132,639)	(121,533)
Change in fund value	2,176	36,039	69,986	93,057
Ending balance	$5,593,691	$6,016,637	$5,593,691	$6,016,637
Average AUM	$5,574,288	$5,377,026	$5,947,476	$5,197,002
The following tables provide a roll-forward of AUM by fund strategy for the three and nine months ended September 30, 2015 and 2014 (shown in thousands):

	Three months ended September 30, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$3,726,731	$1,112,833	$92,893	$622,428	$5,554,885
Commitments and equity raises	—	—	10,000	111,870	121,870
Subscriptions, deployments and changes in leverage	54,366	(74,800)	(486)	(9,866)	(30,786)
Redemptions and distributions	(27,601)	(5,157)	(5,302)	(16,394)	(54,454)
Change in fund value	(2,812)	383	(27)	4,632	2,176
Ending balance	$3,750,684	$1,033,259	$97,078	$712,670	$5,593,691
Average AUM	$3,738,708	$1,073,046	$94,985	$667,549	$5,574,288

	Three months ended September 30, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,801	$4,247,247	$230,029	$41,166	$214,168	$4,737,411
Commitments and equity raises	—	138,139	276,182	30,700	50,400	495,421
Subscriptions, deployments and changes in leverage	—	527,748	30,206	(15,743)	253,920	796,131
Redemptions and distributions	—	(39,458)	(8,840)	—	(67)	(48,365)
Change in fund value	—	28,438	4,507	1,082	2,012	36,039
Ending balance	$4,801	$4,902,114	$532,084	$57,205	$520,433	$6,016,637
Average AUM	$4,801	$4,574,681	$381,057	$49,186	$367,301	$5,377,026

	Nine months ended September 30, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,911,422	$791,103	$74,710	$524,025	$6,301,260
Commitments and equity raises	—	175,000	27,650	210,411	413,061
Subscriptions, deployments and changes in leverage	(1,125,319)	80,926	3,818	(17,402)	(1,057,977)
Redemptions and distributions	(78,464)	(22,837)	(10,662)	(20,676)	(132,639)
Change in fund value	43,045	9,067	1,562	16,312	69,986
Ending balance	$3,750,684	$1,033,259	$97,078	$712,670	$5,593,691
Average AUM	$4,331,053	$912,181	$85,894	$618,348	$5,947,476

	Nine months ended September 30, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,364	$4,148,794	$213,873	$10,333	$—	$4,377,364
Commitments and equity raises	—	138,139	276,182	37,700	89,559	541,580
Subscriptions, deployments and changes in leverage	(45)	645,355	46,198	6,861	427,800	1,126,169
Redemptions and distributions	—	(108,999)	(12,173)	(294)	(67)	(121,533)
Change in fund value	482	78,825	8,004	2,605	3,141	93,057
Ending balance	$4,801	$4,902,114	$532,084	$57,205	$520,433	$6,016,637
Average AUM	$4,583	$4,525,455	$372,978	$33,769	$260,217	$5,197,002
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

The following table provides a roll-forward of fee-earning AUM for the three and nine months ended September 30, 2015 and 2014 (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$4,343,433	$4,301,759	$5,554,013	$3,929,065
Commitments and equity raises	5,000	488,921	278,541	510,578
Subscriptions, deployments and changes in leverage	166,869	5,041	(1,307,107)	373,158
Redemptions and distributions	(54,318)	(48,365)	(131,303)	(121,239)
Change in fund value	2,154	35,478	68,994	91,272
Ending balance	$4,463,138	$4,782,834	$4,463,138	$4,782,834
Average fee-earning AUM	$4,403,286	$4,542,297	$5,008,576	$4,355,951
Effective annualized management fee rate	2.15%	2.07%	1.87%	2.10%
The following tables provide a roll-forward of fee-earning AUM by fund strategy for the three and nine months ended September 30, 2015 and 2014 (shown in thousands):

	Three months ended September 30, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$2,896,820	$809,631	$35,097	$601,885	$4,343,433
Commitments and equity raises	—	—	5,000	—	5,000
Subscriptions, deployments and changes in leverage	126,048	19,438	(680)	22,063	166,869
Redemptions and distributions	(27,601)	(5,157)	(5,166)	(16,394)	(54,318)
Change in fund value	(2,812)	383	(49)	4,632	2,154
Ending balance	$2,992,455	$824,295	$34,202	$612,186	$4,463,138
Average fee-earning AUM	$2,944,638	$816,963	$34,649	$607,036	$4,403,286
Fee-earning AUM was $4.5 billion as of September 30, 2015, which represented a $119.7 million, or 2.8%, increase from $4.3 billion as of June 30, 2015. The net increase in fee-earning AUM was primarily comprised of $126.0 million of capital deployment at FSC, which was partially offset by $32.8 million of stockholder distributions at FSC and FSFR.

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
Fee-earning AUM was $4.8 billion as of September 30, 2014, which represented a $481.1 million, or 11.2%, increase from $4.3 billion as of June 30, 2014. The net increase in fee-earning AUM was primarily due to $276.2 million and $138.1 million of equity capital raises in connection with follow-on equity offerings at FSFR and FSC, respectively, the closing of CLO II, which produced $140.3 million of fee-earning AUM at period end and $64.8 million of incremental investment activity at CLO I, which were all partially offset by a $164.1 million of decreases in net leverage at FSFR due to the receipt of follow-on equity proceeds.

	Nine months ended September 30, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,366,621	$662,654	$39,301	$485,437	$5,554,013
Commitments and equity raises	—	175,000	5,000	98,541	278,541
Subscriptions, deployments and changes in leverage	(1,338,747)	411	(1,343)	32,572	(1,307,107)
Redemptions and distributions	(78,464)	(22,837)	(9,326)	(20,676)	(131,303)
Change in fund value	43,045	9,067	570	16,312	68,994
Ending balance	$2,992,455	$824,295	$34,202	$612,186	$4,463,138
Average fee-earning AUM	$3,679,538	$743,475	$36,752	$548,812	$5,008,577
Fee-earning AUM was $4.5 billion as of September 30, 2015, which represented a $1.1 billion, or 19.6%, decrease from $5.6 billion as of December 31, 2014. The net decrease in fee-earning AUM was primarily comprised of $961.2 million from FSC's sale of Healthcare Finance Group, LLC ("HFG"), which was partially offset by $175.0 million of incremental investment capacity as a result of the closing of FSFR's Citibank credit facility. We do not expect the disposition of the underlying portfolio assets of HFG to have a material effect on our management fee revenue in future periods.

	Nine months ended September 30, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,001	$3,776,195	$148,869	$—	$—	$3,929,065
Commitments and equity raises	—	138,139	276,182	28,100	68,157	510,578
Subscriptions, deployments and changes in leverage	—	204,405	(98,356)	6,741	260,368	373,158
Redemptions and distributions	—	(108,999)	(12,173)	—	(67)	(121,239)
Change in fund value	451	78,826	8,004	850	3,141	91,272
Ending balance	$4,452	$4,088,566	$322,526	$35,691	$331,599	$4,782,834
Average fee-earning AUM	$4,227	$3,932,381	$235,698	$17,845	$165,800	$4,355,951
Fee-earning AUM was $4.8 billion as of September 30, 2014, which represented an $853.8 million, or 21.7%, increase from $3.9 billion as of December 31, 2013. The net increase in fee-earning AUM was primarily due to $276.2 million and $138.1 million of equity capital raises in connection with follow-on equity offerings at FSFR and FSC, respectively, $106.0 million of increases of net leverage at our BDCs, and the closing of SLF I and SLF II which produced $331.6 million of fee-earning AUM at period end.
Overview of Results of Operations
Revenues
For the three months ended September 30, 2015 and 2014, 94.6% and 90.8%, respectively, of our revenues came from management fees (including 36.7% and 39.0%, respectively, of Part I Fees) from the BDCs and private funds. For the nine months ended September 30, 2015 and 2014, 94.9% and 93.9%, respectively, of our revenues came from management fees (including 36.1% and 36.8%, respectively, of Part I Fees) from the BDCs and private funds.
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
On July 14, 2015, FSC announced that FSM, as its investment adviser, voluntarily agreed to a revised base management fee arrangement ("Revised Management Fee") for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017. The Revised Management Fee is intended to provide for a potential reduction in the base management fee payable by

FSC to FSM during such period. See Note 10 to the Consolidated Financial Statements for additional detail regarding the revised base management fee arrangement.
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
Pursuant to CLO Management's investment management agreements with our senior loan funds, we are entitled to receive quarterly management fees from CLO I and CLO II that are calculated and payable in arrears pursuant to a "waterfall" structure. Under this "waterfall" structure, we are entitled to receive a senior collateral management fee at an annualized rate, for both CLO I and CLO II, of 0.25% of the average principal balance during the period and a subordinated collateral management fee at an annualized rate of 0.15%, for CLO I, and 0.13%, for CLO II, of the average principal balance during the period, in each case to the extent there are sufficient funds available for distribution at the applicable level in the hierarchy.
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
Pursuant to our investment management agreement with CLO I and CLO II ("Fifth Street CLOs"), we were entitled to a performance fee in an amount equal to 20% of the excess cash flow after the subordinated debt investors have achieved a specified internal rate of return. In connection with the securitization of the CLOs, the investment management agreement, dated as of February 18, 2014, by and between the Fifth Street CLOs with CLO Management, was terminated. As compensation for the performance of its obligations under the collateral management agreement, Fifth Street Management is entitled to receive a collateral management incentive fee after the subordinated debt issued by each respective CLO has realized a specified internal rate of return.
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
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests represent the ownership interests in Fifth Street Holdings L.P. and MMKT which are less than 100% owned by FSAM.
Revision of Financial Statements
During the three months ended September 30, 2015, we identified errors in the calculation of Part I Fees previously paid to us by the BDCs. The amounts paid were originally recognized as revenue in the first quarter of 2012 through the second quarter of 2015. The cumulative adjustment related to the years ended 2012 and 2013, which was not considered material, in the amount of $811,025 is reflected as an out-of-period adjustment to the three months ended March 31, 2014. The identified errors related to incorrect information used by FSC CT LLC, our administrator, a wholly-owned subsidiary of us and the administrator of the Fifth Street BDCs. The errors related primarily to the timing of when Part I fees should have been recorded and paid. The aggregate adjustment was a net reduction of Part I Fees in the amount of $3,327,969 as of June 30, 2015. The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements. However, we concluded the cumulative corrections of these errors would be material to our financial statements for the three and nine months ended September 30, 2015 and, therefore, it is not appropriate to recognize the cumulative corrections in this period. Accordingly, the prior period financial statements provided herein have been revised to correct these errors (the "Revision") as well as other unrelated, immaterial out-of-period adjustments that had been previously recorded.
These prior period adjustments will be reflected in future quarterly and annual filings for the respective period. The revision had no net impact on our net cash provided by operating activities for any period presented.
The Holdings Limited Partners have agreed to refund all of the overpaid fees to us and therefore none of the expense will be borne by the Class A stockholders of FSAM.

Results of Operations
Three months ended September 30, 2015 compared to three months ended September 30, 2014
Revenues
Management fees.  Total management fees were $23.6 million for the three months ended September 30, 2015, which represented a $0.6 million, or 2.7%, increase from $23.0 million for the three months ended September 30, 2014. This increase was primarily due to $0.9 million increase in base management fees from our BDCs, a $0.4 million increase in management fees from our CLOs, partially offset by a $0.8 million decrease in BDC Part I fees.
Performance fees.  Performance fees of $2,596 and $139,049 were earned from FSOF for the three months ended September 30, 2015 and 2014, respectively. There were no performance fees for the three months ended September 30, 2014 as FSOF did not have fee-earning AUM during that period.
Other fees.  Other fees were $1.3 million for the three months ended September 30, 2015, which represented a $0.8 million, or 38.4%, decrease from $2.2 million for the three months ended September 30, 2014. The decrease was primarily due to a lower level of allocable direct fund expenses and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $10.3 million for the three months ended September 30, 2015, which represented a $3.7 million, or 57.1%, increase from $6.5 million for the three months ended September 30, 2014. The increase was primarily due to $1.2 million of equity-based compensation charges related to grants under the 2014 Omnibus Incentive Plan in connection with our IPO and additional compensation due the annualization of new hires during the year-over-year period.
Fund offering and start-up expenses.  There were no fund offering and start-up expenses for the three months ended September 30, 2015. For the three months ended September 30, 2014, fund offering and start-up expenses were $0.9 million which primarily consisted of offering expenses related to an FSC July 2014 follow-on equity offering.
General, administrative and other.  General, administrative and other expenses were $3.3 million for the three months ended September 30, 2015, which represented a $0.1 million, or 2.4%, decrease from $3.4 million for the three months ended September 30, 2014. The decrease was primarily due to lease termination costs in the year ago period related to our former corporate headquarters, offset by incremental infrastructure spending during the period.
Depreciation and amortization.  Depreciation and amortization expense was $0.4 million for the three months ended September 30, 2015 and 2014.
Other income (expense)
For the three months ended September 30, 2015, other expense was $0.4 million, which primarily consisted of interest expense related to our credit facility.
Provision for income taxes
The income tax expense of $1.0 million for the three months ended September 30, 2015 reflects the quarterly portion of our expected annual tax provision expense.
Net income
Net income was $9.5 million for the three months ended September 30, 2015, which represented a $4.7 million, or 32.9%, decrease from $14.2 million for the three months ended September 30, 2014. The decrease was primarily due to the income and expense variances discussed above.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
Revenues
Management fees.  Total management fees were $70.4 million for the nine months ended September 30, 2015, which represented a $3.7 million, or 5.6%, increase from $66.7 million for the nine months ended September 30, 2014. This increase was primarily due to $1.5 million increase in management fees from our CLOs and FSOF and a $1.4 million increase in base management fees at our BDCs.
Performance fees.  Performance fees earned from FSOF were $0.1 million for the nine months ended September 30, 2015 and 2014.

Other fees.  Other fees were $3.7 million for the nine months ended September 30, 2015, which represented a $0.5 million, or 12.8%, decrease from $4.2 million for the nine months ended September 30, 2014. The decrease was primarily due to a lower level of allocable direct fund expenses and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $28.8 million for the nine months ended September 30, 2015, which represented a $3.1 million, or 12.0%, increase from $25.7 million for the nine months ended September 30, 2014. The increase was primarily due to annualization of new hires during the year-over-year period.
Fund offering and start-up expenses.  There were no fund offering and start-up expenses for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, fund offering and start-up expenses were $1.2 million which primarily consisted of expenses associated with the formation of FSOF, CLO I and CLO II.
General, administrative and other.  General, administrative and other expenses were $8.5 million for the nine months ended September 30, 2015, which represented a $1.1 million, or 14.1%, increase from $7.5 million for the nine months ended September 30, 2014. The increase was primarily due to incremental professional fees incurred and infrastructure spending during the period.
Depreciation and amortization.  Depreciation and amortization expense was $1.3 million for the nine months ended September 30, 2015, which represented a $0.6 million, or 95.6%, increase from $0.6 million for the nine months ended September 30, 2014. The increase was primarily due to depreciation on fixed assets related to the construction of our new corporate headquarters in Greenwich, CT.
Other income (expense)
For the nine months ended September 30, 2015, other expense was $1.5 million, which primarily consisted $1.3 million of interest expense related to our credit facility and $0.6 million of mark to market adjustments on our CLO investments, partially offset by $0.3 million of interest income.
Provision for income taxes
The income tax expense of $3.6 million for the nine months ended September 30, 2015 reflects the year to date portion of our expected annual tax provision expense.
Net income
Net income was $30.5 million for the nine months ended September 30, 2015, which represented a $5.8 million, or 15.9%, decrease from $36.3 million for the nine months ended September 30, 2014. The decrease was primarily due to the income and expense variances discussed above.
Liquidity and Capital Resources
We have historically managed our liquidity and capital requirements by focusing on our cash flows before giving effect to our Consolidated Fund as we have limited capital commitments to our funds. Historically, our primary source of operating cash flow, excluding the impact of the Consolidated Fund, has been the management fees generated from our BDCs which were sufficient to support our operating cash flow needs. In connection with our initial public offering, our subsidiaries entered into a new revolving credit facility with which we may increase our investments in our existing funds and seed investments. See "— Revolving Credit Facility" below.
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
Our consolidated financial statements as of and for the period ended September 30, 2015 reflect the cash flows of our operating businesses as well as the results of our Consolidated Fund. The assets of our Consolidated Fund, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on our reported consolidated cash flows. The primary cash flow activities of our Consolidated Fund includes: (1) financing certain investments by issuing debt, (2) purchasing investment securities, (3) generating cash through the sale of certain investments, (4) collecting interest and dividend income and (5) distributing cash to investors. Our Consolidated Fund is treated as an investment company for financial accounting purposes under GAAP; therefore, the character and classification of all investing activities of the Combined Funds are presented as cash flows from operations.
Cash Flows
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
Net cash provided (used) in operating activities was $(264.4) million for the nine months ended September 30, 2015, which represented a $312.6 million decrease from $48.3 million for the nine months ended September 30, 2014. The decrease was primarily due to $307.7 million of net cash investment activity of the Consolidated Fund and a decrease in net income of $5.7 million.
Net cash used in investing activities was $8.9 million for the nine months ended September 30, 2015, which represented a $4.4 million decrease from $13.3 million for the nine months ended September 30, 2014. The decrease was primarily due to a decreased level of capital expenditures from the year-ago period, partially offset by incremental equity method investments.
Net cash provided (used) by financing activities was $350.6 million for the nine months ended September 30, 2015, which represented a $389.2 million increase from ($38.6) million for the nine months ended September 30, 2014. The increase was primarily due to the issuance of $364.1 million of notes payable by our Consolidated Fund and $23.0 million of net borrowings on our credit facility, net proceeds from the issuance of notes payable of $12.6 million, partially offset by increased member distributions of $3.0 million.
Share Repurchase Program
On May 11, 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. Under the repurchase program, we are authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program will terminate on May 11, 2016, unless earlier terminated or extended by our Board of Directors, and may be suspended for periods or discontinued at any time. Total repurchases under the share repurchase program for the nine months ended September 30, 2015 were approximately $1.8 million in the aggregate.
Revolving Credit Facility
On November 4, 2014, Fifth Street Holdings entered into a credit agreement, or the Credit Agreement, for a revolving credit facility, or the Credit Facility, that was jointly led by Morgan Stanley Senior Funding, Inc. and Sumitomo Mitsui Banking Corporation. We intend to use the Credit Facility, together with available cash, to, among other things: (i) provide capital to facilitate the growth of our existing businesses and funds, (ii) fund a portion of our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into complementary businesses and funds, (iv) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement, (v) provide working capital, and, potentially, seed capital for future investments and (vi) fund distributions to us so that we may pay dividends to our stockholders. As of September 30, 2015, we had $35.0 million of outstanding borrowings under the Credit Facility.
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
We were in compliance with all covenants under the Credit Facility as of September 30, 2015.

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
As of September 30, 2015, we did not have any unfunded capital commitments.
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

Such Combined Funds were included in the financial statements previously filed with the SEC through periods ending September 30, 2014 based on the then existing consolidation guidance. In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"). As of December 31, 2014, we elected to early adopt such guidance, which resulted in deconsolidation of the Combined Funds. We determined that these entities were variable interest entities of which we were not the primary beneficiary because under ASU 2015-02 our fee arrangements are commensurate with the level of effort performed and include only customary terms do not represent variable interests. There was no gain or loss recognized as a result of the deconsolidation of the Combined Funds. Although total assets and equity significantly decreased as a result of the Combined Funds' deconsolidation, it did not change net income or equity attributable to controlling interests in FSAM. We will continue to earn management and/or performance fees from these funds.
Effect of Consolidation
Generally, the consolidation of our Consolidated Fund has a significant gross-up effect on our assets, liabilities, and cash flows. The net effect that the consolidation of the Consolidated Fund would have on net income (before adjusting for these non-controlling interests) or to total equity is limited to the elimination of management fees earned from these funds. The assets and liabilities of our Consolidated Fund are generally held within separate legal entities and, as a result, the liabilities of our Consolidated Fund are non-recourse to us.
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

Recent Accounting Pronouncements
See Note 3 to the consolidated financial statements for a description of recent accounting pronouncements including those adopted during the nine months ended September 30, 2015.
Recent Developments
See Note 15 to the consolidated financial statements for a description of recent developments that have occurred subsequent to September 30, 2015.

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
Assuming an incremental 10% change in fair value of the funds' investments as of September 30, 2015, we calculated an increase in base management fees earned of $4.0 million in the case of an increase in value and a decrease in base management fees earned of $4.0 million in the case of a decline in value for the nine months ended September 30, 2015. Such a change in fair value would not have a material impact on Part I Fees.
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
Changes in the fair values of funds' investments may materially impact performance fees depending on the respective funds' performance relative to applicable hurdles or benchmarks. Based on an incremental 10% change in fair value of the funds' investments as of September 30, 2015, there would be no material impact on performance fees for the three and nine months ended September 30, 2015.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2015, the design and operation of our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level.
Material Weaknesses in Internal Control Over Financial Reporting
In connection with the preparation of our audited financial statements for our IPO and as previously identified in our Registration Statement filing on Form S-1 (File No. 333-196813), we identified a material weakness relating to our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board ("PCAOB") for the years ended December 31, 2013 and 2012 relating to the treatment of stock-based compensation and liabilities associated with existing membership units, and the consequent improper recording of certain equity transactions, as well as incorrectly recording expenses reimbursable by our funds on a net basis. In connection with the preparation of our financial statements for September 30, 2015 on Form 10-Q, we identified an additional material weakness related to the recording of Part I fee revenue.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
We did not maintain sufficient accounting resources with technical accounting knowledge, experience and training in the application of U.S. GAAP and for effective preparation and review of our financial statements. This material weakness also contributed to the following control deficiencies, each of which has been determined to be a material weakness:

•
We did not design and maintain effective controls to analyze complex and non-routine transactions or, adequately review the accounting and/or disclosure for these transactions. The material weakness was identified as the primary cause of errors relating to the treatment of stock-based compensation and liabilities associated with existing membership units, and the consequent improper recording and improper disclosure of certain equity transactions, as well as incorrectly recording expenses reimbursable by our funds on a net basis.

•
We did not design and maintain sufficient controls to evaluate information provided from and accounting conclusions reached by FSC CT LLC, the administrator of the Fifth Street BDCs and our wholly-owned subsidiary, in the determination of Part I fee revenue. The material weakness was identified as the primary cause of the revision relating to the Part I fees, and the consequent improper recording of fee revenue.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting
We have taken and will take a number of actions to remediate these material weaknesses including, but not limited to, adding senior experienced accounting and financial personnel, reallocating existing internal resources and retaining third-party consultants to help enhance our internal control over financial reporting following reviews of our accounting and finance function conducted by members of senior management. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. We cannot assure you, however, that the steps taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions. We will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our Annual Report on Form 10-K for the year ended December 31, 2015.

Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, except as described below, we are currently not a party to any pending material legal proceedings.
The Company has been named as a defendant in three putative securities class-action lawsuits arising from our role as investment adviser to FSC. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, and Richard Petrocelli (collectively, the “Individual Defendants”), FSC, and the Company.
The lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased FSC common stock between July 7, 2014, and February 6, 2015, inclusive.  The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC’s investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as the asset manager and investment advisor of FSC.  For example, the lawsuits allege that FSC improperly delayed the write-down of five of its investments until the fiscal quarter ending in December 31, 2014, after FSAM conducted its Initial Public Offering (“IPO”) in October 2014, when FSC should have taken the write-down before FSAM’s IPO.  The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions.
The Company believes that the claims are without merit and intends to defend itself vigorously against the plaintiffs’ allegations.
Item 1A. Risk Factors

The following risks are supplemental to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

We are involved in a class action lawsuit that is expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.

We are currently named as a defendant in three putative securities class-action lawsuits arising from our role as investment adviser to FSC. See Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q for additional information concerning these class-action lawsuits. While we believe that the claims are without merit and intend to vigorously defend against the plaintiffs’ allegations, there can be no assurances that a favorable final outcome will be obtained and defending any lawsuit is costly and can impose a significant burden on management and employees.

In connection with our investment in MMKT, we are expanding into a new business and industry in which we do not have any operating experience. We cannot assure you that this new business will succeed.

We have a controlling financial interest in MMKT, a financial technology company. MMKT is a development stage enterprise with a limited operating history. There can be no assurances that MMKT will be successful at commercializing its technology for the financial services industry, that any such commercialization will generate significant future revenue or that MMKT will attain profitability. In addition, we have not previously operated a business in the financial technology industry and we cannot assure you that this new business will succeed. Our entry into this new line of business may subject us to additional risks and uncertainties. See our Annual Report on Form 10-K for the year ended December 31, 2014 under Item 1A. Risk Factors and under the heading “Risk Factors-Risks Related to Our Business-We intend to enter into new lines of business and expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.” Specifically, our entry into the financial technology industry may present additional or heightened risks to our business including those relating to the management of information technology systems and infrastructure, cybersecurity, handling of confidential client and financial information and the protection and use of intellectual property.

In addition, because we hold a controlling interest in MMKT and it is consolidated within our operating results for financial reporting purposes, we have and expect to continue to incur development and start-up costs and expenses that have a negative impact on our earnings. If MMKT is not successful, it may not produce substantial revenue or profit and we may not be able to recover these costs and expenses and our operating results could be adversely affected.

Certain stockholders of FSC seek the termination or modification of our investment advisory agreement with FSC.

On November 16, 2015, RiverNorth Capital Management, LLC and affiliated funds (collectively, “RiverNorth”) delivered a letter to FSC nominating a slate of three directors to FSC’s board of directors and submitting a business proposal seeking stockholder approval to terminate our investment advisory agreement with FSC. In addition, on November 16, 2015, RiverNorth outlined in a letter to FSC certain changes that it seeks FSC to implement, including (i) the reduction of the FSC investment advisory agreement’s base management and incentive fees; (ii) the application of a total return high watermark to the FSC investment advisory agreement’s net investment income incentive fee calculation; and (iii) a significant increase to the size of FSC’s stock buyback program. If our investment advisory agreement with FSC were terminated or modified, we would experience a significant decline in revenues and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any sales of unregistered securities during the nine months ended September 30, 2015.
In May 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. For the three months ended June 30, 2015, FSAM repurchased and retired 73,258 shares of our Class A common stock at a weighted average price of $9.50 per share pursuant to this program. The aggregate cash consideration paid for these repurchases was $0.7 million. The following table outlines repurchases of our Class A common stock during the nine months ended September 30, 2015:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 2015 (1)	72,158	$9.49	72,158
June 2015	1,100	9.99	73,258
August 2015	27,206	8.55	100,464
September 2015	117,177	7.80	217,641
Total	217,641	$8.47	217,641	$18.2 million
(1) Program authorized by our Board of Directors on May 11, 2015.
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On November 23, 2015, our Board of Directors declared a quarterly dividend of $0.17 per share of Class A common stock. The declared dividend is payable on January 15, 2016 to stockholders of record at the close of business on December 31, 2015.

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
Alexander C. Frank
Chief Operating Officer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: November 24, 2015