Form 10-K
period 2015-12-31
Fifth Street Asset Management Inc.
filed 2016-03-18
CIK 1611988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015 was $58,860,011. The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of March 15, 2016 was 5,798,614. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of March 15, 2016 was 42,856,854.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the registrant's 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended, (the "Exchange Act"), that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. We believe these factors include, but are not limited to, those described under "Risk Factors" in this Annual Report on Form 10-K, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC's website at www.sec.gov. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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
When used in this Annual Report on Form 10-K, unless the context otherwise requires:

•
"Adjusted Net Income" represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, including the amortization of equity-based awards related to the Reorganization and initial public offering, (ii) non-recurring underwriting costs relating to public offerings of our funds, (iii) non-recurring professional fees and other expenses incurred in connection with our initial public offering, (iv) unrealized gains (losses) on beneficial interests in CLO, (v) certain litigation-related costs and (vi) other non-recurring items;

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

i

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

ii

PART I

Item 1.     Business
Our Business
Fifth Street is a leading alternative asset manager with more than $5.0 billion of assets under management. The funds we manage provide innovative and flexible financing solutions to small and mid-sized companies across their capital structures, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $250 million. As of December 31, 2015, 85.1% of our assets under management reside in publicly-traded permanent capital vehicles, consisting of Fifth Street Finance Corp. and Fifth Street Senior Floating Rate Corp.
Our direct origination platform is sustained by strong relationships with over 250 private equity sponsors. We believe we are differentiated from other alternative asset managers by our structuring flexibility, financial strength and a reputation for delivering on commitments. We provide innovative and customized credit solutions across the capital structure, including one-stop financing, unitranche debt, senior secured debt, mezzanine debt, equity co-investments and venture debt financing. Our platform targets loans for investment of up to $250 million and will structure and syndicate loans of up to $500 million.
Since our founding in 1998, we have grown into a diversified asset manager with approximately 70 employees, approximately half of whom are investment professionals. Our management team has a proven 17-year track record across market cycles using a disciplined investment process. Our historical growth has been facilitated through a scalable operating platform.
We provide our investment management services to the following fund strategies:

Fund Strategy(1)	Strategy and Focus	Launch	AUM (As of December 31, 2015) (in thousands)
Permanent Capital Vehicles:
Fifth Street Finance Corp. (NASDAQ: FSC)	- Publicly-traded business development company, or BDC, focused on investing and lending to sponsor-backed small and mid-sized companies across their capital structure - Permanent capital vehicle	June 2008	$3,518,119

Fifth Street Senior Floating Rate Corp. (NASDAQ: FSFR)	- Publicly-traded BDC focused on floating rate, senior secured loans to sponsor-backed mid- sized companies - Permanent capital vehicle	July 2013	989,702

Institutional Vehicles:
Senior Loan Funds	- Securitized private vehicles focused on senior secured loans to middle market companies. Consists of CLO I and CLO II	February 2014	697,701
Fifth Street Opportunities Fund	- A long/short hedge fund targeting uncorrelated returns by primarily focusing on yield-oriented corporate credit assets and equities, including leveraged loans and BDCs	March 2013	90,090
	Total AUM		$5,295,612
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
Historical Performance of our Funds
The following table sets forth historical performance for certain of our funds as of December 31, 2015. When considering the data presented below, you should note that the historical results of our funds are not indicative of the future results that you should expect from such funds, from any future funds we may raise, our future results or from your investment in our Class A common stock. An investment in our Class A common stock is not an investment in any of our funds, and the assets and revenues of our funds are not directly available to us. See "Risk Factors — Risks Related to Our Business — The historical returns attributable to our funds should not be considered as indicative of the future results of our funds, our new investment strategies, our operations or of any returns expected on an investment in our Class A common stock."

Fund	Period Presented(1)	Net IRR	Total Return	Benchmark Index(2)	Benchmark Index Performance
Fund II (3)	01/28/2005 - 12/31/2014	6.7%(4)	N/A	LPX Mezzanine	(0.03)%
FSC	06/12/2008 - 12/31/2015	N/A	2.5% (5)	CS Leveraged Loan Index	4.4%
FSOF	03/01/2013 - 12/31/2015	N/A	23.7% (6)	BAML HY Index	3.1%
FSFR	07/12/2013 - 12/31/2015	N/A	(10.9%)(5)	CS Leveraged Loan Index	1.8%
____________________
(1) Periods presented are shown from each included fund's date of inception or initial public offering through December 31, 2015, unless otherwise indicated. We have included in this table each of our funds for which we can calculate over one year of operating performance data. Our CLOs have been excluded from the table above since there has not been one year of operating performance since securitization.
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
(3) The partnership term of Fund II has expired and all remaining assets were transferred into a liquidating trust on December 31, 2014, for the period until such time that all underlying assets are liquidated.
(4) Percentage represents annualized Net IRR for the period indicated on invested capital based on contributions, distributions and unrealized value after giving effect to management fees, the general partner's carried interest, where applicable, and other expenses.
(5) Percentage represents the annualized total return provided to shareholders on our BDCs' common stock from the closing price on the date of their respective initial public offerings and equals the increase (or decrease) of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment under their respective dividend reinvestment plans.
(6) Percentage represents the annualized total return for the period indicated which is calculated based on the change in net asset value per share since inception after giving effect to management fees, performance fees and other expenses. Includes returns of predecessor fund of FSOF that operated with a substantially similar investment objective and strategy as FSOF.

Business Development Companies
Overview
Our BDCs are publicly-traded permanent capital vehicles that maintain a portfolio of a diverse range of companies in a tax-favored structure. These permanent capital vehicles are externally managed, closed-end, non-diversified investment companies that have elected to be regulated as BDCs under the 1940 Act. BDCs are required to comply with regulatory requirements, including limitations on the use of debt. Our BDCs are permitted to, and expect to continue to, finance investments through borrowings. However, such entities are only generally allowed to borrow amounts such that their asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing (subject, in the case of FSC, to certain exemptive relief granted with respect to its small business investment company, or SBIC, subsidiaries). Also under the 1940 Act, a BDC may not acquire any asset other than qualifying assets, as defined in Section 55(a) of the 1940 Act, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. In order to count portfolio securities as qualifying assets for purposes of the 70% test, the portfolio company must (i) have its principal operations in the United States, (ii) generally be a private or thinly-traded public operating company and (iii) not be an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act, and the BDC must either control the issuer of the securities in which it is investing or offer to make available significant managerial assistance to such issuer. Generally,

BDCs are not able to issue or sell common stock at a price below the net asset value per share.
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
FSC's investments generally range in size from $10 million to $100 million and are principally in the form of first lien, second lien and subordinated debt investments, which may also include an equity component. As of December 31, 2015, 80.5% of FSC's portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of its portfolio companies. Moreover, FSC held equity investments consisting of common stock, preferred stock or other equity interests in approximately half of its portfolio companies as of December 31, 2015.
From inception through December 31, 2015, FSC has originated over $6.0 billion of funded debt and equity investments. FSC's portfolio totaled $2.3 billion at fair value at December 31, 2015 and was comprised of 131 investments, 113 of which were in operating companies, one of which was in a senior loan fund vehicle and 17 of which were in private equity funds. The 17 investments in private equity funds represented approximately 1% of the fair value of FSC's assets as of December 31, 2015.
In addition, FSC maintains wholly-owned subsidiaries that are licensed as SBICs and regulated by the United States Small Business Administration, or SBA. The SBIC licenses allow FSC, through its wholly-owned subsidiaries, to issue SBA-guaranteed debentures. FSC received exemptive relief from the SEC to permit it to exclude the debt of its SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio it is required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, FSC is permitted to borrow one dollar for every dollar it has in assets less all liabilities and indebtedness not represented by debt securities issued by it or loans obtained by it. As a result of the receipt of exemptive relief from the SEC for its SBA debt, FSC has increased capacity to fund up to $225 million (the maximum amount of SBA-guaranteed debentures FSC's SBICs may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 200% asset coverage ratio limitation would allow FSC to incur.
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
FSFR invests in senior loans made primarily to private leveraged middle market companies with approximately $20 million to $100 million of EBITDA. Its business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. FSFR's investments generally range between $3 million and $30 million, although FSFR expects that this investment size will vary proportionately with the size of its capital base. In addition, FSFR may invest a portion of its portfolio in other types of investments, which it refers to as opportunistic investments, which are not its primary focus, but are intended to enhance overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. FSFR may invest up to 30% of its total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with its regulatory obligations as a BDC under the 1940 Act.
From the time FSFR commenced operations on June 29, 2013 through December 31, 2015, it has originated over $1.5 billion of funded debt investments. As of December 31, 2015, its portfolio totaled $604.0 million at fair value and was comprised of 68 investments, 67 of which were in operating companies and one of which was in a senior loan fund vehicle.

Senior Loan Funds
The investment objective of our senior loan funds strategy is to generate leveraged returns by focusing on investing, directly or indirectly, through subsidiaries, in senior secured term loan debt (including broadly syndicated loans, first lien term loans, second lien loans and to a lesser extent, delayed draw term loans and revolving loans) of middle market companies. The portfolios of loan debt currently provide eligible collateral for securitization financing that are employed by the senior loan funds' strategy to enhance the size of investment portfolios and magnify the returns generated from such portfolios. Portfolio investments in loans are subject to certain criteria and restrictions with respect to the loans and the underlying obligors. In particular, we may not invest in a loan of which Fifth Street or an affiliate is the obligor.
We launched Fifth Street Senior Loan Fund I, LLC in February 2014 and Fifth Street Senior Loan Fund II, LLC in August 2014, each a warehouse financing vehicle.  In February 2015, we securitized the senior secured loan portfolio warehoused in Fifth Street Senior Loan Fund I, LLC.  In September 2015, we securitized the senior secured loan portfolio warehoused in Fifth Street Senior Loan II, LLC into CLO II.

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

Our Investment Team and Institutionalized Operating Platform
Fifth Street Management has carefully assembled a highly regarded team with significant experience in sponsor-led investing in private growing companies. As of December 31, 2015, we had over 30 professionals focused on originating, structuring and managing our investment portfolio, as well as other professionals focused on corporate operations.
Investment Process
We maintain a disciplined investment process approach across our funds that utilizes policies and procedures and leverages the strengths of our operating platform.
•Sourcing - Our relationships with private equity sponsors are our principal source of originations. Potential investments are screened on company, industry, capital structure and transaction considerations.
•Due diligence - We maintain a rigorous underwriting process that includes one-on-one meetings with management, review of third-party reports, utilization of industry consultations and in-depth financial analysis. We utilize our sponsor and portfolio company networks to form real-time industry sector views. Deal teams present their findings and recommendations to the investment committee or portfolio manager of the fund for further review and approval.
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

Deal Origination
The Fifth Street Funds' deal origination efforts center on building relationships with private equity sponsors that are focused on investing in the small and mid-sized companies that these funds target. The Fifth Street Funds emphasize active, consistent sponsor coverage across the United States. The investment professionals of Fifth Street Management have developed an extensive network of relationships with these private equity sponsors. We estimate that there are over 3,500 of such private equity sponsors and Fifth Street Management has active relationships with over 250 of them. An active relationship is one through which Fifth Street Management has received at least one potential investment opportunity from the private equity sponsor within the last year.
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
•Mezzanine Debt
•Delayed Draw Term Loan
•Equity Co-Investment

We provide financing solutions across industry sectors, including:

•Healthcare
•Food and Restaurants
•Manufacturing
•Software and Technology
•Business Services
•Energy
•Education
•Aerospace and Defense
•Consumer Products
•Marketing Services

Risk Management
We have established risk management policies and procedures that are integrated into all aspects of our business from deal origination to portfolio management. Our management team is attuned to the macro-environment and focuses our funds' investments on industry leaders with the scale to withstand market volatility. We also monitor investment concentration across portfolio companies and industry sectors to ensure our portfolios are sufficiently diversified. A credit committee or the portfolio manager must approve each investment that our funds make. We have sought to adhere to underwriting best practices by utilizing, among others, defined credit boxes, standardized write-ups and strict underwriting guidelines. Once our funds have made an investment, we take a proactive approach to portfolio management. We utilize our integrated portfolio management system to monitor financials, covenant compliance, financial performance trends and portfolio level concentration data. We keep an active watch list and utilize proprietary metrics to monitor the performance of our investments. We monitor the portfolio investments of our funds using a variety of tools and processes on a daily, weekly and monthly basis. We also believe that we are differentiated from our competitors by taking an active role in attending certain board meetings of our BDCs'

portfolio companies.

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

Employees
We employ approximately 70 employees, approximately half of whom are investment professionals. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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
SEC Regulation
Fifth Street Management and CLO Management are registered as investment advisers and Fifth Street Capital LLC, the former adviser of Fund II, reports as an exempt reporting adviser with the SEC pursuant to the Advisers Act, and our BDCs are regulated under the 1940 Act. As compared to other, more disclosure-oriented U.S. federal securities laws, the Advisers Act and the 1940 Act, together with the SEC's regulations and interpretations thereunder, are highly restrictive regulatory statutes. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser's registration.
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
The Advisers Act also imposes specific restrictions on an investment adviser's ability to engage in principal and agency cross transactions. As a registered adviser, we are subject to many additional requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge, including performance fees; solicitation arrangements; maintaining effective compliance program; custody of client assets; client privacy; advertising; and proxy voting. The SEC has authority to inspect any registered investment adviser and typically inspects a registered adviser periodically to determine whether the adviser is conducting its activities in compliance with (i) applicable laws, (ii) disclosures made to clients and (iii) adequate systems, policies and procedures to ensure compliance.
A majority of our revenues are derived from our advisory services to our BDCs, which are subject to regulation under the 1940 Act. The 1940 Act imposes significant requirements and limitations on BDCs, including with respect to their capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of these funds, each BDC is also subject to oversight and management by a board of directors, a majority of whom are not "interested persons" as defined under the 1940 Act. The responsibilities of each board include, among other things, approving our advisory contract with the BDC; approving certain service providers; determining the valuation and the method for valuing assets; and monitoring transactions involving affiliates. Our advisory contracts with a Fifth Street BDC may be terminated by the stockholders or directors of such BDC on not more than 60 days' notice, and are subject to annual renewal by each respective BDC's board of directors after an initial two-year term.
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
Under the terms of the exemptive order, a "required majority" (as defined in Section 57(o) of the 1940 Act) of BDC directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the BDC and its stockholders and do not involve overreaching in respect of the BDC and its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the BDC's stockholders and its investment objectives and strategies.
In certain situations where co-investment with one or more funds managed by Fifth Street Management or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of Fifth Street Management or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations and our allocation policy. Moreover, except in certain circumstances, when relying on the Order, we are unable to invest in any issuer in which one or more funds managed by Fifth Street Management or its affiliates has previously invested.
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
Other Federal and State Regulators; Self-Regulatory Organizations
In addition to the SEC regulatory oversight we are subject to under the 1940 Act and the Advisers Act, there are a number of other regulatory bodies that have or could potentially have jurisdiction to regulate our business activities. For example, certain of FSC's subsidiaries must comply with regulations adopted by the SBA, in order to maintain their status as SBICs. In addition, in connection with many of the activities of our BDCs or ourselves, we rely on a number of exemptions from regulatory oversight of various other Federal regulatory agencies (including the CFTC and DOL), various self-regulatory organizations (including FINRA and NFA) and various state regulatory authorities. These exemptions are in many cases complex rules in and of themselves, and complying with them can be difficult and time consuming. At times, they may also impose restrictions on our ability to engage in various types of investments or other activities that we would otherwise engage in for the benefit of our clients absent the need to comply with an applicable exemption. Failure to comply with these exemptions (or a change in the scope or conditions of these exemptions) could subject us or our BDCs to additional regulatory oversight.
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
Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the United States and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Global economic, political and market conditions and economic uncertainty may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Economic uncertainty can have a negative impact on our business through changing spreads, structures and purchase multiples, as well as the overall supply of investment capital. Since 2010, several European Union, or EU, countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and United States financial markets. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. As a result of these factors, there can be no assurance that we will be able to successfully monitor developments and manage the investments of our funds in a manner consistent with achieving their investment objectives.

Risks Relating to Our Business
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
In addition, certain of our newer strategies permit investors to withdraw their investments from our funds and could be affected by portfolio rebalancing. This could have the effect of decreasing the capital available for investments in our funds and reduce our revenues and cash flows. As of December 31, 2015, these non-permanent capital strategies constituted 15% of our fee-earning AUM as compared to 10% at December 31, 2014. The AUM of our non-permanent capital vehicles may increase, in both absolute dollars and as a percentage of our total AUM over time.
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
The Fifth Street Funds compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we or our funds do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us or the Fifth Street Funds. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we or our funds have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do for our funds. We may lose investment opportunities for our funds if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and/or structure, we may not be able to achieve acceptable returns on investments for the Fifth Street Funds or such investments may bear substantial risk of capital loss, particularly relative to the returns to be achieved. A significant part of our competitive advantage stems from the fact that the market for investments in small and mid-sized companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms for the Fifth Street Funds. Recently, there has been an increase in the number and size of BDCs as part of the competitive landscape in our industry. Furthermore, some of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on our two largest funds as BDCs.
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
For the year ended December 31, 2015, the management fees generated from FSC and FSFR were approximately 97% of our management fees (including 35% attributable to Part I Fees). The investment advisory agreements Fifth Street Management has with each of the Fifth Street BDCs categorizes the fees we receive, with respect to each BDC, as: (a) base management fees, which are paid quarterly and generally increase or decrease based on such BDC's total assets, (b) Part I Fees, which are paid quarterly, and (c) Part II Fees, which are paid annually. We classify the Part I Fees as management fees because they are paid quarterly, are predictable and recurring in nature, are not subject to repayment (or clawback) and are generally cash-settled each quarter. Part I Fees, however, are subject to certain specified performance hurdles and, if we do not meet the specified performance hurdles, the amount of fees paid to us would decrease. Due to underperformance versus these hurdles, we did not earn the full Part I Fees for FSC and FSFR for the quarter ended December 31, 2015. If the total assets or net investment income of FSC or FSFR were to decline significantly for any reason, including without limitation, due to short-term changes in market value, mark-to-market accounting requirements, the poor performance of its investments or the failure to successfully access or invest capital, the amount of the fees we receive from these BDCs, including management fees, would also decline significantly, which could have an adverse effect on our revenues and results of operations. In addition, because the Part II Fees are not paid unless such BDC achieves cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation), Part II Fees payable to us are variable and not predictable.
Fees paid to us by the Fifth Street BDCs could vary quarter to quarter due to a number of factors, including such BDC's ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities it acquires, the level of its expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which it encounters competition in our market, its ability to fund investments and general economic conditions. Variability in revenues received from the Fifth Street BDCs could have an adverse effect on our revenues, results of operations and could cause volatility or a decline in the market price of our Class A common stock. We may also be required to reduce fees as a result of industry and competitive pressures. In January 2016, we and the FSC board of directors made a decision to permanently reduce the base management fee on FSC's total gross assets (excluding cash and cash equivalents) from 2.00% to 1.75%. See "Risks Relating to Our Industry—We may not be able to maintain our current fee structure as a result of industry pressure to reduce fees, or as a result of changes in our business mix, which could have an adverse effect on our profit margins and results of operations."
The investment advisory agreements with FSC and FSFR may be terminated by either party without penalty upon 60 days' written notice to the other.
Certain stockholders of FSC and FSFR have recently put forth binding proposals to terminate our respective investment advisory agreements with these BDCs. These certain stockholders nominated director nominees who would seek to replace us as the investment manager of the BDCs. On February 18, 2016, we entered into a purchase and settlement agreement with these FSC stockholders and such stockholders irrevocably withdrew and rescinded their proposals and director nominees. We can give no assurance that the FSFR proposals will be unsuccessful or that the BDCs will not receive similar proposals in the future from other stockholders of FSC or FSFR. If either of these agreements were terminated, our business would be materially and adversely affected and we would suffer a significant decline in revenues and profitability. In addition, a proxy contest involving either of our BDCs would be disruptive, costly and time-consuming to such BDC and us and would divert the attention of our senior management team and employees from the operation of such BDC. In addition perceived uncertainties as to the strategic direction of either of our BDCs, or any abrupt changes in senior management or the board of directors of such BDC, may lead to concerns regarding the direction or stability of its business and operations, which may be exploited by competitors, resulting in the loss of business opportunities for us and our BDCs.
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
Our AUM increased from approximately $1.1 billion as of December 31, 2010 to approximately $5.3 billion as of December 31, 2015. Our management fee revenues have increased from approximately $24.8 million (including Part I Fees of $12.2 million) for the year ended December 31, 2010 to approximately $88.5 million (including Part I Fees of $31.2 million) for the year ended December 31, 2015. This significant growth will be difficult to sustain. In this regard, our total AUM as of December 31, 2015 decreased by approximately $1.0 billion from December 31, 2014. In addition, our AUM decreases when the Fifth Street BDCs engage in stock repurchase activities. As part of an existing $100 million stock repurchase authorization, FSC announced plans to repurchase a significant amount of its common stock by the end of 2016. The continued growth of our business will depend on, among other things, our ability to devote sufficient resources to maintaining existing investment strategies and developing new investment strategies and funds, maintain and further develop relationships with private equity sponsors and other sources of investment opportunities, our success in producing attractive returns from our investment strategies, our ability to extend our distribution capabilities, our ability to deal with changing market conditions, our ability to maintain adequate financial and business controls and our ability to comply with legal and regulatory requirements arising in response to the increased sophistication of the investment management market. In addition, we expect there to be significant demand on our infrastructure and investment team and we cannot assure you that we will be able to manage our growing business effectively or that we will be able to sustain the level of growth we have achieved historically, and any failure to do so could adversely affect our ability to generate revenues and control our expenses.
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

Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business does not generate sufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives include joint ventures, in which case we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. Further, as we expand existing and develop new funds that are not permanent capital vehicles, we may be subject to a greater risk of, among other things, investor redemptions and reallocation. Because we have not yet identified these potential new investment strategies, geographic markets or lines of business, we cannot identify for you all the risks we may face and the potential adverse consequences on us and your investment that may result from any attempted expansion. The risks described above, including those we cannot identify, may prevent us from growing our business through expanded product offerings or result in unexpected costs that may lead to a decline in our financial position and the market value of our Class A common stock.
In connection with our investment in MMKT, we are expanding into a new business and industry in which we do not have any operating experience. We cannot assure you that this new business will succeed.
We have a controlling financial interest in MMKT, a financial technology company. MMKT is a development stage enterprise with a limited operating history. There can be no assurances that MMKT will be successful at commercializing its technology for the financial services industry, that any such commercialization will generate significant future revenue or that MMKT will attain profitability. In addition, we have not previously operated a business in the financial technology industry and we cannot assure you that this new business will succeed. Our entry into this new line of business may subject us to additional risks and uncertainties. See Item 1A. Risk Factors and under the heading "Risk Factors-Risks Related to Our Business-We intend to enter into new lines of business and expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses." Specifically, our entry into the financial technology industry may present additional or heightened risks to our business including those relating to the management of information technology systems and infrastructure, cybersecurity, handling of confidential client and financial information and the protection and use of intellectual property.
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
A failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
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
The credit agreement for our revolving credit facility contains a number of restrictive covenants. These covenants collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The financial covenants, among other things, impose limitations on waiving or deferring management fees from our funds, require us not to exceed a total leverage ratio, require us to maintain a minimum AUM and require us to maintain a minimum consolidated interest coverage ratio.
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
Our credit agreement also contains other covenants that restrict our operations and a number of events that would constitute an event of default under the agreement. A failure by us to comply with the covenants in our credit agreement could result in an event of default under the agreement, which could give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our credit agreement were accelerated, we might not have sufficient cash on hand to repay this debt, which could have an immediate material adverse effect on our business, results of operations and financial condition. For more detail regarding our current credit agreement and the status of our compliance with the related covenants, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility."
In addition, our incurrence of debt under the revolving credit facility will expose us to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities or to make necessary capital expenditures. As of December 31, 2015, we had $65.0 million of outstanding borrowings under our credit facility.
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
We and FSC are currently subject to litigation that could adversely affect our financial condition, business and results of operations.
We have been named as a defendant in several putative class-action lawsuits and derivative actions and we may possibly be subject to a variety of additional claims and lawsuits. See Item 3. Legal Proceedings in this Annual Report on Form 10-K for additional information concerning these lawsuits and actions. The outcome of any such proceedings may materially adversely affect our business, financial condition and/or operating results, and may continue without resolution for long periods of time. Any litigation may consume substantial amounts of our management’s time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. In addition our involvement or our funds’ involvement in litigation could harm our reputation, which in turn could have a material adverse effect on our business in a number of ways, making it harder for us to raise new funds and discouraging others from doing business with us. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. In addition, accounting rules may require us to record a liability related to a particular matter prior to its resolution if the incurrence of a loss related to such matter becomes probable and reasonably estimable. In addition, we have incurred and will continue to incur expenses associated with defending ourselves against this litigation and other future claims, and these expenses may be material to our earnings in future periods.
The majority of the lawsuits and derivative actions to which we have been named as a defendant also name FSC as a defendant and relate to our role as investment advisor to FSC. The outcome of any such proceedings may also materially adversely affect FSC’s business, financial condition, and/or operating results, and may continue without resolution for long periods of time. To the extent that FSC is negatively impacted by such proceedings, we could also be negatively impacted. See "— Management fees received from the Fifth Street BDCs comprise a significant portion of our revenues and a reduction in such fees, including from the termination of investment advisory agreements, could have an adverse effect on our revenues and results of operations."

Risks Relating to Our Industry
Difficult market conditions can adversely affect our business in many ways, including by reducing the value of our AUM, causing clients to withdraw funds and making it more difficult to raise additional capital for our funds, each of which could materially reduce our revenues and adversely affect our financial condition.
The fees we earn under our investment management fee agreements are typically based on the market value of and investment income earned on our fee-earning AUM. In addition, the prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, political uncertainty, acts of terrorism, a declining stock market or general economic downturn. In difficult market conditions, the pace of client redemptions or withdrawals from our investment strategies could accelerate if clients move assets to investments they perceive as offering greater opportunity or lower risk. In addition, when the share price of the common stock of our BDCs is below the net asset value it is more difficult for our BDCs to raise capital. As of December 31, 2015, both FSC's and FSFR's common stock was trading below net asset value per share. See "— Risks Related to Our Business Development Companies and Other Funds — Regulations governing the operation of FSC and FSFR as BDCs affect their ability to raise, and the way in which they raise, additional capital." Any decrease in AUM from these or other sources would result in lower fees paid to us by our funds. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced and our business may be negatively affected.
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
We may not be able to maintain our current fee structure as a result of industry pressure to reduce fees or as a result of changes in our business mix. For example, in January 2016, we and the FSC board of directors made a decision to permanently reduce the base management fee on FSC's total gross assets (excluding cash and cash equivalents) from 2.00% to 1.75%. Although our investment management fees vary from product to product, historically we have competed primarily on the basis of our performance and not on the level of our investment fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our fees. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure.
The board of directors of each BDC we manage must make certain findings as to the reasonableness of our fees and can renegotiate them annually. Further fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

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

Risks Relating to Our Business Development Companies and Other Funds
Changes in interest rates may affect the cost of capital and net investment income for our BDCs.
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
Certain factors that may be considered in determining the fair value of investments of the Fifth Street BDCs include the nature and realizable value of any collateral, the portfolio company's earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, a determination of fair value by a Fifth Street BDC may differ materially from the values that would have been used if a ready market for these securities existed. In addition, any investments that include original issue discount or PIK interest may have unreliable valuations because their continuing accruals require ongoing judgments about the collectability of their deferred payments and the value of their underlying collateral. As a result, the value for certain assets may never be realized, which may materially adversely affect the Fifth Street BDCs' investment performance and its results of operations, which in turn may have a material adverse effect on our revenues, net income and cash flows.
Certain of the claims in the legal proceedings described under the heading “Legal Proceedings” relate to the valuation of the Fifth Street BDC’s investment portfolios. See Item 3. Legal Proceedings in this Annual Report on Form 10-K for additional information concerning these lawsuits.
Market values of debt instruments and publicly-traded securities that our funds hold as investments may be volatile.
The market prices of debt instruments and publicly-traded securities held by the Fifth Street BDCs may be volatile and are likely to fluctuate due to a number of factors beyond their or our control, including actual or anticipated changes in the profitability of the issuers of such securities, general economic, social or political developments, changes in industry conditions, changes in government regulation, shortfalls in operating results from levels forecast by securities analysts, inflation and rapid fluctuations in inflation rates, the general state of the securities markets and other material events, such as significant management changes, financings, refinancings, securities issuances, acquisitions and dispositions. The value of publicly-traded securities in which the Fifth Street BDCs invest may be particularly volatile as a result of these factors. In addition, debt instruments that are held by our funds to maturity or for long terms must be "marked-to-market" periodically, and their values are therefore vulnerable to interest rate fluctuations and the changes in the general state of the credit environment, notwithstanding their underlying performance. Changes in the values of these investments may adversely affect the Fifth Street BDCS' investment performance and its results of operations, which in turn may have a material adverse effect on our revenues, net income and cash flows.
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
As of December 31, 2015, substantially all of the assets of the Fifth Street BDCs were pledged as collateral under their credit facilities or, in the case of certain assets of FSC, subject to a superior claim over its stockholders by the SBA. If a Fifth Street BDC defaults on its obligations under these facilities or SBA-guaranteed debentures, as may be applicable, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, such Fifth Street BDC may be forced to sell its investments to raise funds to repay its outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices it would not consider advantageous. Moreover, such deleveraging of the BDC could significantly impair its ability to effectively operate its business in the manner in which it has historically operated. As a result, it could be forced to curtail or cease new investment activities and lower or eliminate the distributions that it has historically paid to its stockholders. In addition, if the lenders exercise their right to sell the assets pledged under such Fifth Street BDC's credit facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to the BDC after repayment of the amounts outstanding under the credit facilities, which could adversely affect the timing of payments to us.
A failure on the part of the Fifth Street BDCs to maintain their qualifications as BDCs would significantly reduce their operating flexibility.
Our BDCs are subject to complex rules under the 1940 Act, including rules that restrict them from engaging in transactions with affiliates, generally prohibit them from issuing and selling their common stock at a price below net asset value per share and from incurring indebtedness (including for this purpose, preferred stock), if their asset coverage, as calculated pursuant to the 1940 Act, equals less than 200% after such incurrence (subject, in the case of FSC, to certain exemptive relief granted with respect to its SBIC subsidiaries). Also under the 1940 Act, a BDC may not acquire any asset other than qualifying assets, as defined in Section 55(a) of the 1940 Act, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. If either of the Fifth Street BDCs fails to continuously qualify as a BDC, such BDC might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease its operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against such BDC, which could have a material adverse effect on us. See "Business — Our Investment Vehicles — Business Development Companies" and "Business — Regulatory and Compliance Matters — SEC Regulation."
A Fifth Street BDC's failure to qualify or remain qualified as a RIC would subject it to U.S. federal income tax and would adversely affect its, and in turn, our financial results.
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
As BDCs registered under the 1940 Act, FSC and FSFR may issue preferred stock, debt securities and borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, each of the Fifth Street BDCs is permitted to issue senior securities only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities (subject, in the case of FSC, to certain exemptive relief granted with respect to its SBIC subsidiaries). If the value of their assets decline, they may be unable to satisfy this test. If that happens, they may be required to sell a portion of their investments and, depending on the nature of their leverage, repay a portion of their indebtedness at a time when such sales may be disadvantageous. There is pending legislation to lessen the asset coverage test, but there can be no assurance that such legislation will be enacted.
BDCs may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after stockholder approval. The stockholders of each of FSC and FSFR have, in the past, approved such a proposal. FSC and FSFR may ask their stockholders for such approvals from year to year. There can be no assurance that such approvals will be obtained. As of December 31, 2015, both FSC and FSFR's common stock was trading below net asset value per share. If FSC and FSFR are not able to grow through public or private offerings of their common stock, we may not be able to increase our AUM at such companies or the revenues earned from such companies.
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
The 1940 Act prohibits the Fifth Street BDCs from making certain negotiated co-investments with affiliates, unless such BDC receives an order from the SEC permitting it to do so, or in accordance with applicable regulatory guidance and interpretations. Fifth Street Management and certain of its affiliates received an exemptive order from the SEC on September 9, 2014 that permits each of the Fifth Street BDCs to co-invest with other funds managed by Fifth Street Management or its affiliates in negotiated transactions in a manner consistent with its investment objective, positions, policies, strategies and restrictions as well as regulatory requirements (including the terms and conditions of the exemptive order).
Fifth Street Management's investment allocation policy is also designed to manage and mitigate conflicts of interest associated with the allocation of investment opportunities if one of the Fifth Street BDCs is able to co-invest, either pursuant to

SEC interpretive positions or the exemptive order, with other funds managed by Fifth Street Management or its affiliates. Generally, under the investment allocation policy, if a Fifth Street BDC is permitted to co-invest pursuant to the exemptive order, co-investments will be allocated pursuant to the conditions of the exemptive order. If a Fifth Street BDC is able to co-invest pursuant to SEC interpretive positions, generally, under the investment allocation policy, a portion of each opportunity that is appropriate for such BDC and any affiliated fund will be offered to such BDC and such other eligible accounts as determined by Fifth Street Management and generally based on asset class, fund size and liquidity, among other factors. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on each participating party's capital available for investment in the asset class being allocated, up to the amount proposed to be invested by each. Fifth Street Management seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds receive allocations where others do not.
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
If our funds are unable to uncover all material information about these companies, our funds may not make a fully informed investment decision, and as a result may lose part or all their investment. In addition, in the course of providing significant managerial assistance to certain of the Fifth Street BDC's portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our funds' investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our funds' indemnification of such officers and directors) and the diversion of management time and resources.
An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
Our funds invest primarily in privately held companies. Generally, little public information exists about these companies, including typically a lack of audited financial statements and ratings by third parties. Our funds must therefore rely on their adviser's ability to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information may not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If our funds are unable to uncover all material information about these companies, our funds may not make a fully informed investment decision, and our funds may lose money on our investments. These factors could affect the investment return of our funds and, in turn, affect our results of operations.

If our funds make unsecured debt investments, they may lack adequate protection in the event their portfolio companies become distressed or insolvent and they will likely experience a lower recovery than more senior debtholders in the event their portfolio companies defaults on their indebtedness.
Our funds have made, and may in the future make, unsecured debt investments in portfolio companies. Unsecured debt investments are unsecured and junior to other indebtedness of the portfolio company. As a consequence, the holder of an unsecured debt investment may lack adequate protection in the event the portfolio company becomes distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event the portfolio company defaults on its indebtedness. In addition, unsecured debt investments of small and mid-sized companies are often highly illiquid and in adverse market conditions may experience steep declines in valuation even if they are fully performing. These factors could affect the investment return of our funds and, in turn, affect our results of operations.
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
After an initial investment in a portfolio company, our funds may be called upon from time to time to provide additional funds to such company or have the opportunity to increase their investments through the exercise of a warrant to purchase common stock. There is no assurance that our funds will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our funds' part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for such fund to increase its participation in a successful operation or may reduce the expected yield on the investment, any of which could affect our results of operations.
Our funds' portfolio companies may incur debt that ranks equally with, or senior to, the funds' investments in such companies.
Our funds invest primarily in first lien, second lien and subordinated debt issued by small and mid-sized companies. Our funds' portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which our funds invest. By their terms, such debt instruments may entitle the holders to receive payments of interest or principal on or before the dates on which our funds are entitled to receive payments with respect to the debt instruments in which our funds invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our funds' investment in that portfolio company would typically be entitled to receive payment in full before our funds receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to our funds. In the case of debt ranking equally with debt instruments in which our funds invest, such funds would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. Any of these circumstances could indirectly have a material adverse effect on our business, financial condition and results of operations.
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
A portfolio company's failure to satisfy financial or operating covenants imposed by our funds or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that our funds hold. Such funds may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. Any of these circumstances could indirectly have a material adverse effect on our business, financial condition and results of operations.
Dependence on leverage by certain of our funds and by our funds' portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect our funds' ability to achieve attractive rates of return on those investments.
FSC, FSFR, our CLOs and FSOF and our funds' portfolio companies currently rely on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. While the funds mentioned above are our only funds that currently rely on the use of leverage, certain of our other funds may in the future rely on the use of leverage. If our funds or the companies in which our funds invest raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to businesses generally and could lead to an overall weakening of the U.S. and global economies. Any economic downturn could adversely affect the financial resources of our funds and their investments (in particular those investments that depend on credit from third parties or that otherwise participate in the credit markets) and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Moreover, these events could affect the terms of available debt financing with, for example, higher interest rates, higher equity requirements and/or more restrictive covenants.
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
Our funds may choose to use leverage as part of their respective investment programs. Substantially all of the investments held by our CLOs are financed by the issuance of senior secured and subordinated notes. Below is a summary of leverage utilized by our BDCs as of December 31, 2015 (shown in thousands):

Fifth Street Fund	Total Debt	Net Asset Value	Total Debt as a % of Net Asset Value	BDC Asset Coverage Ratio
FSC (1)	$1,154,840	$1,263,114	91.4%	235.95%
FSFR	$291,558	$334,661	87.1%	214.78%
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

Risks Relating to our Class A Common Stock
The market price and trading volume of our Class A common stock has been extremely volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Class A common stock has been and may continue to be highly volatile and subject to wide fluctuations. Between January 1, 2015 and December 31, 2015, the sales price of Class A common stock has fluctuated from a low of $3.25 to a high of $14.50 per share. In addition, the trading volume on our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares of Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:

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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock by us or the exchange of Holdings LP Interests by the Holdings Limited Partners (such exchanges to be permitted at specified quarterly exchange dates beginning November 4, 2016), or the perception that such sales or exchanges could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.
As of December 31, 2015, we had a total of 5,798,614 shares of our Class A common stock outstanding. All of the 5,798,614 shares of our Class A common stock outstanding are freely tradeable without restriction or further registration under the Securities Act by persons other than our "affiliates."
Pursuant to the terms of an Exchange Agreement that we entered into at the time of our initial public offering, the Holdings Limited Partners may from time to time, beginning two years after our initial public offering, exchange their Holdings LP Interests for shares of our Class A common stock on a one-for-one basis. As of December 31, 2015, the Holdings Limited Partners beneficially own 44,000,000 Holdings LP Interests in the aggregate, which will be exchangeable for 44,000,000 shares of our Class A common stock in the aggregate, subject to certain limits.

Pursuant to a resale and registration rights agreement with the Holdings Limited Partners, we have agreed to use our reasonable best efforts to file registration statements from time to time for the sale of the shares of our Class A common stock, including Class A common stock which is deliverable upon exchange of Holdings LP Interests.
In addition, as of December 31, 2015, 14,333,718 shares of Class A common stock are reserved for issuance under our 2014 Omnibus Incentive Plan. From January 1, 2016, and ending on and including January 1, 2024, the foregoing share reserve amount may be increased by a number of shares of our Class A common stock equal to the positive difference, if any, of (x) 15% of the aggregate number of Class A common stock (including partnership interests exchangeable into Class A common stock) outstanding on the last day of the prior year minus (y) the total number of shares of Class A common stock available for issuance on such last day (or such lesser amount as determined by the Compensation Committee). As of December 31, 2015, we have options outstanding with respect to 5,562,866 shares of our Class A common stock and unvested restricted stock units with respect to 1,201,794 shares of Class A common stock. Upon the exercise of outstanding options and vesting of outstanding restricted stock units, shares of our Class A common stock will be issued and become eligible for sale in the public market in the future, subject to certain legal and contractual restrictions.
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
The requirements of being a public entity and generating growth may strain our resources.
As a newly public entity, we are subject to the rules and requirements of the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board, or the PCAOB, and NASDAQ, each of which imposes additional reporting and other obligations on public companies. These requirements may place a strain on our systems and resources. For example, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires that we file annual, quarterly and current reports with respect to our business and financial condition and the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which is discussed below.
We have been and will continue to be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, generating growth also will require us to commit additional management, operational, and financial resources to identify new professionals to join the firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. We may incur significant additional annual expenses related to these steps and, among other things, additional directors' and officers' liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing, tax and legal fees and similar expenses.
We have identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
We identified the following control deficiencies, each of which has been determined to be a material weakness:

•
We did not maintain sufficient accounting resources with technical accounting knowledge, experience and training in the application of U.S. GAAP and for effective preparation and review of our financial statements.

•
We did not design and maintain effective controls to analyze complex and non-routine transactions or adequately review the accounting and/or disclosure for these transactions. This material weakness was identified as the primary cause of errors relating to the treatment of stock-based compensation and liabilities associated with existing membership units, and the consequent improper recording and improper disclosure of certain equity transactions, as well as incorrectly recording expenses reimbursable by our funds on a net basis.

•
We did not design and maintain sufficient controls to evaluate information provided from and accounting conclusions reached by FSC CT LLC, the administrator of the Fifth Street BDCs and our wholly-owned subsidiary, in the determination of Part I fee revenue. This material weakness was identified as the primary cause of the revision relating to the Part I fees, and the consequent improper recording of fee revenue.

These control deficiencies resulted in audit adjustments to the Company’s interim and annual financial statements during the year ended December 31, 2015. Additionally, these control deficiencies could result in misstatements of the stock-based compensation and liabilities associated with existing membership units, certain equity transactions and Part I fee revenue that would not be prevented or detected.
Because of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have taken and will take a number of actions to remediate these material weaknesses including, but not limited to, adding senior experienced accounting and financial personnel, reallocating existing internal resources and retaining third-party consultants to help enhance our internal control over financial reporting following reviews of our accounting and finance function conducted by members of senior management. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. We cannot assure you, however, that the steps taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions. As of December 31, 2015, these material weaknesses have not been remediated.
We may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses or significant deficiencies or other material weaknesses or deficiencies will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our Class A common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Class A common stock may be less attractive to investors.
We are an emerging growth company and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404, a provision allowing us to provide fewer years of financial statements and other financial data and reduced disclosure about executive compensation arrangements. We have elected to adopt these reduced disclosure requirements and the exemption from the auditor attestation requirement available to emerging growth companies. We will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, although a variety of circumstances could cause us to lose that status earlier. We cannot predict if investors will find our Class A common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our Class A common stock less attractive as a result of our choices, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.
We cannot guarantee that our share repurchase program will be fully consummated or that our share repurchase program will enhance long-term shareholder value, and share repurchases could increase the volatility of the price of our Class A common stock.
In May 2015, our board of directors authorized us to repurchase up to $20.0 million of our Class A common stock. Although our board of directors has authorized this program, we are not obligated to purchase any specific dollar amount or to acquire any specific number of shares. As of December 31, 2015, we repurchased approximately $1.8 million of our Class A common stock under the share repurchase program. The share repurchase program could affect the price of our Class A common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. For example, the existence of a share repurchase program could cause the price of our Class A common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A common stock may decline below the levels at which we determine to repurchase our Class A common stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term share price fluctuations could reduce the program’s effectiveness. The amount of stock we are permitted to repurchase is also limited by the terms of our Credit Facility.

We are controlled by the Principals, whose interests may conflict with those of our other stockholders.
As of December 31, 2015, the Principals hold approximately 97.4% of the combined voting power of our common stock. So long as the Principals continue to hold, directly or indirectly, shares of common stock representing more than 50% of the voting power of our common stock, the Principals are able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and have significant control over our management and the Principals' control may have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The interests of the Principals may not always coincide with the interests of other stockholders, and the Principals may act in a manner that advances its best interests and not necessarily those of our other stockholders.
We are a "controlled company" within the meaning of NASDAQ rules and, as a result, qualify for, and intend to rely on certain of the "controlled company" exemptions from certain NASDAQ corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of other companies.
Under NASDAQ rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a "controlled company" and may elect not to comply with certain NASDAQ corporate governance requirements. As of December 31, 2015, the Principals held approximately 97.4% of the combined voting power of our common stock. As such we are eligible to take advantage of this "controlled company" exemption. A "controlled company" may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. We intend to continue to take advantage of these controlled company exemptions. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.
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
The tax receivable agreement that we entered into with the TRA Recipients generally provides that we will pay them 85% of the amount of the cash savings, if any, in U.S. federal, state, local and foreign income tax that we realize (or, under certain circumstances, are deemed to realize) as a result of these increases in tax basis. Assuming no material relevant tax law changes and that we earn sufficient taxable income to realize the full tax benefits of the increased depreciation and amortization of our assets, we expect that the future payments to the TRA Recipients in respect of the sale of Holdings LP Interests will aggregate to $45.5 million. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending on a number of factors, including the price of our Class A common stock at the time of the purchase, the amount and timing of our income and the tax rates then applicable. Similarly, the tax receivable agreement payments related to the future exchanges will vary based on the timing of the exchanges, the price of the Class A common stock at the time of the exchanges, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. The tax receivable agreement payments related to future exchanges have not been included in the above amounts. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of Fifth Street Holdings attributable to the exchanged Holdings LP Interests, the payments that we may make to the TRA Recipients will be substantial.
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. Our headquarters is located at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. We lease our headquarters from an entity controlled by Mr. Tannenbaum. See Note 10 - Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K for more information on this lease. Additionally, we currently lease office space that is utilized by our affiliates in Chicago, IL and San Francisco, CA. We and our affiliates have subleased or canceled a portion of the existing leased properties in White Plains, NY and Greenwich, CT since the move of our headquarters to 777 West Putnam Avenue. We believe that our office facilities are adequate for our business as presently conducted, although we will remain active in evaluating alternative options should the need arise.

Item 3.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.

FSC class-action lawsuits
The Company has been named as a defendant in three putative securities class-action lawsuits arising from our role as investment adviser to FSC. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759-LAK. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The case was later transferred to the United States District Court for the Southern District of New York, where it is pending as Case No. 16-cv-00088-LAK. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908-LAK. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, and Richard Petrocelli, FSC, and the Company.
The lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased FSC common stock between July 7, 2014, and February 6, 2015, inclusive. The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC’s investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as the asset manager and investment advisor of FSC. For example, the lawsuits allege that FSC improperly delayed the write-down of five of its investments until the fiscal quarter ending in December 31, 2014, after FSAM conducted its IPO in October 2014, when FSC purportedly should have taken the write-down before FSAM’s IPO. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions. On February 1, 2016, the court appointed Oklahoma Police Pension and Retirement System as lead plaintiff and the law firm of Labaton Sucharow LLP as lead counsel. The parties have proposed that lead plaintiff file its consolidated complaint by April 1, 2016.
The Company has also been named as a defendant in a putative class action lawsuit filed by a purported stockholder of FSC on January 29, 2016, in the Court of Chancery of the State of Delaware. The case is captioned James Craig v. Bernard D. Berman, et al., C.A. No. 11947-VCG. The defendants in the case are Bernard D. Berman, James Castro-Blanco, Ivelin M. Dimitrov, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Sandeep K. Khorana, Todd G. Owens, Douglas F. Ray, Fifth Street Management LLC, FSAM, FSC, and Fifth Street Holdings L.P. The complaint alleges that the defendants breached their fiduciary duties to FSC stockholders by, among other things, issuing an incomplete or inaccurate preliminary proxy statement that purportedly attempted to mislead FSC stockholders into voting against proposals presented by another shareholder (RiverNorth Capital Management) in a proxy contest in connection with FSC’s 2016 annual meeting. The competing shareholder proposals sought to elect three director nominees to FSC’s Board and to terminate the Investment Advisory Agreement between FSC and FSAM. The complaint also charges that the director defendants breached their fiduciary duties by perpetuating and failing to terminate the Investment Advisory Agreement and by seeking to entrench themselves as directors and FSAM affiliates as FSC’s manager. The FSAM entities are charged with breaching their duties as alleged controlling persons of FSC and with aiding and abetting the FSC directors’ breaches of duty. The complaint seeks, among other things, an injunction preventing FSC and its board of directors from soliciting proxies for the 2016 annual meeting until additional disclosures are issued; a declaration that the defendants have breached their fiduciary duties by refusing to terminate the Investment Advisory Agreement and by acting to have the FSC board of directors and Fifth Street Management LLC remain in place; a declaration that any shares repurchased by FSC after the record date of the 2016 annual meeting will not be considered outstanding shares for purposes of the FSC stockholder approvals sought at the annual meeting; and awarding plaintiff costs and disbursements. The plaintiff moved for expedited proceedings and for a preliminary injunction.

Defendants opposed plaintiff’s motion for expedited proceedings and moved to dismiss the case. FSC also filed another amendment to the preliminary proxy statement, making additional disclosures relating to issues raised by plaintiff and RiverNorth. On February 16, 2016, plaintiff informed the Delaware court that the basis for his injunction motion had become moot and that he was withdrawing his motions for a preliminary injunction and expedited proceedings. On February 18, 2016, FSC announced that it had entered into an agreement with RiverNorth pursuant to which RiverNorth would withdraw its competing proxy solicitation.
The Company believes that, with respect to itself and its related entities, all of the claims in the above described lawsuits are without merit, and it intends to vigorously defend against such claims.

FSC shareholder derivative actions
On December 4, 2015, a putative shareholder derivative action captioned Solomon Chau v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01795, was filed on behalf of FSC in the United States District Court for the District of Connecticut. The complaint names Leonard Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and the Company as defendants and FSC as the nominal defendant. In addition, a second putative shareholder derivative action, captioned Scott Avera v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01889, was filed in the United States District Court for the District of Connecticut on December 31, 2015, against the same group of defendants. The underlying allegations in both complaints are related to the allegations in the securities class actions against FSC, the Company, and others. The complaints allege that FSC’s Board approved an unfair advisory and management agreements with entities related to the Company and that certain defendants engaged in allegedly improper conduct designed to make the Company appear more attractive to potential investors before its IPO. The cases have been stayed by consent of the parties and order of the court until September 30, 2016.
On January 27, 2016, two putative shareholder derivative actions were filed on behalf of FSC in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk. The cases are captioned John Durgerian v. Leonard M. Tannenbaum, et al. and Kamile Dahne v. Leonard M. Tannenbaum, et al. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Jeffrey R. Kay (subsequently dropped from the litigation), Douglas F. Ray, Sandeep K. Khorana, Steven M. Noreika, David H. Harrison, Frank C. Meyer, and the Company, with FSC as the nominal defendant. The allegations in the two cases are generally similar to those in the federal derivative actions.
The Company believes that, with respect to itself and its related entities, all of the claims in the above described lawsuits are without merit, and it intends to vigorously defend against such claims.

FSAM class-action lawsuits
The Company has been named as a defendant in two putative securities class-action lawsuits filed by purchasers of the Company’s shares. The suits are related to the securities class actions brought by shareholders of FSC, for which Fifth Street Management serves as investment advisor.
The first lawsuit by the Company’s shareholders was filed on January 7, 2016, in the United States District Court for the District of Connecticut and is captioned Ronald K. Linde, etc. v. Fifth Street Asset Management Inc., et al., Case No. 1:16-cv-00025. The defendants are the Company, Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Steven M. Noreika, Wayne Cooper, Mark J. Gordon, Thomas L. Harrison, and Frank C. Meyer. The lawsuit asserts claims under §§ 11, 12(a)(2), and 15 of the Securities Act of 1933 on behalf of a putative class of persons and entities who purchased common stock in or pursuant to the Company’s IPO. The complaint alleges that the defendants engaged in a fraudulent scheme and course of conduct to artificially inflate FSC’s assets and investment income and, in turn, the Company’s valuation at the time of its IPO, thereby rendering the Company’s IPO Registration Statement and Prospectus materially false and misleading. The plaintiffs have not quantified their claims for relief. On February 25, 2016, the court granted the Company’s unopposed motion to transfer the case to the United States District Court for the Southern District of New York, where the case can be coordinated with the securities class actions filed by FSC shareholders.
On March 7, 2016, the other putative class action by the Company’s shareholders was filed, in the United States District Court for the Southern District of New York. The case is captioned Joyce L. Trupp Agreement of Trust v. Fifth Street Asset Management Inc., et al., No. 1:16-cv-01711. The defendants are the same as in the Linde case, and the complaint is a virtual clone of the Linde complaint.
The Company believes that the claims are without merit and intends vigorously to defend itself against the plaintiffs’ allegations.

Item 4.     Mine Safety Disclosures
Not applicable.
PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Class A Common Stock
Our Class A common stock is listed for trading on the NASDAQ Global Select Market under the symbol "FSAM." As of December 31, 2015, there were two record holders of our Class A common stock and two record holders of our Class B common stock. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.
The following table sets forth the quarterly high and low sales prices of our Class A common stock on the NASDAQ Global Select Market for the period from the date our Class A common stock was listed through December 31, 2015:

	High	Low
Fiscal year ended December 31, 2015
First quarter	$14.50	$11.01
Second quarter	$11.49	$8.63
Third quarter	$10.40	$7.02
Fourth quarter	$8.02	$3.25
Fiscal year ended December 31, 2014
Fourth quarter (1)	$16.19	$11.30
____________________

(1)	Our Class A common stock first began trading on the NASDAQ Global Select Market on October 30, 2014.
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
Our ability to pay dividends is subject to Board of Director discretion and may be limited by our holding company structure and applicable provisions of Delaware law. See "Item 7. Management's Discussion and Analysis of Financial Condition and Operating Results - Dividend Policy" and "Item 1A. Risk Factors - Risks Related to Our Class A Common Stock - Our ability to pay dividends is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law."
Purchases and Sales of Equity Securities
We did not engage in any sales of unregistered securities during the year ended December 31, 2015.
In May 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. For the year ended December 31, 2015, FSAM repurchased and retired 217,641 and 193,583 shares, respectively, of our Class A common stock at a weighted average price of $8.47 per share pursuant to this program. The aggregate cash consideration paid for these repurchases was $1.8 million. The following table outlines repurchases of our Class A common stock during the year ended December 31, 2015:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 2015 (1)	72,158	$9.49
June 2015	1,100	9.99
August 2015	27,206	8.55
September 2015	117,177	7.80
	217,641	$8.47	217,641	$18.2 million
(1) Program authorized by our Board of Directors on May 11, 2015.
Equity Compensation Plan Information
The information required by this Item is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Stock Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for shares of our Class A common stock, the S&P 500 Index and the SNL U.S. Asset Manager Index for the period from October 30, 2014, the date our Class A common stock first began trading on the NASDAQ Global Select Market, through December 31, 2015. The graph assumes $100 was invested in each of our Class A common stock, the S&P 500 Index and the SNL U.S. Asset Manager Index as of the market close on October 30, 2014. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	10/29/14	11/28/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Fifth Street Asset Management Inc.	100.00	87.12	82.06	68.07	63.10	46.92	21.47
S&P 500 Index	100.00	104.55	104.29	105.28	105.57	98.77	105.73
SNL U.S. Asset Manager Index	100.00	106.18	106.98	109.18	107.16	88.59	91.24

Item 6.     Selected Financial Data
The following tables set forth the selected historical consolidated financial data for the Fifth Street Management Group, our predecessor, and consolidated financial data for Fifth Street Asset Management Inc. as of the dates and for the periods indicated. The selected consolidated statement of income data for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated statement of financial condition data as of December 31, 2015 and 2014 have been derived from the audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the year ended December 31, 2012 and the selected consolidated statement of financial condition data as of December 31, 2013 and 2012 have been derived from Fifth Street Management Group's audited financial statements not included in this Annual Report on Form 10-K. The historical consolidated financial statements consist of the combined results of the Fifth Street Management Group which includes affiliated entities either wholly or substantially owned and/or under the voting control of Leonard M. Tannenbaum at the time of the Reorganization and initial public offering.  As such, the acquisition of our 12% membership interest in Fifth Street Holdings and related Reorganization have been accounted for as transactions among entities under common control and recorded on a historical cost basis.

You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements and "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

		Years Ended December 31,
		2015	2014 (4)	2013	2012
Consolidated Statements of Income Data:		(in thousands)
Revenues
Management fees (includes Part I Fees of $31,172, $35,618, $30,573 and $23,393 for the years ended December 31, 2015, 2014, 2013 and 2012, respectively)	(1)	$88,474	$92,092	$68,417	$50,007
Performance fees		225	107	—	—
Other fees	(2)	9,068	10,338	5,205	4,637
Total revenues		97,766	102,537	73,622	54,644

Expenses
Compensation and benefits	(2)	36,636	53,827	22,411	17,376
Fund offering and start-up expenses		—	1,248	5,702	—
General, administrative and other expenses	(2)	17,887	13,029	5,506	5,039
Depreciation and amortization		1,693	986	237	203
Total expenses		56,217	69,090	33,856	22,618

Other income (expense)
Interest income		653	13	17	34
Interest expense		(2,144)	(323)	(11)	—
Income from equity method investments		21	246	—	—
Unrealized loss on beneficial interests in CLOs		(1,080)	—	—	—
Realized loss on beneficial interests in CLOs		(249)	—	—	—
Other income (expense), net		279	90	—	—
Total other income (expense), net		(2,520)	26	6	34
Income before provision (benefit) for income taxes		39,030	33,473	39,772	32,060
Provision (benefit) for income taxes		5,065	(2,124)	—	—
Net income		33,964	35,596	39,772	32,060
Less: Net income attributable to Predecessor		—	(25,631)	(39,772)	(32,060)
Less: Net income attributable to non-controlling interests		(31,556)	(9,528)	—	—
Net income attributable to Fifth Street Asset Management Inc.		$2,408	$438	$—	$—
Earnings per share data:	(3)
Basic and Diluted		$0.41	$0.07

		As of December 31,
		2015	2014	2013	2012
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents		$17,185	$3,238	$4,016	$16,157
Total assets		151,234	111,061	33,506	21,000
Total liabilities		152,917	90,264	12,481	6,523
Total equity (deficit)		(1,683)	20,797	21,025	14,477
Total liabilities and equity		151,234	111,061	33,506	21,000
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
(3) For the year ended December 31, 2014, based on net income attributable to Fifth Street Asset Management Inc. for the period from November 4, 2014 through December 31, 2014.
(4) These amounts are revised as shown in Note 2 to the consolidated financial statements.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K.
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
Our Business
We are a leading alternative asset manager with approximately $5.3 billion of assets under management. The funds we manage provide innovative and flexible financing solutions to small and mid-sized companies across their capital structures, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $250 million. As of December 31, 2015, 85.1% of our assets under management reside in publicly-traded permanent capital vehicles, consisting of FSC and FSFR.
Our direct origination platform is sustained by strong relationships with over 250 private equity sponsors. We believe we are differentiated from other alternative asset managers by our structuring flexibility, financial strength and a reputation for delivering on commitments. We provide innovative and customized credit solutions across the capital structure, including one-stop financing, unitranche debt, senior secured debt, mezzanine debt, equity co-investments and venture debt financing. Our platform targets loans for investment of up to $250 million and will have the ability to structure and syndicate loans of up to $500 million.
Since Fifth Street's founding in 1998, we have grown into an asset manager with approximately 70 employees, approximately half of whom are investment professionals. Our management team has a proven 17-year track record across market cycles using a disciplined investment process. Our growth has been facilitated through a scalable operating platform.
Organization
We provide asset management services to the Fifth Street Funds, which, to date, consist primarily of our BDCs. We conduct all of our operations through our consolidated subsidiaries, FSM, CLO Management and FSCO GP.
Our primary sources of revenues are management fees, primarily from the BDCs, which are driven by the amount of the assets under management and quarterly investment performance of the Fifth Street Funds. We conduct substantially all of our operations through one reportable segment that provides asset management services to the Fifth Street Funds. We generate all of our revenues in the United States.
Reorganization
In anticipation of its initial public offering that closed November 4, 2014, FSAM was incorporated in Delaware on May 8, 2014 as a holding company with its primary asset expected to be a limited partnership interest in Fifth Street Holdings. Fifth Street Holdings was formed on June 27, 2014 by Principals of FSM as a Delaware limited partnership. Prior to the transactions described below, the Principals were the general partners and limited partners of Fifth Street Holdings. Fifth Street Holdings has a single class of limited partnership interests, or "Holdings LP Interests". Immediately prior to the IPO:

•	The Principals contributed their general partnership interests in Fifth Street Holdings to FSAM in exchange for 100% of FSAM's Class B common stock;

•	The members of FSM contributed 100% of their membership interests in FSM to Fifth Street Holdings in exchange for Holdings LP Interests; and

•
The members of FSCO GP, a Delaware limited liability company, formed on January 6, 2014 to serve as the general partner of FSOF, contributed 100% of their membership interests in FSCO GP to Fifth Street Holdings in exchange for Holdings LP Interests.

These collective actions are referred to herein as the "Reorganization."
Initial Public Offering
On November 4, 2014, FSAM issued 6,000,000 shares of Class A common stock in the IPO at a price of $17.00 per common share. The proceeds totaled $95.9 million, net of underwriting commissions of $6.1 million. The proceeds were used to purchase a 12.0% limited partnership interest in Fifth Street Holdings.
Immediately following the Reorganization and the closing of the IPO on November 4, 2014:

•	The Principals held 42,856,854 shares of FSAM Class B common stock and 42,856,854 Holdings LP Interests;

•	FSAM held 6,000,000 Holdings LP Interests and the former members of FSM and FSCO GP, including the Principals, held 44,000,000 Holdings LP Interests; and

•	The Principals, through their holdings of FSAM Class B common stock in the aggregate, had approximately 97.3% of the voting power of FSAM's common stock.
In connection with the above transactions, the former members of FSM agreed to allocate FSM's earnings (excluding the compensation charges related to the Reorganization) from October 1, 2014 through the date of the IPO to the limited partners of Fifth Street Holdings, including FSAM.
Exchange Agreement
In connection with the Reorganization, FSAM entered into an exchange agreement with the limited partners of Fifth Street Holdings that granted each limited partner of Fifth Street Holdings, and certain permitted transferees, the right, beginning two years after the closing of the IPO and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications (collectively referred to as the "Exchange Agreement"). As a result, each limited partner of Fifth Street Holdings, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A common stock of FSAM, which can more readily be sold in the public markets. As of December 31, 2015, FSAM held approximately 11.6% of Fifth Street Holdings after taking into account the repurchase of 217,641 Class A common shares during the year ended December 31, 2015, of which, 193,583 were retired. FSAM’s percentage ownership in Fifth Street Holdings will continue to change as Holdings LP Interests are exchanged for Class A common stock of FSAM or when FSAM otherwise issues or repurchases FSAM common stock.
FSAM's purchase of Holdings LP Interests concurrent with its IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of FSAM's Class A common stock pursuant to the Exchange Agreement are expected to result in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to FSAM. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that FSAM would otherwise be required to pay in the future. FSAM entered into a tax receivable agreement ("TRA") with the TRA Recipients that requires FSAM to pay the TRA Recipients 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that FSAM actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement.

Basis of Presentation
We have prepared our consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC and the requirements for reporting on Form 10-K and Regulation S-X. All significant intercompany transactions and balances have been eliminated in consolidation.
Prior to the completion of the Reorganization and the IPO, the historical financial statements consisted of the combined results of the Fifth Street Management Group, which were affiliated entities that were either wholly or substantially owned and/or under the voting control of Leonard M. Tannenbaum.
Upon the completion of the Reorganization and the IPO, FSAM became the general partner of Fifth Street Holdings and acquired a 12.0% limited partnership interest in Fifth Street Holdings. These transactions were accounted for as transactions among entities under common control, pursuant to ASC 805-50, and recorded on a historical cost basis. Subsequent to the Reorganization and the IPO, Fifth Street Holdings and its wholly-owned subsidiaries (including FSM, CLO Management and FSCO GP) are consolidated by FSAM in the consolidated financial statements. All income attributable to the Predecessor prior to the Reorganization are recorded as "Net income attributable to Predecessor" within the Consolidated Statements of Income.

Subsequent to November 4, 2014, the portion of net income attributable to the limited partners of Fifth Street Holdings, excluding FSAM, is recorded as "Net income attributable to non-controlling interests" on the Consolidated Statements of Income.

The diagram below depicts our organizational structure as of December 31, 2015:

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

(5)
The direct subsidiaries of Fifth Street Management, FSC CT LLC, FSC LLC and FSC Midwest LLC. FSM owns approximately 1% of the CLO I notes and CLO Management owns approximately 5% of the CLO II notes. FSC CT LLC is the primary employer of our employees located in Connecticut and is the tenant to our Connecticut headquarters lease and performs certain administrative functions for our business. FSC LLC is the owner of Fifth Street Capital West LLC. FSC Midwest LLC and Fifth Street Capital West LLC employ certain of our employees, are tenants under certain of our office leases and perform certain other administrative functions for our business.

(6)	CLO Management serves as the collateral manager to CLO I and CLO II.

Market Conditions
The global economy has experienced economic uncertainty in recent years. Economic uncertainty impacts our business in many ways, including changing spreads, structures and purchase multiples as well as the overall supply of investment capital.
Middle market loan volume in 2015 experienced its weakest year since 2009. Our December quarter, which has historically been the most active for new originations at Fifth Street, reflected broader middle market trends and experienced muted volumes versus prior years. We believe a number of factors contributed to the protracted slowdown in private equity sponsored deals, including an increase in borrowing costs and buyer/seller divergence stemming from lower deal quality and higher valuations, as strategic buyers continued to drive up multiples.
With a shorter backlog of sponsored deals than prior years, we are not expecting increased deal volume in the first quarter.  However, we believe deal volume may pick up later in 2016, as the market gradually adjusts to higher borrowing costs.
As a result of the broader market volatility, we have noticed a widening of spreads in the middle market.  We believe an opportunity is developing for lenders with flexible, long-term capital to invest in deals with strong risk adjusted returns. Despite our business lines exhibiting slower growth, we believe that both of our BDCs are well-positioned to invest going forward in this market.
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

We intend, if market conditions warrant, to grow by increasing AUM in existing businesses and expanding into new investment strategies, geographic markets and businesses. We may develop new strategies and funds organically through our existing platform. For example, in February 2015, we closed our first CLO under management, CLO I, and in September 2015, we closed our second CLO under management, CLO II. In January 2016, we closed our first separately managed account

("SMA") with a large institutional investor who intends to purchase a minimum of $50 million of middle-market loans in the SMA.
We may also pursue growth through other strategic initiatives, which may include entering into new lines of business. As previously disclosed, we have invested approximately $1,380,000 to date in MMKT through the purchase of a convertible note and common membership interests.  MMKT is a financial technology company that seeks to bring increased liquidity and transparency to middle market loans.  MMKT is consolidated for financial reporting purposes, as Fifth Street Management owns 80% of the common membership interests, and may in the near term have a negative impact on earnings. In that regard, our allocable portion of the net loss attributable to MMKT was $1,136,432 for the year ended December 31, 2015.
Historically, substantially all of our revenues were generated from our BDCs. As we continue to expand our non-BDC funds and develop new funds and products, we expect that the fee structures and arrangements from which we derive our revenues could be different and, potentially, less favorable to us. In addition, the nature of these funds and lines of business may be different and subject to different risks and uncertainties than our BDCs. We may also modify fee structures with our existing investment vehicles, including our BDCs. For example, in January 2016, we amended and restated the FSC Investment Advisory Agreement, which reduced the base management fee payable to us on gross assets, excluding cash and cash equivalents, from 2.00% to 1.75% effective as of January 1, 2016. We believe, however, that there are significant opportunities and that we are well-positioned to grow our existing investment vehicles, launch additional credit strategies, develop new products and funds and continue to grow as a diversified asset manager.
Revision of Financial Statements
During 2015, we identified errors in the calculation of Part I Fees that were originally recognized as revenue in the first quarter of 2012 through the third quarter of 2015. The cumulative adjustment of $739,594 related to the years ended 2012 and 2013, was not considered material to these years and as a result was recorded as an out-of-period adjustment in the three months ended March 31, 2014. The identified errors related to incorrect information used by FSC CT LLC, our administrator, a wholly-owned subsidiary of us and the administrator of the Fifth Street BDCs. The errors related primarily to the timing of when Part I fees should have been recognized. We also incorrectly recorded certain reimbursements from the BDCs on a net basis during the interim periods of 2015 and year ended December 31, 2014, respectively. This error had no impact on net income as the correction was to gross-up revenue - other fees and general, administrative and other expenses by the same amounts. We assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin ("SAB") No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements. However, we concluded the cumulative corrections of these errors would be material to our 2015 financial statements and, therefore, it was not appropriate to recognize the cumulative corrections in the current year. Consequently, we revised the 2014 financial statements to correct these errors (the "Revision") as well as other unrelated, immaterial out-of-period adjustments that had been previously recorded. The Revision had no net impact on our net cash provided by operating activities for any period presented.
The Holdings Limited Partners have refunded all of the prematurely paid fees to us, including interest, and therefore none of the expense was borne by the Class A stockholders of FSAM.
Non-GAAP Financial Measures and Operating Metrics
Adjusted Net Income
Adjusted Net Income represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, including the amortization of equity-based awards related to the Reorganization and initial public offering, (ii) non-recurring underwriting costs relating to public offerings of our funds, (iii) non-recurring professional fees and other expenses incurred in connection with our initial public offering, (iv) unrealized gains (losses) on beneficial interests in CLO, (v) certain litigation-related costs and (vi) other non-recurring items. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance and Adjusted Net Income is evaluated regularly by our management as a decision tool for deployment of resources. We believe that reporting Adjusted Net Income is helpful in understanding our business and that investors should review the same supplemental non-GAAP financial measures that our management uses to analyze our performance. Adjusted Net Income has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results prepared in accordance with GAAP. The use of Adjusted Net Income without consideration of related GAAP measures is not adequate due to the adjustments described above. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below, which are prepared in accordance with GAAP.

Income before income tax benefit (provision) is the GAAP financial measure most comparable to Adjusted Net Income. The following table provides a reconciliation of income before income tax benefit (provision) to Adjusted Net Income (shown in thousands):

	Year ended December 31,
	2015	2014	2013
Income before provision for income taxes	$39,030	$33,473	$39,772
Adjustments:
Compensation-related charges (a)(b)	6,111	25,025	1,739
FSFR initial public offering underwriting costs (c)	—	—	5,700
Unrealized loss on beneficial interests in CLOs (d)	1,080	—	—
FSC follow-on equity offering underwriting costs (e)	—	822	—
Lease termination charges (f)	(72)	707	—
Professional fees and other expenses in connection with our IPO	—	1,118	—
Adjusted Net Income before adjustment for litigation-related costs (g)	46,149	61,145	47,211
Litigation-related costs	2,685	—	—
Adjusted Net Income (g)	$48,834	$61,145	$47,211
__________________

(a)
For the years ended December 31, 2015, 2014 and 2013, this amount includes $1.0 million, $1.8 million and $1.7 million, respectively, of amortization expense relating to the conversion and vesting of member interests in connection with the Reorganization (see Note 11 to the consolidated financial statements).

(b)
For the year ended December 31, 2015, this amount includes $5.1 million of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our IPO. For the year ended December 31, 2014, this amount includes: (1) $3.1 million of noncash compensation expense relating to the separation of a former equity member in May 2014, (2) $3.1 million of cash payments to purchase the equity interest from a former member, (3) $15.1 million of noncash compensation expense relating to our Reorganization and IPO, (4) $1.1 million of cash bonus awards paid to certain of our employees in connection with our IPO and (5) $0.8 million of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our IPO.

(c)	Represents the costs borne by us relating to equity underwriting commissions attributable to an equity offering at FSFR.

(d)	Represents change in fair value on beneficial interests in CLO on which we have elected the fair value option.

(e)	Represents the costs borne by us relating to equity underwriting commissions attributable to an equity offering at FSC.

(f)	Includes non-recurring charges and refunds for termination payments and related exit costs accrued at present value relating to our office leases.

(g)	Adjusted Net Income is presented on a pre-tax basis.
Assets under management
AUM is an operating metric that is commonly used in the alternative asset management industry. AUM refers to assets under management of the Fifth Street Funds and material control investments of these funds. Our calculations of fee-earning AUM and AUM may differ from the calculations of other alternative asset managers and, as a result, this measure may not be comparable to similar measures presented by others. Further, AUM and fee-earning AUM are not measures calculated in accordance with GAAP. Our AUM equals the sum of the following:

•	the net asset value, or NAV of such funds and investments;

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions); and

•	uncalled committed debt and equity capital (including commitments to funds that have yet to commence their investment periods).

The following table provides a roll-forward of AUM for the years ended December 31, 2015, 2014 and 2013 (shown in thousands):

	Year ended December 31,
	2015	2014	2013
Beginning balance	$6,301,260	$4,377,364	$2,327,225
Commitments and equity raises	413,061	549,780	436,349
Subscriptions, deployments and changes in leverage	(1,225,326)	1,481,390	1,630,962
Redemptions and distributions	(175,324)	(178,082)	(139,059)
Change in fund value	(18,059)	70,808	121,887
Ending balance	$5,295,612	$6,301,260	$4,377,364
Average AUM	$5,798,436	$5,399,312	$3,352,294
The following tables provide a roll-forward of AUM by fund strategy for the years ended December 31, 2015, 2014 and 2013 (shown in thousands):

	Year ended December 31, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,911,422	$791,103	$74,710	$524,025	$6,301,260
Commitments and equity raises	—	175,000	27,650	210,411	413,061
Subscriptions, deployments and changes in leverage	(1,267,903)	59,515	441	(17,379)	(1,225,326)
Redemptions and distributions	(105,559)	(31,677)	(14,368)	(23,720)	(175,324)
Change in fund value	(19,841)	(4,239)	1,657	4,364	(18,059)
Ending balance	$3,518,119	$989,702	$90,090	$697,701	$5,295,612
Average AUM	$4,214,770	$890,403	$82,400	$610,863	$5,798,436

	Year ended December 31, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,364	$4,148,794	$213,873	$10,333	$—	$4,377,364
Commitments and equity raises	—	138,139	276,182	45,900	89,559	549,780
Subscriptions, deployments and changes in leverage	(182)	727,507	308,581	15,742	429,742	1,481,390
Redemptions and distributions	(4,722)	(151,183)	(21,013)	(294)	(870)	(178,082)
Change in fund value	540	48,165	13,480	3,029	5,594	70,808
Ending balance	$—	$4,911,422	$791,103	$74,710	$524,025	$6,301,260
Average AUM	$2,182	$4,530,108	$502,488	$42,521	$262,013	$5,339,312

	Year ended December 31, 2013
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$6,583	$2,320,642	$—	$—	$—	$2,327,225
Commitments and equity raises	—	327,187	100,002	9,160	—	436,349
Subscriptions, deployments and changes in leverage	387	1,516,793	113,198	584	—	1,630,962
Redemptions and distributions	(4,147)	(133,512)	(1,400)	—	—	(139,059)
Change in fund value	1,541	117,684	2,073	589	—	121,887
Ending balance	$4,364	$4,148,794	$213,873	$10,333	$—	$4,377,364
Average AUM	$5,474	$3,234,718	$106,936	$5,166	$—	$3,352,294

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
The following table provides a roll-forward of fee-earning AUM for the years ended December 31, 2015, 2014 and 2013 (shown in thousands):

	Year ended December 31,
	2015	2014	2013
Beginning balance	$5,554,013	$3,929,066	$1,729,311
Commitments and equity raises	338,182	533,980	427,189
Subscriptions, deployments and changes in leverage	(1,347,989)	1,199,780	1,790,161
Redemptions and distributions	(173,323)	(177,608)	(138,795)
Change in fund value	(19,115)	68,795	121,200
Ending balance	$4,351,768	$5,554,013	$3,929,066
Average fee-earning AUM	$4,952,890	$4,747,540	$2,829,188
Effective annualized management fee rate	1.79%	2.01%	2.42%
The following tables provide a roll-forward of fee-earning AUM by fund strategy for the years ended December 31, 2015, 2014 and 2013 (shown in thousands):

	Year ended December 31, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,366,621	$662,654	$39,301	$485,437	$5,554,013
Commitments and equity raises	—	175,000	5,000	158,182	338,182
Subscriptions, deployments and changes in leverage	(1,408,138)	5,820	(2,948)	57,277	(1,347,989)
Redemptions and distributions	(105,559)	(31,677)	(12,367)	(23,720)	(173,323)
Change in fund value	(19,841)	(4,239)	601	4,364	(19,115)
Ending balance	$2,833,083	$807,558	$29,587	$681,540	$4,351,768
Average fee-earning AUM	$3,599,852	$735,106	$34,444	$583,488	$4,952,890
Fee-earning AUM was $4.4 billion as of December 31, 2015, which represented a $1.2 billion, or 21.6%, decrease from $5.6 billion as of December 31, 2014. The net decrease in fee-earning AUM was primarily comprised of $1.4 billion from the sale of Healthcare Finance Group, LLC and other deleveraging at FSC, which was partially offset by $175.0 million of incremental investment capacity as a result of the closing of FSFR's Citibank credit facility and $158.2 million of incremental investment capacity at the SLFs.

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
Fee-earning AUM was $5.6 billion as of December 31, 2014, which represented a $1.6 billion, or 41.4%, increase from $3.9 billion as of December 31, 2013. The net increase in fee-earning AUM was primarily due to $276.2 million and $138.1 million of equity capital raises in connection with follow-on equity offerings at FSFR and FSC, respectively, $800.4 million of utilization of leverage and joint venture investment activity at our BDCs and the closing of SLF I and SLF II which produced $485.4 million of fee-earning AUM at period end.

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
Fee-earning AUM was $3.9 billion as of December 31, 2013, which represented a $2.2 billion, or 127.2%, increase from $1.7 billion as of December 31, 2012. The net increase in fee-earning AUM was primarily due to $327.2 million of equity capital and $83.4 million of debt capital raised at FSC, in addition to $1.7 billion of deployment of previously raised capital, $100.0 million of equity capital raised as part of FSFR's initial public offering and $117.7 million of net increase in net assets at FSC.
Overview of Results of Operations
Revenues
For the years ended December 31, 2015, 2014 and 2013, 90.5%, 89.8%, and 92.9%, respectively, of our revenues came from management fees (including 31.9%, 34.7% and 41.5%, respectively, of Part I Fees) from the BDCs and private funds.
Management Fees
Base Management Fees
Prior to January 1, 2016, pursuant to our investment advisory agreement with FSC, or the FSC Investment Advisory Agreement, we earned an annual base management fee of 2.0% of the value of FSC's gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents. Such base management fee is calculated based on the value of FSC's gross assets at the end of its most recently completed fiscal quarter. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
On July 14, 2015, FSC announced that FSM, as its investment adviser, voluntarily agreed to a revised base management fee arrangement for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017. The revised management fee is intended to provide for a potential reduction in the base management fee payable by FSC to FSM during such period. See Note 10 to the Consolidated Financial Statements for additional detail regarding the revised base management fee arrangement.
On January 19, 2016, we amended and restated the FSC Investment Advisory Agreement, which reduced the base management fee payable to us on gross assets, excluding cash and cash equivalents, from 2.00% to 1.75% effective as of January 1, 2016. The other commercial terms of the existing FSC Investment Advisory Agreement relationship with FSC remain unchanged.
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
As compensation for the performance of its obligations under the CLOs' collateral management agreement, Fifth Street Management is entitled to receive a collateral management incentive fee after the subordinated debt issued by each respective CLO has realized a specified internal rate of return.
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
Other income (expense)
Interest income.   Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected.
Interest expense.  Interest expense consists primarily of interest expense related to our credit facility and other borrowings, which may have variable interest rates.
Income from equity method investments.  Income from equity method investments relates primarily to investment income generated from the underlying investment funds.
Realized loss on beneficial interests in CLOs.   Realized gains or losses on beneficial interests in CLOs are realized when we sell all or a portion of our beneficial interests or when we receive a distribution of capital in excess of our cost.
Unrealized loss on beneficial interests in CLOs.  Unrealized gains or losses on beneficial interests in CLOs result from changes in the fair value of the beneficial interests in CLOs, as well as the reversal of unrealized gains or losses at the time the beneficial interests in CLOs are realized.
Other Income (Expense), Net.  Other income (expense), net primarily consists of dividend income and other miscellaneous non-operational items.
Net income attributable to Predecessor
Net income attributable to Predecessor represents 100% of the net income earned by Fifth Street Management Group, our predecessor, prior to the Reorganization and IPO. Such earnings include all charges related to the Reorganization which was effectuated immediately prior to the closing of our IPO on November 4, 2014.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests represents the ownership interests that certain third parties hold in entities that are consolidated in the financial statements as well as the ownership interests in Fifth Street Holdings that are held by limited partners other than FSAM. The allocable share of income and expense attributable to these interests is accounted for as net income attributable to non-controlling interests.
Results of Operations
Year ended December 31, 2015 compared to year ended December 31, 2014
Revenues
Management fees.  Total management fees were $88.5 million for the year ended December 31, 2015, which represented a $3.6 million, or 3.9%, decrease from $92.1 million for the year ended December 31, 2014. The decrease was due to a $4.8 million decrease in BDC Part I fees primarily as a result of an increased level of professional fees at FSC, partially offset by a $1.6 million increase in management fees from our CLOs, as a result of having a full year of operations in 2015 versus a partial year in 2014.
Performance fees.  Performance fees of $0.2 million were earned from FSOF and FSFR for the year ended December 31, 2015, which represented a $0.1 million, or 110.6%, increase from $0.1 million for the year ended December 31, 2014. The increase was primarily due Part II fees earned at FSFR.
Other fees.  Other fees were $9.1 million for the year ended December 31, 2015, which represented a $1.3 million, or 12.3%, decrease from $10.3 million for the year ended December 31, 2014. The decrease was primarily due to a lower level of allocable direct fund expenses and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $36.6 million for the year ended December 31, 2015, which represented a $17.2 million, or 31.9%, decrease from $53.8 million for the year ended December 31, 2014. The decrease was primarily due to $25.0 million compensation charges recorded in 2014 as a result of our IPO (as discussed below), offset by $5.1 million of amortization of incremental equity-based compensation charges in 2015 related to grants under the 2014 Omnibus Incentive Plan in connection with our IPO.
Fund offering and start-up expenses.  There were no fund offering and start-up expenses for the year ended December 31, 2015. For the year ended December 31, 2014, fund offering and start-up expenses were $1.2 million which primarily consisted of offering expenses related to an FSC July 2014 follow-on equity offering.
General, administrative and other.  General, administrative and other expenses were $17.9 million for the year ended December 31, 2015, which represented a $4.9 million, or 37.3%, increase from $13.0 million for the year ended December 31, 2014. The increase was primarily due to a $3.8 million increase in professional fees, $2.7 million of which related to litigation during the three months ended December 31, 2015.
Depreciation and amortization.  Depreciation and amortization expense was $1.7 million and $1.0 million, respectively, for the years ended December 31, 2015 and 2014. The increase was primarily due to depreciation on fixed assets related to the construction of our corporate headquarters in Greenwich, CT.
Other income (expense)
For the three months ended December 31, 2015, other income (expense), net was ($2.5 million), which primarily consisted of interest expense related to our credit facility.
Provision (benefit) for income taxes
The income tax provision (benefit) was $5.1 million and ($2.1 million), respectively, for the years ended December 31, 2015 and December 31, 2014. The increase was primarily due to the tax benefit of net operating loss carryforwards recorded in 2014.
Net income
Net income was $34.0 million for the year ended December 31, 2015, which represented a $1.6 million, or 4.6%, decrease from $35.6 million for the year ended December 31, 2014. The decrease was primarily due to the income and expense variances discussed above.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Management fees.  Total management fees were $92.1 million for the year ended December 31, 2014, which represented a $23.7 million, or 34.6%, increase from $68.4 million for the year ended December 31, 2013. This increase was primarily due to an increase in average fee-earning AUM at FSC during the year-over-year period of $1.3 billion, which was due to equity offering proceeds and related utilization of leverage, and an increase in average fee-earning AUM at FSFR during the year over year period of $331.3 million, which was due to a full period of AUM related to FSFR's initial public offering in July 2013 and $276.2 million of follow-on equity offering proceeds in August 2014 and related utilization of leverage.
Performance fees.  Performance fees earned from FSOF were $0.1 million for the year ended December 31, 2014. There were no performance fees for the year ended December 31, 2013 as FSOF did not have fee-earning AUM during that period.
Other fees.  Other fees were $10.3 million for the year ended December 31, 2014, which represented a $5.1 million, or 98.6%, increase from $5.2 million for the year ended December 31, 2013. The increase was primarily due to a higher level of allocable direct fund expenses, compensation and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $53.8 million for the year ended December 31, 2014, which represented a $31.4 million, or 140.2%, increase from $22.4 million for the year ended December 31, 2013. The increase was primarily due to the following Reorganization, initial public offering and other non-recurring charges:

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
Fund offering and start-up expenses.  Fund offering and start-up expenses were $1.2 million for the year ended December 31, 2014, which represented a $4.5 million, or 78.1%, decrease from $5.7 million for the year ended December 31, 2013. The amount for the year ended December 31, 2014 primarily consisted of offering expenses related to a July 2014 FSC follow-on equity offering. The decrease from the year-ago period was primarily due to non-recurring fund offering expenses of $5.7 million associated with FSFR in 2013.
General, administrative and other.  General, administrative and other expenses were $13.0 million for the year ended December 31, 2014, which represented a $7.5 million, or 136.6%, increase from $5.5 million for the year ended December 31, 2013. The increase was primarily due to a higher level of allocable direct fund expenses and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements, in addition to $1.1 million of professional fees and other expenses associated with our initial public offering, $1.4 million of termination payments and exit costs relating to former office leases, and $1.9 million of occupancy costs associated with our corporate headquarters, that were incurred in 2014.
Depreciation and amortization.  Depreciation and amortization expense was $1.0 million for the year ended December 31, 2014, which represented a $0.7 million, or 316.2%, increase from $0.2 million for the year ended December 31, 2013. The increase was primarily due to depreciation on fixed assets related to our corporate headquarters.
Other income (expense)
For the year ended December 31, 2014, other income (expense) primarily consisted of $0.2 million of equity income from certain of our managed funds and $0.1 million of other income, which were partially offset by $0.3 million of interest expense incurred on our credit facility.
Provision (benefit) for income taxes
The income tax benefit of $2.1 million for the year ended December 31, 2014 primarily relates to realizable net operating carry-forwards of certain of our wholly-owned subsidiaries that are subject to entity level tax.
Net income
Net income was $35.6 million for the year ended December 31, 2014, which represented a $4.2 million, or 11.1%, decrease from $39.8 million for the year ended December 31, 2013. The decrease was primarily due to the income and expense variances discussed above.
Liquidity and Capital Resources
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) net borrowings. As of December 31, 2015, our cash and cash equivalents were $17.2 million, and we had $86.7 million in borrowings outstanding. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future. In addition, we may generate cash proceeds from the sale of equity securities.
Our primary sources of cash from our operations include (1) management fees, primarily generated from our BDCs, which are collected quarterly, (2) performance fees, which are unpredictable as to amount and timing, and (3) interest and dividends from our investments, including beneficial interest in CLOs and equity securities in the Fifth Street BDCs. Our future sources of cash may change over time. For example, effective January 1, 2016, the FSC base management fee was reduced from 2.00% to 1.75%.
We expect that our primary liquidity needs will continue to be to (1) provide capital to facilitate the growth of our existing asset management businesses, (2) provide capital to facilitate our expansion into businesses that are complementary to our existing asset management businesses, (3) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement, (4) fund capital expenditures and litigation matters, (5) repay borrowings and related interest costs, (6) repurchase Class A common stock under our authorized share repurchase program, (7) pay income taxes, (8) make distributions to our unitholders in accordance with our distribution policy and (9) purchase shares of FSC common stock and settle other obligations under the purchase and settlement agreement with RiverNorth Capital Management, or RiverNorth.
If cash flows from operations were insufficient to fund distributions for a short-term period, we would utilize our credit facility to satisfy such distributions. If cash flows from operations were insufficient to fund distributions over a sustained period of time, we expect that we would suspend paying such distributions.
Cash Flows
Year ended December 31, 2015 compared to year ended December 31, 2014
Net cash provided by operating activities was $67.5 million for the year ended December 31, 2015, which represented a $7.0 million increase from $60.5 million for the year ended December 31, 2014. The increase was primarily due to the timing of the collection of management fees, offset by the timing of annual discretionary bonuses paid to employees.
Net cash used in investing activities was $53.8 million for the year ended December 31, 2015, which represented a $38.7 million increase from $15.1 million for the year ended December 31, 2014. The increase was primarily due to $26.4 million of purchases of investments in available-for-sale securities and $21.5 million of purchases of beneficial interests in CLO, offset by a decreased level of fixed asset purchases.
Net cash provided (used) by financing activities was $0.3 million for the year ended December 31, 2015, which represented a $46.5 million increase from ($46.2 million) for the year ended December 31, 2014. The increase was primarily due to $53.0 million of net borrowings under the credit facility and $13.0 million of net borrowings on the risk retention term loan, offset by $9.0 million of repayments of notes payable and $3.8 million of cash dividends paid to our shareholders.
Year Ended December 31, 2014 compared to December 31, 2013
Net cash provided by operating activities was $60.5 million for the year ended December 31, 2014, which represented a $40.7 million increase from $19.8 million for the year ended December 31, 2013. The increase was primarily due to an increase in net income of $12.9 million (excluding noncash compensation charges of $17.1 million) for the period, the timing of collection of management fees and the timing of annual discretionary bonuses paid to employees.
Net cash used in investing activities was $15.1 million for the year ended December 31, 2014, which represented a $14.2 million increase from $0.9 million for the year ended December 31, 2013. The increase was primarily due to incremental purchases of fixed assets related to our corporate headquarters, as well as our equity investment in SLF I and the purchase of a fractional interest in an aircraft for business use.
Net cash used in financing activities was $46.2 million for the year ended December 31, 2014, which represented a $15.2 million increase from $31.0 million for the year ended December 31, 2013. The increase was due to distributions to our members as a result of increased management fees, expenses paid related to our initial public offering and upfront fees paid on our credit facility, which were partially offset by borrowings under our credit facility.
RiverNorth Settlement
On February 18, 2016, we entered into a purchase and settlement agreement with RiverNorth pursuant to which RiverNorth would withdraw its competing FSC proxy solicitation. In connection with the agreement, we agreed to purchase 9,220,600 shares of FSC's common stock for a per-share purchase price of $6.25 from RiverNorth, and we deposited $10 million in escrow to be credited against the purchase price at closing.  In addition, we issued a warrant to RiverNorth that may require us to pay RiverNorth a cash settlement equal to the lesser of (i) $5 million and (ii) the value of the warrant based on the strike price. We may also be subject to additional future payments based on certain terms of the purchase and settlement agreement.
In connection with the execution and delivery of the purchase and settlement agreement, we and Leonard M. Tannenbaum, our Chairman and Chief Executive Officer, have entered into a letter agreement ("Letter Agreement"), that provides that we will purchase the maximum number of shares of FSC’s common stock that we determine, in our sole discretion, we can purchase with immediately available funds and that will not violate any of the terms or conditions of any contractual arrangements or regulations to which we are a party to or our property or assets are subject to. Any additional shares that we are obligated to purchase pursuant to the purchase and sale agreement will be purchased by Mr. Tannenbaum. The Letter Agreement also provides for mutual indemnification of the parties in connection with their obligations under the purchase and sale agreement and the Letter Agreement.
Share Repurchase Program
On May 11, 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. Under the repurchase program, we are authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program will terminate on May 11, 2016, unless earlier terminated or extended by our Board of Directors, and may be suspended for periods or discontinued at any time. Total repurchases under the share repurchase program for the year ended December 31, 2015 were approximately $1.8 million in the aggregate.
Revolving Credit Facility
On November 4, 2014, Fifth Street Holdings entered into a credit agreement, or the Original Credit Agreement, for a revolving credit facility, or the Credit Facility, that was jointly led by Morgan Stanley Senior Funding, Inc. and Sumitomo Mitsui Banking Corporation. On February 29, 2016, Fifth Street Holdings entered into Amendment No. 1 to the Original Credit Agreement, or Amendment No 1. Amendment No. 1 reduces the aggregate revolver commitments of the lenders under the Original Credit Agreement from $176 million to $146 million. Amendment No. 1 also provides, among other things, that certain risk retention debt incurred by subsidiaries engaged solely in managing collateralized loan obligations shall be permitted and excluded from certain financial covenant calculations, including leverage and interest coverage ratios. We refer to the Original Credit Agreement, as amended by Amendment No. 1, as the Credit Agreement. We intend to continue to use the Credit Facility, together with available cash, to, among other things: (i) provide capital to facilitate the growth of our existing businesses and funds, (ii) fund a portion of our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into complementary businesses and funds, (iv) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement, (v) provide working capital, and, potentially, seed capital for future investments and (vi) fund distributions to us so that we may pay dividends to our stockholders. As of December 31, 2015 and December 31, 2014, we had $65.0 million and $12.0 million of outstanding borrowings under the Credit Facility, respectively.
The Credit Facility has a five-year term, is an unsecured facility that provides for $146 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the Credit Facility accrue interest at an annual rate of LIBOR plus 2.00% per annum and the unused commitment fee under the facility is 0.30% per annum. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fifth Street Holdings to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. In addition, Fifth Street Holdings must not:

•	permit the Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 3.00 to 1.00 as of the end of any fiscal quarter for the four quarter period ending on such date;

•	permit AUM (as defined in the Credit Agreement) at any time to be less than the sum of $3.25 billion plus (ii) 50% of all New Management Fee Assets (as defined in the Credit Agreement);

•	permit the Interest Coverage Ratio (as defined in the Credit Agreement) to be less than 5.00 to 1.00 as of the end of any fiscal quarter for the four quarter period ending on such date; or

•
waive, permit any of its subsidiaries to waive, or defer due to certain triggering events, payment of management fees by any Fifth Street Fund, equal to 10% or more of all management fees earned in any quarter.

We were in compliance with all covenants under the Credit Facility as of December 31, 2015.
Risk Retention Term Loan
On September 28, 2015, CLO Management, our wholly-owned consolidated subsidiary, entered into a Risk Retention Term Loan to provide financing for its purchase of CLO II senior notes up to $17 million at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the Risk Retention Term Loan totaled $16,972,614, of which $4,000,000 was repaid, and accrue interest at a rate based on the interest rate on the financed notes and the weighted current cost basis which was 3.78% as of December 31, 2015. Our beneficial interests in CLO II in the aggregate amount of $20,910,115 at fair value are pledged as collateral for the Risk Retention Term Loan. The facility matures on September 29, 2027 with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger. The Risk Retention Term Loan contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. We are in compliance with all covenants as of December 31, 2015 and have $12,972,614 of borrowings outstanding under the Risk Retention Term Loan.

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
The following table reflects the dividends per share that we have declared on our common stock for the year ended December 31, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
January 15, 2015	March 31, 2015	April 15, 2015	$0.30	$1.8 million
May 11, 2015	June 30, 2015	July 15, 2015	0.17	1.0 million
August 10, 2015	September 30, 2015	October 15, 2015	0.17	1.0 million
November 23, 2015	December 31, 2015	January 15, 2016	0.17	1.0 million
Total for the year ended December 31, 2015			$0.81	$4.8 million
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

In connection with the finalization of the 2014 tax returns, FSAM paid $340,713, representing the initial payment associated with the TRA liability and we have reduced the tax benefit associated with the TRA by $289,606. Within the next 12 month period, we expect to pay $2,051,341 of the total amount of estimated TRA liability. Such amount was determined by estimating the amount of taxable income and specified deductions subject to the TRA which are expected to be realized by FSAM for the related tax year. These calculations are performed pursuant to the terms of the TRAs.
Off-Balance Sheet Arrangements
In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations.
Contractual Obligations, Commitments and Contingencies
The following table sets forth information relating to our contractual obligations as of December 31, 2015 on a consolidated basis:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$20,502	$2,391	$4,782	$4,650	$8,679
Loan payable - State of Connecticut DECD (2)(3)	4,503	100	870	1,437	2,096
MMKT Notes	4,983	4,983	—	—	—
Credit Facility payable (2)(4)	71,413	1,673	3,346	66,394	—
Loan payable - Risk Retention Term Loan (2)(5)	19,344	490	980	980	16,894
Payable to related parties pursuant to tax receivable agreements (2)	45,486	2,051	4,252	4,577	34,606
Total	$166,231	$11,688	$14,230	$78,038	$62,275
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
(4) As of December 31, 2015, $65,000,000 was outstanding under the Credit Facility.
(5) As of December 31, 2015, $12,972,614 was outstanding under the Risk Retention Term Loan.
As of December 31, 2015, we did not have any unfunded capital commitments.
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
Under the consolidation guidance, we determine whether we are the primary beneficiary of a VIE at the time we become involved with a VIE and reconsider that conclusion continually. In evaluating whether we are the primary beneficiary, we evaluate our economic interests in the entity held either directly or indirectly by us. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that we are not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by us, affiliates of ours or third parties) or amendments to the governing documents of the respective investment funds could affect an entity's status as a VIE or the determination of the primary beneficiary. At each reporting date, we assess whether we are the primary beneficiary and will consolidate or deconsolidate accordingly.
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
Fair Value Measurements
Available-for-sale securities consist of investments in FSC and FSFR common stock. Investments in available-for sale-securities are measured and carried at fair value and all unrealized gains and losses are recorded in accumulated other comprehensive income.
We elected the fair value option on all beneficial interests in CLOs and the MMKT Notes. Unrealized gains and losses resulting from changes in fair value of these instruments are reflected as a component of other income (expense) in the consolidated statements of income. The fair value option permits the irrevocable election of fair value on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We believe that by electing the fair value option for these financial instruments, it provides consistent measurement with our peers in the asset management industry.
The carrying amounts of cash and cash equivalents, management and performance fees receivable from affiliates, prepaid expenses, due from/to affiliates, accounts payable and accrued expenses, accrued compensation and benefits, income taxes payable and dividend payable approximate fair value due to the immediate or short-term maturity of these financial instruments.
ASC 820 - Fair Value Measurements and Disclosures ("ASC 820") - defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity. We engage an independent third party valuation firm to assist in the fair value measurement for our beneficial interest in CLO.
Assets and liabilities recorded at fair value in our consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure fair value. Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
Level 1 - Unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
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
When determining the fair value of our beneficial interests in CLOs, we utilize a discounted cash flow model that takes into consideration prepayment and loss assumptions, based on projected performance, economic factors, the characteristics and condition of the underlying collateral, comparable yields for similar securities and recent trading activity. When determining the fair value of our investments in FSC and FSFR common stock, we use the unadjusted closing price as of the valuation date on the primary market or exchange on which they trade. The fair value of the MMKT notes is based on recent market transactions.
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
Recent Accounting Pronouncements
See Note 3 to the consolidated financial statements for a description of recent accounting pronouncements including those adopted during the year ended December 31, 2015.
Recent Developments
See Note 15 to the consolidated financial statements for a description of recent developments that have occurred subsequent to December 31, 2015.

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
Assuming an incremental 10% change in fair value of the funds' investments as of December 31, 2015, we calculated an increase in base management fees earned of $4.6 million in the case of an increase in value and a decrease in base management fees earned of $4.6 million in the case of a decline in value for the years ended December 31, 2015. Such a change in fair value would not have a material impact on Part I Fees.
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
Changes in the fair values of funds' investments may materially impact performance fees depending on the respective funds' performance relative to applicable hurdles or benchmarks. Based on an incremental 10% change in fair value of the funds' investments as of December 31, 2015, there would be no material impact on performance fees for the year ended December 31, 2015.
Effect on Other Income (Expense)
Other income (expense) includes unrealized gain (loss) from our beneficial interests in CLOs. Unrealized gain (loss) on beneficial interests in CLOs results from changes in fair value as well as the reversal of unrealized gain (loss) at the time the beneficial interests are realized. Assuming an incremental 10% change in fair value of our beneficial interests in CLOs as of December 31, 2015, we calculated an increase to other income (expense) of $2.4 million in the case of an increase in value and a decrease to other income (expense) of $2.4 million in the case of a decrease in value.
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
Our Revolving Credit Facility and Risk Retention Term Loan bear interest at a variable rate, and as such, we may be exposed to increased interest expense with higher market interest rates. However, an incremental 10% change in LIBOR would not have a material effect on our consolidated financial results.

Item 8. Consolidated Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Fifth Street Asset Management Inc.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income and comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Fifth Street Asset Management Inc. and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 18, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Fifth Street Asset Management Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, changes in equity and cash flows of Fifth Street Asset Management Inc. (the Company) for the year ended December 31, 2013. Fifth Street Asset Management Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fifth Street Asset Management Inc. for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey
July 22, 2014, except for the last
two paragraphs of Note 1, as to
which the date is September 5, 2014 and
Except for the retrospective adjustment discussed
in paragraphs two and three in the basis of presentation
section of Note 3, as to which the date is March 27, 2015

Fifth Street Asset Management Inc.
 Consolidated Statements of Financial Condition

	As of
	December 31, 2015	December 31, 2014
Assets		(see Note 2)
Cash and cash equivalents	$17,185,204	$3,238,008
Management fees receivable (includes Part I Fees of $(555,663) and $7,974,042 at December 31, 2015 and December 31, 2014, respectively)	4,879,785	23,528,749
Performance fees receivable	224,618	106,635
Prepaid expenses (includes $676,789 and $185,580 related to income taxes at December 31, 2015 and December 31, 2014, respectively)	1,284,759	1,395,882
Investments in equity method investees	6,427,272	4,115,429
Investments in available-for-sale securities (cost: $26,389,015)	26,771,258	—
Beneficial interests in CLOs at fair value: (cost: $24,617,568)	23,537,629	—
Due from affiliates	3,943,384	3,799,542
Fixed assets, net	9,893,521	10,274,263
Deferred tax assets	51,180,237	57,972,039
Deferred financing costs	1,929,433	2,432,764
Other assets	3,976,420	4,197,358
Total assets	$151,233,520	$111,060,669
Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$5,324,842	$3,045,651
Accrued compensation and benefits	10,448,260	11,095,548
Income taxes payable	28,559	361,052
Loans payable (including $4,738,026 of MMKT Notes at fair value)	21,710,640	4,000,000
Credit facility payable	65,000,000	12,000,000
Dividend payable	1,748,062	—
Due to Principal	—	9,063,792
Due to affiliates	24,257	62,781
Deferred rent liability	3,146,210	3,261,434
Payable to related parties pursuant to tax receivable agreements	45,486,114	47,373,245
Total liabilities	152,916,944	90,263,503
Commitments and contingencies
Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Class A common stock, $0.01 par value 500,000,000 shares authorized; 5,822,672 and 6,000,033 shares issued and 5,798,614 and 6,000,033 shares outstanding as of December 31, 2015 and December 31, 2014, respectively	58,227	60,000
Class B common stock, $0.01 par value 50,000,000 shares authorized; 42,856,854 shares issued and outstanding as of December 31, 2015 and December 31, 2014	428,569	428,569
Additional paid-in capital	2,661,253	4,975,073
Accumulated other comprehensive income	27,276	—
Retained earnings	—	1,214,949
	3,175,325	6,678,591
Less: Treasury stock, at cost: 24,058 shares as of December 31, 2015	(180,064)	—
Total stockholders' equity, Fifth Street Asset Management Inc.	2,995,261	6,678,591
Non-controlling interests	(4,678,685)	14,118,575
Total equity (deficit)	(1,683,424)	20,797,166
Total liabilities and equity	$151,233,520	$111,060,669

All management and performance fees are earned from affiliates of the Company. See notes to Consolidated Financial Statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Income

	For the Years Ended December 31,
	2015	2014	2013
Revenues		(see Note 2)
Management fees (includes Part I Fees of $31,172,071, $35,618,257 and $30,573,056 for the years ended December 31, 2015, 2014 and 2013, respectively)	$88,473,650	$92,092,369	$68,417,218
Performance fees	224,618	106,635	—
Other fees	9,068,020	10,337,588	5,204,820
Total revenues	97,766,288	102,536,592	73,622,038
Expenses
Compensation and benefits	36,636,264	53,826,682	22,411,155
Fund offering and start-up expenses	—	1,247,923	5,701,831
General, administrative and other expenses	17,887,419	13,029,436	5,506,680
Depreciation and amortization	1,693,080	985,845	236,892
Total expenses	56,216,763	69,089,886	33,856,558
Other income (expense)
Interest income	653,130	13,031	17,575
Interest expense	(2,143,817)	(323,363)	(11,233)
Income from equity method investments	20,630	246,361	—
Unrealized loss on beneficial interests in CLOs	(1,079,939)	—	—
Realized loss on beneficial interests in CLOs	(249,033)	—	—
Other income (expense), net	279,405	90,049	—
Total other income (expense), net	(2,519,624)	26,078	6,342
Income before provision (benefit) for income taxes	39,029,901	33,472,784	39,771,822
Provision (benefit) for income taxes	5,065,420	(2,123,627)	—
Net income	33,964,481	35,596,411	39,771,822
Less: Net income attributable to Predecessor	—	(25,631,089)	(39,771,822)
Less: Net income attributable to non-controlling interests	(31,556,455)	(9,527,661)	—
Net income attributable to Fifth Street Asset Management Inc.	$2,408,026	$437,661	$—

Net income per share attributable to Fifth Street Asset Management Inc. Class A common stock: Basic and Diluted	$0.41	$0.07
Weighted average shares of Class A common stock outstanding - Basic	5,913,125	6,000,033
Weighted average shares of Class A common stock outstanding - Diluted	5,915,174	6,000,033

 All revenues are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2015	2014	2013

Net income	$33,964,481	$35,596,411	$39,771,822
Other comprehensive income (loss):
Adjustment for change in fair value on available-for-sale securities	382,242	—	—
Tax effect on adjustment for change in fair value on available-for-sale securities	(18,003)	—	—
Total comprehensive income	34,328,720	35,596,411	39,771,822
Less: Comprehensive income attributable to Predecessor	—	(25,631,089)	(39,771,822)
Less: Comprehensive income attributable to non-controlling interests	(31,893,418)	(9,527,661)	—
Comprehensive income attributable to Fifth Street Asset Management Inc.	$2,435,302	$437,661	$—

See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statement of Changes in Equity
For the Years Ended December 31, 2015, 2014 and 2013

	Members' Equity of Predecessor	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Non-Controlling Interests	Total Equity
		Shares	Amount	Shares	Amount

Balance, December 31, 2012	$14,476,947	—	$—	—	$—	$—		$—	$—	$—	$14,476,947
Capital contributions	6,147,257	—	—	—	—	—		—	—	—	6,147,257
Amortization of equity-based compensation	1,739,360	—	—	—	—	—		—	—	—	1,739,360
Distributions	(41,110,872)	—	—	—	—	—		—	—	—	(41,110,872)
Net income	39,771,822	—	—	—	—	—		—	—	—	39,771,822
Balance, December 31, 2013	21,024,514	—	—	—	—	—		—	—	—	21,024,514
Capital contributions	12,405,868	—	—	—	—	—		—	—	—	12,405,868
Amortization of equity-based compensation	1,487,646	—	—	—	—	—		—	—	—	1,487,646
Reclassification of distributions to former members	800,381	—	—	—	—	—		—	—	—	800,381
Purchase of former member interests	2,327,548	—	—	—	—	—		—	—	—	2,327,548
Distributions	(73,686,241)	—	—	—	—	—		—	—	—	(73,686,241)
Issuance of Class A common shares	—	33	—	—	—	1,000		—	—	—	1,000
Net income	43,343,034	—	—	—	—	—		—	—	—	43,343,034
Balance, November 4, 2014	7,702,750	33	—	—	—	1,000		—	—	—	7,703,750
Net loss from effects of Reorganization and IPO	(17,711,945)	—	—	—	—	—		—	—	—	(17,711,945)
Other adjustments related to Reorganization and IPO	15,377,397	—	—	—	—	—		—	—	—	15,377,397
Allocation of pre-IPO earnings	(5,368,202)	—	—	—	—	—		760,418	—	4,607,784	—
Balance, November 4, 2014. as adjusted	—	33	—	—	—	1,000		760,418	—	4,607,784	5,369,202
Issuance of Class A common shares in IPO	—	6,000,000	60,000	—	—	95,820,000		—	—	—	95,880,000
Issuance of Class B common shares	—	—	—	42,856,854	428,569	(428,569)		—	—	—	—
Purchase of Fifth Street Holdings L.P. limited partner interests	—	—	—	—	—	(95,880,000)		—	—	—	(95,880,000)
Amortization of equity-based compensation	—	—	—	—	—	984,344		—	—	—	984,344
Net tax benefit in connection with tax receivable agreements	—	—	—	—	—	8,359,984		—	—	—	8,359,984
IPO costs	—	—	—	—	—	(3,881,686)		—	—	—	(3,881,686)
Special allocation of adjustments related to Revision	—	—	—	—	—	—	—	16,870	—	(16,870)	—
Net income	—	—	—	—	—	—		437,661	—	9,527,661	9,965,322
Balance, December 31, 2014 (see Note 2)	—	6,000,033	60,000	42,856,854	428,569	4,975,073	—	1,214,949	—	14,118,575	20,797,166
Capital contributions	—	—	—	—	—	—	—	—	—	4,112,873	4,112,873
Distributions to Holdings limited partners	—	—	—	—	—	—	—	—	—	(59,683,696)	(59,683,696)
Accrued and paid dividends - $0.81 per Class A common share	—	—	—	—	—	(1,262,774)	—	(3,533,161)	—	—	(4,795,935)
Accrual of dividends on restricted stock units	—	—	—	—	—	—	—	(89,814)	—	(668,394)	(758,208)
Issuance of Class A common shares	—	16,222	162	—	—	—	—	—	—	—	162
Repurchase and retirement of Class A common shares	—	(193,583)	(1,935)	—	—	(1,667,141)	—	—	—	—	(1,669,076)
Repurchase of Class A common shares	—	—	—	—	—	—	—	—	(180,064)	—	(180,064)
Amortization of equity-based compensation	—	—	—	—	—	616,095	—	—	—	5,548,539	6,164,634
Change in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	27,276	—	—	336,963	364,239
Net income	—	—	—	—	—	—	—	2,408,026	—	31,556,455	33,964,481
Balance, December 31, 2015	—	5,822,672	$58,227	42,856,854	$428,569	$2,661,253	$27,276	$—	$(180,064)	$(4,678,685)	$(1,683,424)
 See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities			(see Note 1)
Net income	$33,964,481	$35,596,411	$39,771,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,409,987	752,144	207,794
Amortization of fractional interests in aircrafts	283,093	233,701	29,098
Amortization of deferred financing costs	503,331	83,888	—
Amortization of equity-based compensation	6,185,588	4,953,078	1,739,360
Compensation charges related to Reorganization and IPO	—	13,856,529	—
Unrealized loss on beneficial interests in CLOs	1,079,939	—	—
Interest income accreted on beneficial interest in CLOs	(652,132)	—	—
Interest expense on MMKT Notes	138,026	—	—
Realized loss on beneficial interests in CLOs	249,033	—	—
Income from equity method investments	(83,405)	(246,361)	—
Deferred taxes	5,178,675	(2,238,810)	—
Deferred rent	(115,224)	1,281,288	23,971
Reclassification of distributions to former member	—	1,919,569	—
Losses on sale and disposal of assets	—	41,951	—
Lease termination charges	—	657,584	—
Fair value adjustment – due to former member	—	270,538	(89,057)
Changes in operating assets and liabilities:
Management fees receivable	18,648,964	(2,118,986)	(18,631,509)
Performance fees receivable	(117,983)	(106,635)	—
Prepaid expenses	111,123	(1,068,269)	(20,950)
Due from affiliates	(143,842)	48,949	(1,397,005)
Other assets	(62,155)	—	(2,132,757)
Accounts payable and accrued expenses	2,279,191	909,639	835,138
Accrued compensation and benefits	(647,288)	10,557,513	(14,429)
Income taxes payable	(332,493)	175,472	—
Due to Principal	(16,863)	—	—
Due to affiliates	20,792	(2,671,334)	339,809
Due to former member	(59,316)	(2,363,975)	(896,937)
Payables related to TRA	(340,714)	—	—
Net cash provided by operating activities	67,480,808	60,523,884	19,764,348
Cash flows from investing activities
Purchases of fixed assets	(404,733)	(9,506,416)	(941,782)
Purchases of capitalized software	(624,512)	—	—
Purchases of equity method investments	(7,500,000)	(3,956,813)	—
Redemptions of equity method investments	1,200,000	—	—
Distributions received from equity method investments	225,282	87,745	—
Distributions from beneficial interest in CLO	528,853	—	—
Proceeds from sale of beneficial interest in CLO	653,900	—	—
Purchases of fractional interest in aircraft	—	(1,763,674)	—
Purchases of investments in available-for-sale securities	(26,389,016)	—	—
Purchases of beneficial interest in CLO	(21,523,027)	—	—
Net cash used in investing activities	(53,833,253)	(15,139,158)	(941,782)
Cash flows from financing activities
Proceeds from sale of Class A common shares	—	1,000	—
Proceeds from sale of Class A common shares	—	95,880,000	—
Initial public offering costs paid	—	(3,741,134)	—
Purchase of limited partner interests in Fifth Street Holdings L.P.	—	(95,880,000)	—
Proceeds from loan payable	—	—	4,000,000
Proceeds from borrowings under credit facility	78,000,000	12,000,000	—
Repayments under credit facility	(25,000,000)	—	—
Repayments of notes payable	(9,046,929)	—	—
Proceeds from risk retention term loan	16,972,614	—	—
Repayments of risk retention term loan	(4,000,000)	—	—
Proceeds from issuance of MMKT notes	4,600,000	—	—
Deferred financing costs paid	—	(2,516,652)	—
Capital contributions from members	—	2,222,560	447,640

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Consolidated Statements of Cash Flows

Capital contributions from non-controlling interests	20,000	—	—
Distributions to members	(55,590,824)	(54,128,220)	(35,411,255)
Dividends to Class A shareholders	(3,806,080)	—	—
Repurchases of Class A common shares	(1,849,140)	—	—
Net cash provided (used) in financing activities	299,641	(46,162,446)	(30,963,615)
Net increase (decrease) in cash and cash equivalents	13,947,196	(777,720)	(12,141,049)
Cash and cash equivalents, beginning of year	3,238,008	4,015,728	16,156,777
Cash and cash equivalents, end of year	$17,185,204	$3,238,008	$4,015,728

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,311,367	$100,000	$11,233
Cash paid during the period for income taxes	$915,510	$—	$—
Non-cash investing activities:
Fixed asset purchases included in accounts payable	$—	$139,671	$—
Non-cash exchange of other assets	$—	$(673,826)	$—
Non-cash financing activities:
Non-cash conversion of MMKT Notes	$2,950,000	$—	$—
Accrued dividends	$(1,748,062)	$—	$—
Non-cash capital contribution by members	$4,092,873	$10,183,308	$5,699,617
Non-cash distribution to members	$(4,092,873)	$(19,428,769)	$(5,699,617)
Issuance of Class A common shares	$198,056	$—	$—
Due to Principal and Affiliates for distributions to former members of Predecessor	$—	$9,123,108	$—
Establishment of deferred tax assets related to tax receivable agreements	$—	$(55,733,229)	$—
Initial recording of amounts payable to related parties pursuant to tax receivable agreements	$—	$47,373,245	$—
IPO costs included in accounts payable	$—	$140,552	$—
Issuance of Class B common shares	$—	$428,569	$—

 All management and performance fees are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Note 1. Organization
Fifth Street Asset Management Inc. ("FSAM"), together with its consolidated subsidiaries (collectively, the "Company"), is a leading alternative asset management firm headquartered in Greenwich, CT that provides asset management services to its investment funds (referred to as the "Fifth Street Funds" or the "funds"), which, to date, consist primarily of Fifth Street Finance Corp. (formed on January 2, 2008, "FSC") and Fifth Street Senior Floating Rate Corp. (formed on May 22, 2013, "FSFR"), both publicly-traded business development companies regulated under the Investment Company Act of 1940 (together, the "BDCs"). The Company conducts all of its operations through its consolidated subsidiaries, Fifth Street Management LLC ("FSM"), Fifth Street CLO Management LLC ("CLO Management") and FSCO GP LLC ("FSCO GP").
The Company's primary sources of revenues are management fees, primarily from the BDCs, which are driven by the amount of the assets under management and quarterly investment performance of the Fifth Street Funds. The Company conducts substantially all of its operations through one reportable segment that provides asset management services to the Fifth Street Funds. The Company generates all of its revenues in the United States.
Reorganization
In anticipation of its initial public offering (the "IPO") that closed November 4, 2014, FSAM was incorporated in Delaware on May 8, 2014 as a holding company with its primary asset expected to be a limited partnership interest in Fifth Street Holdings L.P. ("Fifth Street Holdings"). Fifth Street Holdings was formed on June 27, 2014 by Leonard M. Tannenbaum and another member of FSM (the "Principals") as a Delaware limited partnership. Prior to the transactions described below, the Principals were the general partners and limited partners of Fifth Street Holdings. Fifth Street Holdings has a single class of limited partnership interests (the "Holdings LP Interests"). Immediately prior to the IPO:

•	The Principals contributed their general partnership interests in Fifth Street Holdings to FSAM in exchange for 100% of FSAM's Class B common stock;

•	The members of FSM contributed 100% of their membership interests in FSM to Fifth Street Holdings in exchange for Holdings LP Interests; and

•
The members of FSCO GP, a Delaware limited liability company, formed on January 6, 2014 to serve as the general partner of Fifth Street Opportunities Fund, L.P. (''FSOF,'' formerly Fifth Street Credit Opportunities Fund, L.P.) contributed 100% of their membership interests in FSCO GP to Fifth Street Holdings in exchange for Holdings LP Interests.

These collective actions are referred to herein as the "Reorganization."
Initial Public Offering
On November 4, 2014, FSAM issued 6,000,000 shares of Class A common stock in the IPO at a price of $17.00 per common share. The proceeds totaled $95.9 million, net of underwriting commissions of $6.1 million. The proceeds were used to purchase a 12.0% limited partnership interest in Fifth Street Holdings.
Immediately following the Reorganization and the closing of the IPO on November 4, 2014:

•	The Principals held 42,856,854 shares of FSAM Class B common stock and 42,856,854 Holdings LP Interests.

•	FSAM held 6,000,000 Holdings LP Interests and the former members of FSM and FSCO GP, including the Principals, held 44,000,000 Holdings LP Interests.

•	The Principals, through their holdings of FSAM Class B common stock in the aggregate, had approximately 97.3% of the voting power of FSAM's common stock.
In connection with the above transactions, the former members of FSM agreed to allocate FSM's earnings (excluding the compensation charges related to the Reorganization) from October 1, 2014 through the date of the IPO to the limited partners of Fifth Street Holdings, including FSAM.
Exchange Agreement
In connection with the Reorganization, FSAM entered into an exchange agreement with the limited partners of Fifth Street Holdings that granted each limited partner of Fifth Street Holdings, and certain permitted transferees, the right, beginning two years after the closing of the IPO and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications (collectively referred to as the "Exchange Agreement"). As a result, each limited partner of Fifth Street Holdings, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A common stock of FSAM, which can more readily be sold

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

in the public markets. As of December 31, 2015, FSAM held approximately 11.6% of Fifth Street Holdings after taking into account the repurchase of 217,641 Class A common shares during the year ended December 31, 2015, of which, 193,583 were retired. FSAM’s percentage ownership in Fifth Street Holdings will continue to change as Holdings LP Interests are exchanged for Class A common stock of FSAM or when FSAM otherwise issues or repurchases FSAM common stock.
FSAM's purchase of Holdings LP Interests concurrent with its IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of FSAM's Class A common stock pursuant to the Exchange Agreement are expected to result in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to FSAM. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that FSAM would otherwise be required to pay in the future. FSAM entered into a tax receivable agreement ("TRA") with certain limited partners of Fifth Street Holdings (the "TRA Recipients") that requires FSAM to pay the TRA Recipients 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that FSAM actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement.
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
Note 2. Revision of Previously Issued Financial Statements
Revision
During 2015, the Company identified errors in the calculation of Part I Fees that were originally recognized as revenue in the first quarter of 2012 through the third quarter of 2015. The cumulative adjustment of $739,594 related to the years ended 2012 and 2013, was not considered material to those years and as a result was recorded as an out-of-period adjustment in the three months ended March 31, 2014. The identified errors related to incorrect information used by FSC CT LLC, the Company's administrator, a wholly-owned subsidiary of the Company. The errors related primarily to the timing of when Part I fees should have been recognized. The Company also incorrectly recorded certain reimbursements from the BDCs on a net basis during the interim periods of 2015 and year ended December 31, 2014, respectively. This error had no impact on net income as the correction was to gross-up revenue - other fees and general, administrative and other expenses by the same amounts. The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin ("SAB") No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements. However, the Company concluded the cumulative corrections of these errors would be material to the Company's 2015 financial statements and, therefore, it was not appropriate to recognize the cumulative corrections in the current year. Consequently, the Company revised the 2014 financial statements to correct these errors (the "Revision") as well as other unrelated, immaterial out-of-period adjustments that had been previously recorded. The Revision had no net impact on the Company’s net cash provided by operating activities for any period presented.
The Holdings Limited Partners have refunded all of the prematurely paid fees to the Company, including interest, and therefore none of the expense was borne by the Class A stockholders of FSAM.
Set forth below is a summary of the financial statement line items impacted by the Revision for the year ended December 31, 2014 presented in this Form 10-K.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

	December 31, 2014
Consolidated Statements of Financial Condition:	As previously reported (1)	Adjustment	As revised
Management fees receivable	$23,363,901	$164,848	$23,528,749
Prepaid expenses	1,335,593	60,289	1,395,882
Total assets	$110,835,532	$225,137	$111,060,669
Retained earnings	1,273,485	(58,536)	1,214,949
Total stockholders' equity, Fifth Street Asset Management Inc.	6,737,127	(58,536)	6,678,591
Non-controlling interests	13,834,902	283,673	14,118,575
Total equity	20,572,029	225,137	20,797,166
Total liabilities and equity	$110,835,532	$225,137	$111,060,669
_____________
(1) Amounts were previously revised in the September 30, 2015 Form 10-Q filed on November 24, 2015.

	Year Ended December 31, 2014
Consolidated Statements of Income:	As previously reported	Adjustment	As revised
Management fees	$95,425,407	$(3,333,038)	$92,092,369
Other fees	7,674,019	2,663,569	10,337,588
Total revenues	103,206,061	(669,469)	102,536,592
Compensation and benefits	53,697,430	129,252	53,826,682
General, administrative and other expenses	10,365,867	2,663,569	13,029,436
Total expenses	66,297,065	2,792,821	69,089,886
Income before provision for income taxes	36,935,074	(3,462,290)	33,472,784
Income tax benefit	(1,877,758)	(245,869)	(2,123,627)
Net income	38,812,832	(3,216,421)	35,596,411
Net income attributable to non-controlling interests	(38,284,255)	3,125,505	(35,158,750)
Net income attributable to Fifth Street Asset Management Inc.	$528,577	$(90,916)	$437,661
Net income per share attributable to Fifth Street Asset Management Inc. Class A common stock: Basic and Diluted	$0.09	$(0.02)	$0.07

Note 3. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and the requirements for reporting on Form 10-K and Regulation S-X. All significant intercompany transactions and balances have been eliminated in consolidation.
Prior to the completion of the Reorganization and the IPO, the historical financial statements consisted of the combined results of Fifth Street Management LLC, FSC, Inc., FSC CT, Inc., FSC Midwest, Inc., Fifth Street Capital West, Inc. and their wholly-owned subsidiaries and certain combined funds (collectively referred to as the "Fifth Street Management Group"), which were affiliated entities that were either wholly or substantially owned and/or under the voting control of Leonard M. Tannenbaum.
Upon the completion of the Reorganization and the IPO, FSAM became the general partner of Fifth Street Holdings and acquired a 12.0% limited partnership interest in Fifth Street Holdings. These transactions were accounted for as transactions among entities under common control, pursuant to ASC 805-50, and recorded on a historical cost basis. Subsequent to the Reorganization and the IPO, Fifth Street Holdings and its wholly-owned subsidiaries (including FSM and FSCO GP) are

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

consolidated by FSAM in the consolidated financial statements. All income attributable to the Company's Predecessor prior to the Reorganization are recorded as "Net income attributable to Predecessor" within the Consolidated Statements of Income. Subsequent to November 4, 2014, the portion of net income attributable to the limited partners of Fifth Street Holdings, excluding FSAM, is recorded as "Net income attributable to non-controlling interests" on the Consolidated Statements of Income.
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
Under the consolidation guidance, the Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continually. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective investment funds could affect an entity's status as a VIE or the determination of the primary beneficiary. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.
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
As a result, the Company consolidates the financial results of Fifth Street Holdings and its wholly-owned subsidiaries and records the economic interests in Fifth Street Holdings held by the limited partners other than FSAM as "Non-controlling interests" on the Consolidated Statements of Financial Condition and "Net income attributable to non-controlling interests" on the Consolidated Statements of Income.
As of December 31, 2015 and December 31, 2014, the Company has recorded the following amounts in its Consolidated Statements of Financial Condition relating to Fifth Street Holdings:

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

	December 31, 2015	December 31, 2014 (as revised)
Assets
Cash and cash equivalents	$16,030,340	$3,236,830
Management fees receivable	4,879,785	23,528,749
Performance fees receivable	224,618	106,635
Prepaid expenses	633,016	1,395,882
Investments in equity method investees	6,427,272	4,115,429
Investments in available-for-sale securities (cost: $26,389,015)	26,771,258	—
Beneficial interests in CLOs at fair value: (cost: $24,617,568)	23,537,629	—
Due from affiliates (1)	8,469,671	8,369,501
Fixed assets, net	9,893,521	10,274,263
Deferred tax assets	—	2,705,934
Deferred financing costs	1,929,433	2,432,764
Other assets	3,972,330	4,197,358
Total assets	$102,768,873	$60,363,345

Liabilities
Accounts payable and accrued expenses	$5,324,842	$2,830,052
Accrued compensation and benefits	10,448,260	11,095,548
Income taxes payable	214,681	—
Loans payable	21,710,640	4,000,000
Credit facility payable	65,000,000	12,000,000
Dividend payable	758,208	—
Due to Principal	—	9,063,792
Due to affiliates (2)	715,401	747,505
Deferred rent liability	3,146,209	3,261,434
Deferred tax liability	200,937	—
Total liabilities	107,519,178	42,998,331
Equity	(4,750,305)	17,365,014
Total liabilities and equity	$102,768,873	$60,363,345
_____________
(1) The amounts due from affiliates include $4,526,287 that is eliminated in consolidation.
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
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT Exchange LLC (previously IMME LLC), a Delaware limited liability company ("MMKT"). MMKT is a financial technology company that seeks to bring increased liquidity and transparency to middle market loans. FSM made a capital contribution of $80,000 for an 80% membership interest in MMKT. MMKT is consolidated by FSAM in the consolidated financial statements.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Unconsolidated Variable Interest Entities
The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company's interest in such entities generally is in the form of direct interests and fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. The Company's interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs as of December 31, 2015 is $24,178,207, which represents the fair value of beneficial interests as well as management fees receivable at such date.
Deconsolidation of Combined Funds
During the year ended December 31, 2014, the Company formed the following entities (collectively referred to as the "Combined Funds") whose financial results were included in the Company’s combined financial statements in previous filings with the SEC:

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
CLOs
In February 2015, the Company closed a securitization of the senior secured loans warehoused in Fifth Street Senior Loan Fund I, LLC ("CLO I").  In September 2015, Fifth Street Senior Loan II, LLC merged into Fifth Street SLF II Ltd. ("CLO II"), and the Company closed a securitization of the senior secured loans previously warehoused in Fifth Street Senior Loan Fund II, LLC. Fifth Street CLO Management LLC ("CLO Management"), a wholly owned-consolidated subsidiary of Fifth Street Holdings, is the collateral manager of CLO I and CLO II (collectively referred to as the "CLOs"), and as such, it operates and controls all of the business and affairs of the CLOs.  Under ASC 810, the CLOs meet the definition of a VIE because the total equity at risk is not sufficient to finance it activities.
The Company determined that it did not have an obligation to absorb expected losses that could be significant to CLO I. Therefore, FSM was not considered to be the primary beneficiary of CLO I. As a result, the Company did not consolidate the financial results of CLO I during the year ended December 31, 2015.
As of September 30, 2015, the Company determined that it had an obligation to absorb expected losses that could be significant to CLO II. Therefore, the Company was considered to be the primary beneficiary of CLO II.  As a result, the Company consolidated the financial results of CLO II for the three and nine months ended September 30, 2015. However, during the three months ended December 31, 2015, the Company reconsidered its consolidation conclusion for CLO II as a result of a recent SEC speech which clarified the application of ASU 2015-02 regarding the assessment of related parties. Based on the reconsideration, the Company determined that it did not have an obligation to absorb expected losses that could be significant to CLO II. Therefore, the Company was not considered to be the primary beneficiary of CLO II. As a result, the Company did not consolidate CLO II during the year ended December 31, 2015.
As of December 31, 2015, investments held by the Company in the senior secured and subordinated notes of the CLOs are included within "Beneficial interests in CLOs at fair value" on the Consolidated Statements of Financial Condition.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions affecting amounts reported in the consolidated financial statements and accompanying notes. The most significant of these estimates are related to: (i) the valuation of equity-based compensation, (ii) the estimate of future taxable income, which impacts the carrying amount of the Company’s deferred income tax assets, (iii) the determination of net tax benefits in connection with the Company's tax receivable agreements and (iv) the valuation of the Company's investments. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions.
For the years ended December 31, 2015, 2014 and 2013, substantially all revenues and receivables were earned or derived from advisory or administrative services provided to the BDCs and other affiliated entities.
The Company is dependent on its chief executive officer, Leonard M. Tannenbaum, who holds over 90% of the combined voting power of the Company through his ownership of shares of common stock. If for any reason the services of the Company's chief executive officer were to become unavailable, there could be a material adverse effect on the Company's operations, liquidity and profitability.
Fair Value Measurements
The carrying amounts of cash and cash equivalents, management and performance fees receivable from affiliates, prepaid expenses, due from/to affiliates, accounts payable and accrued expenses, accrued compensation and benefits, income taxes payable and dividend payable approximate fair value due to the immediate or short-term maturity of these financial instruments.
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
Investments in Equity Method Investees
Investments over which the Company exercises significant influence, but which do not meet the requirements for consolidation, are accounted for using the equity method of accounting, whereby the Company records its share of the underlying income or losses of equity method investees.
Investments in equity method investees consists of the Company's general partner interests in unconsolidated funds. As the underlying investments held by the unconsolidated funds are reported at fair value, the carrying value of the Company’s investments in equity method investees approximates fair value.
Investment in Available-for-Sale Securities
Available-for-sale securities consist of investments in FSC and FSFR common stock. All unrealized gains and losses are recorded in Accumulated Other Comprehensive Income. The cost of investments in available-for-sale securities is determined on a specific identification basis. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in other income, net. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.
Beneficial Interest in CLOs
Beneficial interests in CLOs meet the definition of a debt security under ASC 325-40, Beneficial Interest in Securitized Financial Assets. Income from the beneficial interest in CLOs is recorded using the effective interest method based upon an estimation of an effective yield to maturity utilizing assumed cash flows. The Company monitors the expected residual payments, and effective yield is determined and updated periodically, as needed. Any distributions received from the beneficial interests in CLOs in excess of the calculated income using the effective yield are treated as a reduction of the cost.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

The Company earned interest income of $652,132 from beneficial interests in CLOs for the year ended December 31, 2015.
Fair Value Option
During the year ended December 31, 2015, the Company elected the fair value option, upon initial recognition, for all beneficial interests in CLOs, which had a cost of $24,617,568. There were $1,079,939 of unrealized losses and $249,033 of realized losses recorded on beneficial interests in CLOs for the year ended December 31, 2015.
During the year ended December 31, 2015, the Company also elected the fair value option, upon initial recognition, on the MMKT Notes, which had a cost of $4,738,026, included in loans payable on the Consolidated Statements of Financial Condition. There was no gain (loss) recognized on MMKT Notes during the year ended December 31, 2015.
The fair value option permits the irrevocable election of fair value on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement with its peers in the asset management industry. Changes in the fair value of these assets and liabilities and related interest income/expense are recorded within other income (expense) in the Consolidated Statements of Income. Refer to Note 4 for a description of valuation methodologies for each of the financial instruments mentioned above.
Fixed Assets
Fixed assets consist of furniture, fixtures and equipment (including automobiles, computer hardware and purchased software), software developed for internal use and leasehold improvements, and are recorded at cost, less accumulated depreciation and amortization. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to eight years). Software developed for internal use, which is amortized over three years, consists of costs incurred during the application development stage of software developed for the Company's proprietary use and includes costs of company personnel who are directly associated with the development. Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is shorter, and ranges from five to 10 years. Routine expenditures for repairs and maintenance are charged to expense when incurred. Major betterments and improvements are capitalized. Upon retirement or disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statements of Income. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset's carrying value may not be fully recovered. During the years ended December 31, 2015, 2014 and 2013, there were no impairments recognized.
Offering Costs
Offering costs consist of fees and expenses incurred in connection with the public offering and sale of Company's common stock, including legal, accounting and printing fees. Offering costs are recorded as a charge to capital. The Company incurred offering costs of approximately $3.9 million for the year ended December 31, 2014. There were no offering costs during the years ended December 31, 2015 and December 31, 2013.
Fund Offering and Start-up Expenses
In certain instances, the Company may bear offering costs related to capital raising activities of the Fifth Street Funds, including underwriting commissions, which are expensed as incurred. In addition, the Company expenses all costs associated with starting new investment funds. Included in the Consolidated Statement of Income for the year ended December 31, 2014 is approximately $910,000 and $1,200,000 of expenses associated with the formation of FSOF and SLF I, respectively. Included in the Consolidated Statement of Income for the year ended December 31, 2014, is approximately $822,000 of expenses associated with a follow-on equity offering of FSC. Included in the Consolidated Statement of Income for the year ended December 31, 2013 is approximately $5,700,000 of expenses associated with the initial public offering of FSFR. For the year ended December 31, 2015, there were no fund offering costs or start-up expenses.
Deferred Financing Costs
Deferred financing costs consist of fees and expenses paid in connection with the closing of Fifth Street Holdings' credit facility and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the credit facility and are included in interest expense on the Consolidated Statements of Income.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

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
Management Fees
Management fees are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value, net investment income, total assets or par value of the investment portfolios managed by the Company. All management fees are earned from affiliated funds of the Company. The contractual terms of management fees vary by fund structure and investment strategy and range from 0.40% to 1.75% for base management fees, which are asset or capital-based.
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
Other Fees
The Company also provides administrative services to the Fifth Street Funds. These fees are reported within Revenues - Other fees. These fees generally represent reimbursable compensation, overhead and other expenses incurred by the Company on behalf of the funds. The Company is considered the principal under these arrangements and is required to record the expense and related reimbursement revenue on a gross basis.
Other Income (Expense)
Other income (expense) includes the following:
Interest income
Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Interest expense
Interest expense consists primarily of interest expense related to the Company's credit facility and other borrowings, which may have variable interest rates.
Income from equity method investments
Income from equity method investments relates primarily to investment income generated from the underlying investment funds.
Realized loss on beneficial interests in CLOs
Realized gains or losses on beneficial interests in CLOs are realized when the Company sells all or a portion of its beneficial interests or when the Company receives a distribution of capital in excess of its cost.
Unrealized loss on beneficial interests in CLOs
Unrealized gains or losses on beneficial interests in CLOs result from changes in the fair value of the beneficial interests in CLOs, as well as the reversal of unrealized gains or losses at the time the beneficial interests in CLOs are realized.
Other Income (Expense), Net
Other income (expense), net primarily consists of dividend income and other miscellaneous non-operational items.
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
 The Company recognizes expense related to equity-based compensation transactions in which it receives employee services in exchange for: (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments. Equity-based compensation expense represents expenses associated with the: (i) granting of Part I Fee-sharing arrangements prior to the Reorganization; (ii) conversion of and acceleration in vesting of interests in the Predecessor in connection with the Reorganization; and (iii) the granting of restricted stock units, options to purchase shares of FSAM Class A common stock and stock appreciation rights granted in connection with the IPO.
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
For the Years Ended December 31, 2015, 2014 and 2013

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
For the Years Ended December 31, 2015, 2014 and 2013

will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied prospectively. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and its ongoing financial reporting.
In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity ("CFE"). This guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE's financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825 to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods therein. Early adoption is permitted using a modified retrospective transition approach as described in the pronouncement. The Company did not early adopt the new guidance during the year ended December 31, 2015. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and its ongoing financial reporting.
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
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Removing these investments from the fair value hierarchy will eliminate diversity in current practice resulting from the way in which investments measured at net asset value per share with future redemption dates are classified and ensure that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share, but for which the practical expedient is not applied, will continue to be included in the fair value hierarchy. ASU 2015-07 is effective for public entities for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods and should be applied retrospectively to all periods presented. Early adoption of the amendments is permitted. The Company did not early adopt the new guidance during the year ended December 31, 2015. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
For the Years Ended December 31, 2015, 2014 and 2013

annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended December 31, 2015.  The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The guidance in this ASU supersedes the leasing guidance in Topic 840, "Leases." Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company did not early adopt the new guidance during the year ended December 31, 2015. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
Note 4. Investments and Fair Value Measurements
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

When determining the fair value of beneficial interests in CLOs, the Company utilizes a discounted cash flow model that takes into consideration prepayment and loss assumptions, based on projected performance, economic factors, the characteristics and condition of the underlying collateral, comparable yields for similar securities and recent trading activity.
When determining the fair value of publicly traded equity securities, the Company uses the unadjusted closing price as of the valuation date on the primary market or exchange on which they trade.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

The following tables present the financial instruments carried at fair value as of December 31, 2015, by caption on the Company's Consolidated Statement of Financial Condition for each of the levels of hierarchy established by ASC 820:

Assets	Level 1	Level 2	Level 3	Total
Investments in available-for-sale securities	$26,771,258	$—	$—	$26,771,258
Beneficial interests in CLOs	—	—	23,537,629	23,537,629
	$26,771,258	$—	$23,537,629	$50,308,887

Liabilities	Level 1	Level 2	Level 3	Total
MMKT Notes	$—	$—	$4,738,026	$4,738,026
	$—	$—	$4,738,026	$4,738,026
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
The following tables provide a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the year ended December 31, 2015:

	Beneficial interests in CLOs	MMKT Notes
Fair value at December 31, 2014	$—	$—
Purchases of investments	25,397,222	—
Proceeds from issuance of notes payable	—	4,600,000
Proceeds from partial sale of beneficial interest in CLO	(653,900)	—
Distributions	(528,853)	—
Interest income accreted	652,132	138,026
Unrealized losses	(1,079,939)	—
Realized losses	(249,033)	—
Fair value at December 31, 2015	$23,537,629	$4,738,026

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Significant Unobservable Inputs for Level 3 Financial Instruments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 financial instruments, which are carried at fair value as of December 31, 2015:

Assets	Fair Value	Valuation Technique	Unobservable Input	Input Value
Beneficial interests in CLOs	$23,537,629	Discounted Cash Flow	Constant prepayment rate	15%
			Constant default rate	2%
			Loss severity rate	30%
Total	$23,537,629

Liabilities	Fair Value	Valuation Technique	Unobservable Input	Input Value
MMKT Notes	$4,738,026	Recent market transactions	N/A	N/A
Total	$4,738,026
Under the discounted cash flow approach, the significant unobservable inputs used in the fair value measurement of the Company's beneficial interests in the CLOs are the constant prepayment rate, constant default rate and loss severity. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The cost of the MMKT Notes approximated fair value as there were recent market transactions.
The Company did not have any financial instruments carried at fair value as of December 31, 2014.
Investments in Available-for-Sale Securities
The following table provides information about the Company's investments in available-for-sale securities for the year ended December 31, 2015:

Securities	Shares	Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
FSC Common Stock	3,988,282	$25,009,336	$25,445,239	$435,903	$—
FSFR Common Stock	154,728	1,379,679	1,326,019		(53,660)
Total	4,143,010	$26,389,015	$26,771,258	$435,903	$(53,660)
The Company determined that the unrealized losses from FSFR Common Stock are not other-than-temporary. This was due to the fact that the unrealized losses were not severe, and the Company intends to hold the securities for a period of time sufficient for an anticipated recovery in value. In addition, all unrealized losses have been present for less than a year. No other-than-temporary impairment charges related to the Company’s investments in available-for-sale securities were recorded during the year ended December 31, 2015.
Financial Instruments Disclosed, But Not Carried At Fair Value
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2015 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Risk Retention Term Loan	$12,972,614	$12,972,614	$—	$—	$12,972,614
Loan payable - DECD loan	4,000,000	4,040,214			4,040,214
Credit facility payable	65,000,000	65,000,000	—	—	65,000,000
Payables to related parties pursuant to tax receivable agreements	45,486,114	40,015,336	—	—	40,015,336
Total	$127,458,728	$122,028,164	$—	$—	$122,028,164

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

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
The carrying values of the Risk Retention Term Loan, credit facility payable and the notes payable included in Due to Principal approximate their fair value and are included in Level 3 of the hierarchy.
The Company utilizes a discounted cash flow approach to estimate the fair value of its payables to related parties pursuant to TRAs, which is included in Level 3 of the hierarchy. Under the discounted cash flow approach, the Company estimates the present value of estimated future tax benefits pursuant to the TRA discounted using a market interest rate.
Note 5. Due from Affiliates
In connection with administration agreements that are in place (see Note 10), the Company provides certain administrative services for the funds, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities.  For providing these services, facilities and personnel, the Fifth Street Funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreements.
Also, in the normal course of business, the Company pays certain expenses on behalf of the BDCs, primarily for travel and other costs associated with particular portfolio company holdings of the BDCs, for which it is reimbursed.
Note 6. Fixed Assets
Fixed assets consist of the following:

	December 31, 2015	December 31, 2014
Furniture, fixtures and equipment	$1,519,742	$3,563,172
Capitalized software costs	624,512	—
Leasehold improvements	10,312,968	7,864,805
Fixed assets, cost	12,457,222	11,427,977
Less: accumulated depreciation and amortization	(2,563,701)	(1,153,714)
Fixed assets, net book value	$9,893,521	$10,274,263
Depreciation and amortization expense related to fixed assets for the years ended December 31, 2015, 2014 and 2013 was $1,409,987, $752,144 and $207,794, respectively.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Note 7. Other Assets
Other assets consist of the following:

	December 31, 2015	December 31, 2014
Security deposits	$499,835	$453,375
Fractional interests in aircrafts (a)	3,302,190	3,585,283
Other	174,395	158,700
	$3,976,420	$4,197,358
__________________

(a)
In November 2013, the Company entered into an agreement that entitled it to the use of a corporate aircraft for five years. The amount paid, less the estimated trade-in value, is being amortized on a straight-line basis over the expected five-year term of the agreement. In December 2014, the Company sold half of this interest and entered into an agreement for a second corporate aircraft for five years. Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $283,093, $233,701 and $29,098, respectively.

Note 8. Debt
Loans Payable
Loans payable consist of the following:

	December 31, 2015	December 31, 2014
DECD loan	$4,000,000	$4,000,000
MMKT Notes (a)	4,738,026	—
Risk Retention Term Loan	12,972,614	—
	$21,710,640	$4,000,000
__________________
(a) Includes accrued interest in the amount of $138,026.
DECD Loan
On October 7, 2013, the Company borrowed $4,000,000 from the Department of Economic and Community Development (the "DECD") of the State of Connecticut. Proceeds from the loan were utilized to partially fund the build-out costs of the Company's new headquarters in Greenwich, CT. The loan bears interest at a fixed rate of 2.5% per annum, matures on November 21, 2023 and requires interest-only payments through November 1, 2017, at which point monthly payments of principal and interest are required until maturity or such time that the loan is repaid in full. As security for the loan, the Company has granted the State of Connecticut a blanket interest in the Company's personal property, subject only to prior security interests permitted by the State of Connecticut. For the years ended December 31, 2015, 2014 and 2013, interest expense related to this loan was $100,000, $100,000 and $11,233, respectively.
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
MMKT Notes
On February 24, 2015, MMKT issued $800,000 in aggregate principal amount of Convertible Promissory Notes (the "MMKT Original Notes") due August 31, 2016, bearing interest at a rate of 8% per annum due upon maturity, prepayment or conversion to the Company. On each of February 27, 2015, April 1, 2015 and August 5, 2015, MMKT issued additional MMKT Original Notes in the amounts of $50,000, $100,000 and $2,000,000, under the same terms as the MMKT Original Notes issued to the Company.
On each of August 28, 2015 and September 4, 2015, MMKT issued new Convertible Promissory Notes, due August 5, 2016 and bearing interest at a rate of 8% per annum due upon maturity, prepayment or conversion ("MMKT Notes") to the Company and additional investors. The MMKT Notes also were issued to all existing holders in exchange for their outstanding MMKT Original Notes (the "Exchange"). The Exchange was a non-cash transaction and the principal amounts of the existing MMKT Notes issued to the previous holders were increased to account for the interest accrued over the period prior to the

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Exchange in the amount of $2,950,000. Additionally, MMKT issued $2,950,000 in aggregate principal amount of MMKT Notes to new investors.
In the event of a "Qualified Financing," in which MMKT sells, in a single or series of related transactions, equity securities in an aggregate amount of at least $4,000,000, or an equity financing in a lesser amount if approved in writing by at least 60% of the outstanding principal amount of MMKT Notes (the "Majority Holder Threshold"), the principal amount of and accrued interest on the MMKT Notes shall automatically be converted into the identical class or series of equity issued by MMKT in the Qualified Financing. The number or amount of Qualified Financing securities to be issued to holders upon such conversion shall be calculated by dividing (i) the entire principal amount of such holder’s MMKT Notes plus accrued interest by (ii) the lesser of (x) the price paid per Qualified Financing security multiplied by the applicable "Qualified Financing Conversion Price" or (y) the price per Qualified Financing security implied by a pre-money valuation of $100,000,000 calculated on a fully diluted basis. The Qualified Financing Conversion Price ranges from 80-85% on a descending monthly basis from October 31, 2015 through March 1, 2016 and is dependent upon the date of the Qualified Financing. In the event of the closing of an acquisition, merger or sale of all or substantially all of MMKT, each holder may elect to convert its MMKT Notes into common equity of MMKT or accelerate the maturity date of its MMKT Notes to the date of closing of such transaction, and MMKT must repurchase the MMKT Notes at par plus accrued interest. Holders may also declare the MMKT Notes in default and immediately due and payable in full if MMKT: (i) fails to pay any principal or interest payment on the date due, and payment is not made within 5 days of the MMKT's receipt of written notice of failure to pay, (ii) materially breaches any covenant in the MMKT Notes and such failure continues for 15 days after MMKT receives written notice, (iii) voluntarily files for bankruptcy protection or makes a general assignment for the benefit of creditors, or (iv) is the subject of an involuntary bankruptcy petition and such petition is not dismissed within 60 days. If an event of default occurs, and until any applicable MMKT Note is paid in full or converted, the MMKT Notes shall bear interest at a rate equal to the lower of (i) the sum of the interest rate plus 12% per annum or (ii) the highest rate allowed by law.
The foregoing terms are substantially identical to those contained in the Original MMKT Notes (provided that the Majority Holder Threshold in the Original MMKT Notes was 50%), with the addition of one optional conversion clause to the MMKT Notes. This clause gives each holder the option at any time to convert the entire principal amount and accrued interest on its MMKT Notes into MMKT common equity, where the number or amount of common equity to be issued upon conversion shall be calculated by dividing (i) the entire principal amount of the MMKT Notes plus accrued interest by (ii) the implied per share price assuming a pre-money valuation of $100,000,000 calculated on a fully diluted basis.
Due to the substantive conversion feature added to the MMKT Notes, the Company has determined that the Original MMKT Notes were extinguished. There was no gain or loss on the issuance as the transaction value was equivalent to principal plus accrued interest on the previous notes. The Company has elected the fair value option on the MMKT Notes.
FSM holds $1,300,000 of MMKT Notes as of December 31, 2015, which are eliminated in consolidation. For the year ended December 31, 2015, interest expense related to the MMKT Notes was $138,026.
Risk Retention Term Loan
On September 28, 2015, CLO Management, a wholly-owned consolidated subsidiary of the Company, entered into a Risk Retention Term Loan to provide financing for its purchase of CLO II senior notes up to $17 million at a variable rate based on either LIBOR or a base rate plus an applicable margin. Borrowings under the Risk Retention Term Loan totaled $16,972,614, of which $4,000,000 was repaid, and accrue interest at a rate based on the interest rate on the financed notes and the weighted current cost basis which was 3.78% as of December 31, 2015. The Company's beneficial interests in CLO II in the aggregate amount of $20,910,115 at fair value are pledged as collateral for the Risk Retention Term Loan. The facility matures on September 29, 2027 with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger. The Risk Retention Term Loan contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. The Company is in compliance with all covenants as of December 31, 2015 and has $12,972,614 of borrowings outstanding under the Risk Retention Term Loan which approximated fair value. For the year ended December 31, 2015, interest expense related to the Risk Retention Term Loan was $127,770.
Credit Facility
On November 4, 2014, Fifth Street Holdings entered into an unsecured revolving credit facility which matures on November 4, 2019 with certain lenders party thereto from time to time and Sumitomo Mitsui Banking Corporation, as administrative agent and joint lead arranger, and Morgan Stanley Senior Funding, Inc., as syndication agent and joint lead

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

arranger. The revolving credit facility provides for $176 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the revolving credit facility accrue interest at an annual rate of LIBOR plus 2.00% per annum and the unused commitment fee under the facility is 0.30% per annum. The revolving credit facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. The revolving credit facility has a term of five years. As of December 31, 2015 and December 31, 2014, the Company had $65,000,000 and $12,000,000, respectively, of borrowings outstanding under the credit facility, at cost and fair value. For the years ended December 31, 2015 and December 31, 2014, interest expense related to the credit facility was $1,709,239 and $213,625, respectively. At December 31, 2015, the Company was in compliance with all debt covenants.
Outstanding principal amounts related to debt maturing over the next five years are as follows:

2016	$4,600,000
2017	51,551
2018	627,050
2019	65,642,908
2020	659,166
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
As of December 31, 2015, future minimum lease payments under noncancelable leases are as follows:

2016	$2,391,068
2017	2,364,775
2018	2,417,349
2019	2,328,936
2020	2,321,095
Thereafter	8,678,999
$20,502,222
Capital Commitments
As of December 31, 2015, the Company does not have any unfunded capital commitments.
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

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Neither the outcome of the litigation matters discussed below nor an estimate of any reasonable possible losses is determinable at this time. No provisions for any losses related to the lawsuits have been recorded in the accompanying consolidated financial statements as of December 31, 2015. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company.
In connection with the matters described below, the Company has incurred professional fees of $2.7 million for the three months ended December 31, 2015. Certain of the expenses associated with defense of the lawsuits may also be covered by insurance, and the Company may seek reimbursement from the appropriate carriers. We cannot assure you, however, that these expenses will ultimately be reimbursed in whole, or at all.
FSC class-action lawsuits
The Company has been named as a defendant in three putative securities class-action lawsuits arising from its role as investment adviser to FSC. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759-LAK. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The case was later transferred to the United States District Court for the Southern District of New York, where it is pending as Case No. 16-cv-00088-LAK. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908-LAK. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, and Richard Petrocelli, FSC, and the Company.
The lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased FSC common stock between July 7, 2014, and February 6, 2015, inclusive. The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC’s investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as the asset manager and investment advisor of FSC. For example, the lawsuits allege that FSC improperly delayed the write-down of five of its investments until the fiscal quarter ending in December 31, 2014, after FSAM conducted its IPO in October 2014, when FSC purportedly should have taken the write-down before FSAM’s IPO. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions. On February 1, 2016, the court appointed Oklahoma Police Pension and Retirement System as lead plaintiff and the law firm of Labaton Sucharow LLP as lead counsel. The parties have proposed that lead plaintiff file its consolidated complaint by April 1, 2016.
The Company has also been named as a defendant in a putative class action lawsuit filed by a purported stockholder of FSC on January 29, 2016, in the Court of Chancery of the State of Delaware. The case is captioned James Craig v. Bernard D. Berman, et al., C.A. No. 11947-VCG. The defendants in the case are Bernard D. Berman, James Castro-Blanco, Ivelin M. Dimitrov, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Sandeep K. Khorana, Todd G. Owens, Douglas F. Ray, Fifth Street Management LLC, FSAM, FSC, and Fifth Street Holdings L.P. The complaint alleges that the defendants breached their fiduciary duties to FSC stockholders by, among other things, issuing an incomplete or inaccurate preliminary proxy statement that purportedly attempted to mislead FSC stockholders into voting against proposals presented by another shareholder (RiverNorth Capital Management) in a proxy contest in connection with FSC’s 2016 annual meeting. The competing shareholder proposals sought to elect three director nominees to FSC’s Board and to terminate the Investment Advisory Agreement between FSC and FSAM. The complaint also charges that the director defendants breached their fiduciary duties by perpetuating and failing to terminate the Investment Advisory Agreement and by seeking to entrench themselves as directors and FSAM affiliates as FSC’s manager. The FSAM entities are charged with breaching their duties as alleged controlling persons of FSC and with aiding and abetting the FSC directors’ breaches of duty. The complaint seeks, among other things, an injunction preventing FSC and its board of directors from soliciting proxies for the 2016 annual meeting until additional disclosures are issued; a declaration that the defendants have breached their fiduciary duties by refusing to terminate the Investment Advisory Agreement and by acting to have the FSC board of directors and Fifth Street Management LLC remain in place; a declaration that any shares repurchased by FSC after the record date of the 2016 annual meeting will not be considered outstanding shares for purposes of the FSC stockholder approvals sought at the annual meeting; and awarding plaintiff costs and disbursements. The plaintiff moved for expedited proceedings and for a preliminary injunction.
Defendants opposed plaintiff’s motion for expedited proceedings and moved to dismiss the case. FSC also filed another amendment to the preliminary proxy statement, making additional disclosures relating to issues raised by plaintiff and RiverNorth. On February 16, 2016, plaintiff informed the Delaware court that the basis for his injunction motion had become

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

moot and that he was withdrawing his motions for a preliminary injunction and expedited proceedings. On February 18, 2016, FSC announced that it had entered into an agreement with RiverNorth pursuant to which RiverNorth would withdraw its competing proxy solicitation.
The Company believes that, with respect to itself and its related entities, all of the claims in the above described lawsuits are without merit, and it intends to vigorously defend against such claims.
FSC shareholder derivative actions
On December 4, 2015, a putative shareholder derivative action captioned Solomon Chau v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01795, was filed on behalf of FSC in the United States District Court for the District of Connecticut. The complaint names Leonard Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and the Company as defendants and FSC as the nominal defendant. In addition, a second putative shareholder derivative action, captioned Scott Avera v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01889, was filed in the United States District Court for the District of Connecticut on December 31, 2015, against the same group of defendants. The underlying allegations in both complaints are related to the allegations in the securities class actions against FSC, the Company, and others. The complaints allege that FSC’s Board approved an unfair advisory and management agreements with entities related to the Company and that certain defendants engaged in allegedly improper conduct designed to make the Company appear more attractive to potential investors before its IPO. The cases have been stayed by consent of the parties and order of the court until September 30, 2016.
On January 27, 2016, two putative shareholder derivative actions were filed on behalf of FSC in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk. The cases are captioned John Durgerian v. Leonard M. Tannenbaum, et al. and Kamile Dahne v. Leonard M. Tannenbaum, et al. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Jeffrey R. Kay (subsequently dropped from the litigation), Douglas F. Ray, Sandeep K. Khorana, Steven M. Noreika, David H. Harrison, Frank C. Meyer, and the Company, with FSC as the nominal defendant. The allegations in the two cases are generally similar to those in the federal derivative actions.
The Company believes that the claims are without merit and intends vigorously to defend itself against the plaintiffs’ allegations.
FSAM class-action lawsuits
The Company has been named as a defendant in two putative securities class-action lawsuits filed by purchasers of the Company’s shares. The suit is related to the above shareholder class actions brought by shareholders of FSC, for which Fifth Street Management serves as investment adviser.
The first lawsuit by the Company’s shareholders was filed on January 7, 2016 in the United States District Court for the District of Connecticut and is captioned Ronald K. Linde, etc. v. Fifth Street Asset Management, Inc., et al., Case No. 1:16-cv-00025. The defendants are the Company, Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Steven M. Noreika, Wayne Cooper, Mark J. Gordon, Thomas L. Harrison, and Frank C. Meyer. The lawsuit asserts claims under §§ 11, 12(a)(2), and 15 of the Securities Act of 1933 on behalf of a putative class of persons and entities who purchased common stock in or pursuant to the Company’s October 30, 2014 IPO. The complaint alleges that the defendants engaged in a fraudulent scheme and course of conduct to artificially inflate FSC’s assets and investment income and, in turn, the Company’s valuation at the time of its IPO, thereby rendering the Company’s IPO Registration Statement and Prospectus materially false and misleading. The plaintiffs have not quantified their claims for relief. On February 25, 2016, the court granted the Company’s unopposed motion to transfer the case to the United States District Court for the Southern District of New York, where the case can be coordinated with the securities class actions filed by FSC shareholders.
On March 7, 2016, the other putative class action by the Company’s shareholders was filed, in the United States District Court for the Southern District of New York. The case is captioned Joyce L. Trupp Agreement of Trust v. Fifth Street Asset Management Inc., et al., No. 1:16-cv-01711. The defendants are the same as in the Linde case, and the complaint is a virtual clone of the Linde complaint.
The Company believes that the claims are without merit and intends vigorously to defend itself against the plaintiffs’ allegations.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

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
Payments Pursuant to Tax Receivable Agreements
FSAM's purchase of Holdings LP Interests concurrent with its IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of FSAM's Class A common stock pursuant to the Exchange Agreement resulted in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which increased the tax depreciation and amortization deductions that otherwise would not have been available to FSAM. These increases in tax basis and tax depreciation and amortization deductions reduce the amount of cash taxes that FSAM would otherwise be required to pay. FSAM entered into a TRA with certain limited partners of Fifth Street Holdings TRA Recipients that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that FSAM actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA. As of December 31, 2015 and December 31, 2014, payments due to the TRA Recipients under the TRA totaled $45,486,114 and $47,373,245, respectively.
In connection with the finalization of the 2014 tax returns, FSAM paid $340,713, representing the initial payment associated with the TRA liability and the Company has reduced the tax benefit associated with the TRA by $289,606. Within the next 12 month period, the Company expects to pay $2,051,341 of the total amount of estimated TRA liability. Such amount was determined by estimating the amount of taxable income and specified deductions subject to the TRA which are expected to be realized by FSAM for the related tax year. These calculations are performed pursuant to the terms of the TRAs.
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
Estimated amounts related to the TRA liability due over the next five years are as follows:

2016	$2,051,341
2017	2,097,352
2018	2,154,682
2019	2,248,563
2020	2,328,737
Other Related Party Transactions
Revenues
All of the Company's revenue is earned from its affiliates, including management fees, performance fees and other fees.
For the years ended December 31, 2015, 2014 and 2013, the Company earned $86,065,752, $91,505,765 and $68,308,323, respectively, in management fees relating to services provided to the BDCs. As of December 31, 2015 and December 31, 2014, management fees receivable in the amounts of $4,239,207 and $23,174,975, were due from the BDCs. For the years ended December 31, 2015, 2014 and 2013, the Company voluntarily waived $531,015, $952,945 and $2,321,986 of management fees from the BDCs, respectively.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

On July 14, 2015, FSC announced that FSM, its investment adviser, voluntarily agreed to a revised base management fee arrangement for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017. The revised management fee is intended to provide for a potential reduction in the base management fee payable by FSC to FSM during such period. The revised management fee will be calculated quarterly and will be equal to FSC’s gross assets, including assets acquired with borrowed funds, but excluding any cash and cash equivalents, multiplied by 0.25 multiplied by the sum of (x) and (y), expressed as a percentage, where (x) is equal to 2% multiplied by the Baseline NAV Percentage, and (y) is equal to 1% multiplied by the Incremental NAV Percentage.
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
On January 19, 2016, the Company amended and restated the FSC Investment Advisory Agreement, which reduced the base management fee payable to the Company on gross assets, excluding cash and cash equivalents, from 2.00% to 1.75% effective as of January 1, 2016. See Note 15 for further detail.
Performance fees earned for the years ended December 31, 2015 and 2014 were $224,618 and $106,635, respectively. No performance fees were earned during the year ended December 31, 2013.
The Company also has entered into administration agreements under which the Company provides administrative services for the BDCs and private funds (collectively, the "Fifth Street Funds"), including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, the Company also performs or oversees the performance of the BDCs' required administrative services, which includes being responsible for the financial records which the BDCs are required to maintain and preparing reports to the BDCs' stockholders and reports filed with the SEC. In addition, the Company assists each of the BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to the each of the BDC's stockholders, and generally overseeing the payment of each Fifth Street Fund's expenses and the performance of administrative and professional services rendered to the funds. For providing these services, facilities and personnel, the Fifth Street Funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, the Company. Included in Revenues — other fees in the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013 was $9,068,020, $10,337,588 and $5,204,820, respectively, was recorded related to amounts charged for the above services provided to the Fifth Street Funds. The Company may also provide, on the BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements may be terminated by either the Company or the BDC without penalty upon 60 days' written notice to the other party.
Receivables for reimbursable expenses from the Fifth Street Funds are included within Due from Affiliates and totaled $3,755,729 and $3,723,160 at December 31, 2015 and December 31, 2014, respectively.
MMKT
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT. The purpose of MMKT is to develop technology related to the financial services industry. FSM made a total capital contribution of $80,000 for an 80% membership interest in MMKT. The Company has consolidated MMKT in its consolidated financial statements since it holds a controlling financial interest in MMKT. The Company has consolidated MMKT in its consolidated financial statements based on its 80%

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

membership interest. In that regard, the Company's allocable portion of the operating loss attributable to MMKT was $1,136,432 for the year ended December 31, 2015. As of December 31, 2015, FSM holds $1,300,000 in the aggregate principal amount of convertible promissory notes, which is eliminated in consolidation.
FSOF
As of December 31, 2015, the Company has made capital contributions (net of redemptions) of $6,412,635 to FSOF through its investment in FSCO GP, which is recorded in investments in equity method investees in the Consolidated Statements of Financial Condition. For the year ended December 31, 2015, the Company recorded income from its investment in FSOF of $14,637.
CLO I and CLO II
During the year ended December 31, 2015, the Company made investments in senior and subordinated notes in CLO I and CLO II, which had a cost and fair value of $24,617,568, which had a fair value of $23,537,629, respectively, as of December 31, 2015.
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
The Company's fractional interests in corporate aircrafts are used primarily for business purposes. Occasionally, certain of the members of management have used the aircraft for personal use. The Company charges these members of management for such personal use based on market rates. There were no such charges for the years ended December 31, 2015, 2014 and 2013.
During the year ended December 31, 2015, the Company purchased 154,728 shares of FSFR common stock in the open market for $1,379,679, which represented a weighted average price of $8.92 per share. Dividend income for the year ended December 31, 2015 related to this investment was $46,418.
During the year ended December 31, 2015, the Company purchased 3,988,282 shares of FSC common stock in the open market for $25,009,336, which represented a weighted average price of $6.27 per share. Dividend income for the year ended December 31, 2015 related to this investment was $110,986.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

As of December 31, 2015 and December 31, 2014 amounts due to and from affiliates were comprised of the following:

	As of December 31, 2015	As of December 31, 2014 (as revised)
Management fees receivable:
Base management fees receivable - BDCs	$4,794,870	$15,200,933
Part I Fees receivable (payable) - BDCs	(555,663)	7,974,042
Collateral management fees receivable - CLO I and CLO II	640,578	351,274
Management fees receivable - FSOF	—	2,500
	$4,879,785	$23,528,749

Performance fees receivable:
Performance fees receivable - FSOF	$78,720	$106,635
Part II fees receivable - BDCs	145,898	—
	$224,618	$106,635

Due from affiliates:
Reimbursed expenses due from the BDCs	$3,355,875	$3,596,975
Reimbursed expenses due from private funds	399,854	126,185
Due from employees	51,167	59,489
Other amounts due from affiliated entities	136,488	16,893
	$3,943,384	$3,799,542

Due to affiliates:
Distribution payable to former members of Predecessor	$—	$59,316
SARs liability	24,257	3,465
	$24,257	$62,781
Note 11. Equity and Equity-based Compensation
FSAM Ownership Structure
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
For the Years Ended December 31, 2015, 2014 and 2013

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
Dividends
The following table reflects the dividends per share that the Company has declared on its common stock for the year ended December 31, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
January 15, 2015	March 31, 2015	April 15, 2015	$0.30	$1.8 million
May 11, 2015	June 30, 2015	July 15, 2015	0.17	1.0 million
August 10, 2015	September 30, 2015	October 15, 2015	0.17	1.0 million
November 23, 2015	December 31, 2015	January 15, 2016	0.17	1.0 million
Total for the year ended December 31, 2015			$0.81	$4.8 million

Share Repurchase Program
On May 11, 2015, the Company's Board of Directors authorized a share repurchase program of up to $20.0 million of the Company’s Class A common stock. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program will terminate on May 11, 2016, unless earlier terminated or extended by the Company's Board of Directors, and may be suspended for periods or discontinued at any time. For the year ended December 31, 2015, FSAM repurchased and retired 217,641 and 193,583 shares, respectively, of its Class A common stock at a weighted average price of $8.47 per share pursuant to this program. The aggregate cash consideration paid for these repurchases was $1,849,140 after brokerage commissions. Upon the completion of each Class A common stock repurchase transaction, Fifth Street Holdings repurchased an equivalent number of Holdings LP Interests held by FSAM. Accordingly, Fifth Street Holdings repurchased 217,641 Holdings LP Interests during the year ended December 31, 2015.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

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
Conversion and Vesting of Member Interests in Predecessor and Fifth Street Holdings L.P.
On November 4, 2014, in connection with the Reorganization, existing interests held by the members of the Predecessor (Part I fee-sharing arrangements discussed above) were exchanged for Holdings LP Interests. As part of this exchange, one of the members' Holdings LP Interests became immediately vested and expensed in full and the other members' vesting was modified and their Holdings LP Interests vest over a period of eight years from the IPO. There was no change in the fair value of these converted interests as a result of the modification in vesting.
The following table summarizes activity for the years ended December 31, 2015, 2014 and 2013 with respect to the Company's equity classified awards:

Balance at December 31, 2012	$15,057,283
Fair value of granted and purchased interest	5,925,572
Cash received for purchased interest	(1,000,097)
Amortization of granted and purchased interests	(1,739,360)
Balance at December 31, 2013	18,243,398
Fair value of purchased interest	4,035,926
Cash received for purchased interest	(1,708,378)
Amortization of granted and purchased interests	(3,965,269)
Balance at November 14, 2014	16,605,677
Impact of conversion and change in vesting of member interests in Predecessor	(8,391,490)
Amortization of Holdings LP Interests	(171,129)
Balance at December 31, 2014	8,043,058
Amortization of Holdings LP Interests	(1,026,772)
Balance at December 31, 2015	$7,016,286
Included in compensation expense for the years ended December 31, 2015, 2014 and 2013 was $1,026,772, $1,808,850 and $1,739,360, respectively, of amortization relating to the above equity-classified awards. All of such compensation expense is allocated to the Predecessor for periods prior to the Reorganization and to the non-controlling interests thereafter in the Consolidated Statements of Income.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

As of December 31, 2015, unrecognized compensation cost in the amount of $7,016,286 relating to these equity-based awards is expected to be recognized over a period of approximately 6.9 years.
The following table summarizes activity for the years ended December 31, 2015, 2014 and 2013 with respect to the Company's liability classified awards, including stock appreciation rights discussed below:

Balance at December 31, 2012	$—
Cash received for purchased interests	129,001
Compensation expense	123,019
Payment of liabilities	(123,019)
Balance at December 31, 2013	129,001
Cash received for purchased interests	14,129
Compensation expense	228,140
Payment of liabilities	(228,140)
Impact of conversion of member interests in Predecessor	(143,130)
Issuance of stock appreciation rights - see below	3,465
Balance at December 31, 2014	3,465
Compensation expense	20,792
Balance at December 31, 2015	$24,257
Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan
In connection with the IPO, FSAM's Board of Directors adopted the 2014 Omnibus Incentive Plan pursuant to which the Company granted options to its non-employee directors, executive officers and other employees to acquire 5,658,970 shares of Class A common stock, 1,174,748 restricted stock units to be settled in shares of Class A common stock and 90,500 stock appreciation rights to be settled in cash. During the year ended December 31, 2015, there were additional grants under the 2014 Omnibus Incentive Plan as discussed below.
Equity-based compensation expense, net of assumed forfeitures, is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Restricted stock units to be settled in Class A common stock	$2,808,876	$429,626
Options to acquire shares of Class A common stock	2,329,148	383,589
Stock appreciation rights to be settled in cash	20,792	3,465
Total	$5,158,816	$816,680
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
Additionally, if the Company pays dividends on its outstanding shares of Class A common stock, the holder of the restricted stock units will be credited with dividend equivalents.  For stock dividends, the dividend equivalents will be in the form of additional restricted stock units. For cash dividends, the dividend equivalents will be in the form of cash (without interest or earnings).  Dividend equivalents are subject to the same terms and conditions as the original restricted stock unit award, and are not paid until the vesting and settlement of the underlying shares of Class A common stock to which such dividend equivalents relate.  During the year ended December 31, 2015, the Company granted 65,952 restricted stock units to employees under substantially similar terms to the IPO grant. For the year ended December 31, 2015, the Company declared cash dividends of $0.81 per share and accrued dividends in the amount of $758,208 related to unvested restricted stock units which are forfeitable.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

The following table presents unvested restricted stock units' activity during the period from November 4, 2014 through December 31, 2014 and for the year ended December 31, 2015:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - November 4, 2014	—	$—
Granted - IPO	1,174,748	17.00
Granted - Post-IPO	—	—
Vested	—	—
Forfeited	—	—
Balance - December 31, 2014	1,174,748	17.00
Granted	65,952	10.23
Vested	(16,222)	17.00
Forfeited	(22,684)	17.00
Balance - December 31, 2015	1,201,794	$16.64
Compensation expense associated with these restricted stock units is being recognized on a straight-line basis during the service period of the respective grant. During the year ended December 31, 2015, 16,222 restricted stock units vested resulting in compensation expense of $172,078. No previously granted restricted stock units vested during the year ended December 31, 2014. The total compensation expense expected to be recognized in all future periods associated with the restricted stock units, considering assumed annual forfeitures of 5.0%, is $12,757,905 at December 31, 2015, which is expected to be recognized over the remaining weighted average period of 4.8 years.
Options
The fair value of each option granted during the year ended December 31, 2015 is measured on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Risk-free interest rate	1.42%
Expected dividend yield	8.10%
Expected volatility factor	30.00%
Expected life in years	5.00
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

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

A summary of unvested options activity during the period from November 4, 2014 through December 31, 2014 and for the year ended December 31, 2015 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - November 4, 2014	—	$—	—
Granted - IPO	5,658,970	18.70	8.3
Vested	—	—	—
Forfeited or expired	—	—	—
Balance - December 31, 2014	5,658,970	$18.70	8.3
Exercisable at December 31, 2014	—	$—	—	$—
Expected to vest after December 31, 2014	4,654,091	$18.70	8.3	$—

Balance - December 31, 2014	5,658,970	$18.70	8.3
Granted	30,000	8.01	4.7
Vested	(23,389)	18.70	7.5
Forfeited	(102,715)	$18.70	7.5
Balance - December 31, 2015	5,562,866	$18.64	7.5
Exercisable at December 31, 2015	—	$—	—	$—
Expected to vest after December 31, 2015	4,617,951	$18.64	7.5	$—
Aggregate intrinsic value represents the value of the Company's closing share price on the last trading day of the year in excess of the weighted average exercise price multiplied by the number of options exercisable or expected to vest. As of December 31, 2015, the Company's closing share price was lower than the weighted average exercise price of the options exercisable or expected to vest. As a result, the options are out of the money and have no intrinsic value.
Compensation expense associated with these options is being recognized on a straight-line basis during the service period of the respective grant. During the year ended December 31, 2015, options to purchase 23,389 Class A common shares vested resulting in compensation expense of $25,978. As of December 31, 2015, there was $5,416,911 of total unrecognized compensation expense, net of assumed annual forfeitures of 5%, that is expected to be recognized over the remaining weighted average period of 3.6 years.
Stock Appreciation Rights (“SARs”)
Each SAR represents an unfunded, unsecured right of the holder to receive an amount in cash equal to the excess of the closing price of a Class A common share over the exercise price. The SARs terms and conditions are substantially similar to the provisions of the ten year option grants discussed above and had a grant date fair value of $1.78 per unit. Upon vesting, they will be settled in cash. The fair value of the SARs are re-measured each reporting period until settlement and changes in fair value are charged to compensation expense as the SARs vest over the remaining service period. The amount of the adjustment has been derived based on a grant date fair value using the IPO price of $17.00 per share, multiplied by the number of unvested shares, and expensed over the six year service period. Additionally, the calculation of the expense assumes a forfeiture rate of 5%. The total compensation expense expected to be recognized in all future periods associated with the SARs, considering assumed forfeitures, is approximately $100,501. No SARs were issued during the years ended December 31, 2015.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

A summary of unvested SARs activity during the period from November 4, 2014 through December 31, 2014 and for the year ended December 31, 2015 is presented below:

	SARs	Weighted Average Grant Date Fair Value Per SAR
Balance November 4, 2014	—	$—
Granted - IPO	90,500	1.78
Vested	—	—
Forfeited	—	—
Balance December 31, 2014	90,500	1.78
Granted	—	—
Vested	—	—
Forfeited	(19,500)	$1.78
Balance December 31, 2015	71,000	$1.78
Due to Former Member
On November 5, 2010, the Company entered into a separation agreement with a member that provided for (i) the repurchase of the member's pro rata share of Part I Fees based on a formula, as defined in the separation agreement, over a five year period ending on September 30, 2015, and (ii) upon the closing of a sale transaction of the Company, the allocation by the managing member to the former member of any proceeds from the sale up to a maximum of $6,000,000. Accordingly, the Company recorded a liability for the present value of the expected future payments of the member's pro rata share of Part I Fees as of the date of the separation agreement and adjusted this liability to fair value at each reporting date. All amounts due to this former member were paid in November 2014. Included in compensation expense for the years ended December 31, 2014 and December 31, 2013 were fair value adjustments related to this liability that increased (decreased) compensation expense in the amount of $270,358 and $(89,057), respectively.
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
Note 12. Income Taxes
Components of the provision (benefit) for income taxes consist of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(100,348)	$94,835	$—
State and local	(56,343)	20,348	—
Total current expense (benefit)	(156,691)	115,183	—
Deferred:
Federal	4,377,404	(1,992,191)	—
State and local	844,707	(246,619)	—
Total deferred provision (benefit)	5,222,111	(2,238,810)	—
Income tax provision (benefit)	$5,065,420	$(2,123,627)	$—

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Prior to November 4, 2014, the Company had not been subject to U.S. Federal income taxes as the Predecessor was organized as a limited liability company. As a result of the Reorganization and IPO, the portion of Fifth Street Holdings income attributable to FSAM is now subject to U.S. Federal, state and local income taxes and is taxed at the prevailing corporate tax rates.
A reconciliation of the U.S. statutory income tax rate of 34% to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Provision at Federal statutory tax rate	$13,326,215	$12,557,925	$—
State and local taxes, net of federal benefit	484,914	(116,882)	—
Change in tax status	—	(1,089,600)	—
Income attributable to Predecessor and noncontrolling interests not subject to tax	(10,151,310)	(13,426,245)	—
Transfer pricing allocations (1)	1,087,879	—	—
Other	317,722	(48,825)	—
Income tax provision (benefit)	$5,065,420	$(2,123,627)	$—
_____________
(1) As part of the Company's inter-company management agreements, certain expenses are allocated between flow through entities that are not subject to tax and corporate entities that are subject to taxation. The above expense allocations and the associated transfer pricing adjustments and reimbursements, had an impact on the overall effective tax rate reconciliation.
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
These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities are summarized as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$331,201	$3,443,350
Reserves and accruals	1,135,627	1,649,929
Share-based compensation	2,373,219	340,339
Step-up related to purchase of interest in Fifth Street Holdings	51,422,225	55,312,497
Other	1,409	3,320
Total deferred tax assets	55,263,681	60,749,435
Deferred tax liabilities:
Property and equipment and other long-lived assets	(1,918,267)	(2,269,026)
Unearned revenue	(2,032,881)	—
Other	(132,296)	(508,370)
Total deferred liabilities	(4,083,444)	(2,777,396)
Total net deferred tax assets	$51,180,237	$57,972,039
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
For the Years Ended December 31, 2015, 2014 and 2013

with booking tax benefits and determined that the deferred tax assets are more likely than not to be realized, including evaluation of deferred tax liabilities and the expectation of future taxable income.
As of December 31, 2015 and December 31, 2014, the Company had net operating loss carryforwards for Federal and state purposes of approximately $0.5 million and $8.8 million, respectively, portions of which begin to expire in 2034.
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
The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the years ended December 31, 2015, 2014 and 2013. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the Provision for Income Taxes.

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
Basic earnings per share ("EPS") measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options and restricted stock units.
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Year Ended December 31, 2015	Period from November 4, 2014 through December 31, 2014
Numerator for basic and diluted net income per share of Class A common stock:
Net income attributable to Fifth Street Asset Management Inc.	$2,408,026	$437,661
Denominator for basic net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	5,913,125	6,000,033
Denominator for diluted net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	5,913,125	6,000,033
Dilutive effects of restricted stock units	2,049	—
Weighted average shares of Class A common stock outstanding - diluted	5,915,174	6,000,033
Earnings per share of Class A common stock:
Net income attributable to Fifth Street Asset Management Inc. per share of Class A common stock, basic	$0.41	$0.07
Net income attributable to Fifth Street Asset Management Inc. per share of Class A common stock, diluted	$0.41	$0.07
Shares of Class B common stock have no impact on the calculation of net income per share of Class A common stock as holders of Class B common stock do not participate in net income or dividends, and thus, are not participating securities.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from options and unvested restricted units granted in connection with the IPO. Potentially dilutive securities representing an incremental 1,180,353 restricted stock units and 5,556,255 options to acquire Class A common shares for the period from October 1, 2014 to December 31, 2014 and for the year ended December 31, 2015 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
The EPS calculation excludes the assumed conversion of 44,000,000 Holdings LP interests and the MMKT Notes into Class A common shares as their impact would have been anti-dilutive.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Note 14. Quarterly Financial Information (unaudited)
The unaudited quarterly results for the years ended December 31, 2015 and 2014 are summarized below. The adjustments represent the impact of the errors described in Note 2 and disclosed in previous filings. For periods prior to the Reorganization and IPO, the financial information reflects the consolidated financial results of the Predecessor and the deconsolidation of the previously Combined Funds:

	For the quarter ended March 31, 2015 - As previously reported	Adjustments	For the quarter ended March 31, 2015 - As Revised	For the quarter ended June 30, 2015 - As previously reported	Adjustments	For the quarter ended June 30, 2015 - As Revised

Revenues	$24,870,124	$88,491	$24,958,615	$24,166,163	$232,163	$24,398,326
Net income	$10,828,332	$(349,786)	$10,478,546	$10,347,919	$(805,507)	9,542,412
Net income attributable to non- controlling interests in Fifth Street Holdings L.P.	$(9,519,002)	$337,058	$(9,181,944)	$(9,141,173)	$705,943	$(8,435,230)
Net income attributable to Fifth Street Asset Management Inc.	$1,309,330	$(12,728)	$1,296,602	$1,206,746	$(99,564)	$1,107,182
Net income per share attributable to Fifth Street Management Inc. Class A common stock - Basic and Diluted	$0.22	$—	$0.22	$0.20	$(0.01)	$0.19
Weighted average shares of Class A common stock outstanding - Basic	6,000,033		6,000,033	5,968,353		5,968,353
Weighted average shares of Class A common stock outstanding - Diluted	6,042,777		6,042,777	5,976,746		5,976,746

	For the quarter ended September 30, 2015 - As previously reported	Adjustments	For the quarter ended September 30, 2015 - As Revised	For the quarter ended December 31, 2015

Revenues	$24,959,203	$530,038	$25,489,241	$22,920,106
Net income	$9,513,295	$(285,814)	$9,227,481	$4,716,042
Net income attributable to non-controlling interests in Fifth Street Holdings L.P.	$(8,341,728)	$264,616	$(8,077,112)	$(5,862,168)
Net income attributable to Fifth Street Asset Management Inc.	$1,171,567	$(21,199)	$1,150,368	$(1,146,126)
Net income per share attributable to Fifth Street Management Inc. Class A common stock - Basic and Diluted	$0.20	$(0.01)	$0.19	$(0.19)
Weighted average shares of Class A common stock outstanding - Basic	5,901,718		5,901,718	5,929,627
Weighted average shares of Class A common stock outstanding - Diluted	5,908,463		5,908,463	5,929,627

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

	For the quarter ended March 31, 2014 - As previously reported	Adjustments	For the quarter ended March 31, 2014 - As Revised	For the quarter ended June 30, 2014 - As previously reported	Adjustments	For the quarter ended June 30, 2014 - As Revised

Revenues	$23,767,365	$(354,991)	$23,412,374	$23,405,083	$299,552	$23,704,635
Net income	$14,488,514	$(895,363)	$13,593,151	$9,060,459	$(240,473)	8,819,986
Net income attributable to non- controlling interests in Predecessor	$(14,488,514)	$895,363	$(13,593,151)	$(9,060,459)	$240,473	$(8,819,986)
Net income attributable to Fifth Street Asset Management Inc.	$—	$—	$—	$—	$—	$—

	For the quarter ended September 30, 2014 - As previously reported (1)	Adjustments	For the quarter ended September 30, 2014 - As Revised	For the quarter ended December 31, 2014 - As previously reported	Adjustments	For the quarter ended December 31, 2014 - As Revised

Revenues	$25,314,880	$1,165,751	$26,480,631	$30,343,024	$(1,404,072)	$28,938,952
Net income	$14,179,402	$413,677	$14,593,079	$708,748	$(2,118,553)	$(1,409,805)
Net income attributable to non- controlling interests in Predecessor	$(14,179,402)	$(413,677)	$(14,593,079)	$11,375,127	$—	$11,375,127
Net income attributable to non- controlling interests in Fifth Street Holdings L.P.	$—	$—	$—	$(11,555,298)	$2,027,637	$(9,527,661)
Net income attributable to Fifth Street Asset Management Inc.	$—	$—	$—	$528,577	$(90,916)	$437,661
Net income per share attributable to Fifth Street Management Inc. Class A common stock - Basic and Diluted				$0.07		$0.07
Weighted average shares of Class A common stock outstanding - Basic and Diluted				6,000,033		6,000,033
_____________
(1) Amounts were previously revised in the September 30, 2015 Form 10-Q filed on November 24, 2015.

Note 15. Subsequent Events
Amended and Restated Investment Advisory Agreement
On January 19, 2016, FSM, a subsidiary of the Company, entered into an amended and restated investment advisory agreement with FSC. The amended and restated investment advisory agreement reduces the base management fee payable to FSM on gross assets, excluding cash and cash equivalents, from 2.00% to 1.75% effective as of January 1, 2016. The other commercial terms of FSM’s existing investment advisory relationship with FSC remain unchanged.
RiverNorth
On February 18, 2016, the Company entered into a purchase and settlement agreement with RiverNorth pursuant to which RiverNorth would withdraw its competing FSC proxy solicitation. In connection with the agreement, the Company agreed to purchase 9,220,600 shares of FSC’s common stock for a per-share purchase price of $6.25 from RiverNorth, and the Company deposited $10 million in escrow to be credited against the purchase price at closing.  In addition, the Company issued a warrant to RiverNorth that may require the Company to pay RiverNorth a cash settlement equal to the lesser of (i) $5 million and (ii) the value of the warrant based on the strike price. The Company may also be subject to additional future payments based on certain terms of the purchase and settlement agreement.

Fifth Street Asset Management Inc.
(Prior to November 4, 2014 - Fifth Street Management Group)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

In connection with the execution and delivery of the purchase and settlement agreement, the Company and Leonard M. Tannenbaum, Chairman and Chief Executive Officer of the Company, have entered into a letter agreement ("Letter Agreement"), that provides that the Company will purchase the maximum number of shares of FSC’s common stock that the Company determines, in its sole discretion, it can purchase with immediately available funds and that will not violate any of the terms or conditions of any contractual arrangements or regulations to which the Company is a party to or its property or assets are subject to. Any additional shares that the Company is obligated to purchase pursuant to the purchase and sale agreement will be purchased by Mr. Tannenbaum. The Letter Agreement also provides for mutual indemnification of the parties in connection with their obligations under the purchase and sale agreement and the Letter Agreement.
Credit Facility Amendment
On February 29, 2016, Fifth Street Holdings entered into an amendment to its existing revolving credit facility which reduces the aggregate revolver commitments of the lenders from $176 million to $146 million.  The amendment also provides, among other things, that certain risk retention debt incurred by subsidiaries engaged solely in managing collateralized loan obligations shall be permitted and excluded from certain financial covenant calculations, including leverage and interest coverage ratios.
Dividend Declaration
On March 14, 2016, the Company's Board of Directors declared a quarterly dividend of $0.10 per share of Class A common stock. The declared dividend is payable on April 15, 2016 to stockholders of record at the close of business on March 31, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In connection with this assessment, we identified material weaknesses in our internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
We identified the following control deficiencies, each of which has been determined to be a material weakness:

•
We did not maintain sufficient accounting resources with technical accounting knowledge, experience and training in the application of U.S. GAAP and for effective preparation and review of our financial statements.

•
We did not design and maintain effective controls to analyze complex and non-routine transactions or adequately review the accounting and/or disclosure for these transactions. This material weakness was identified as the primary cause of errors relating to the treatment of stock-based compensation and liabilities associated with existing membership units, and the consequent improper recording and improper disclosure of certain equity transactions, as well as incorrectly recording expenses reimbursable by our funds on a net basis.

•
We did not design and maintain sufficient controls to evaluate information provided from and accounting conclusions reached by FSC CT LLC, the administrator of the Fifth Street BDCs and our wholly-owned subsidiary, in the determination of Part I fee revenue. This material weakness was identified as the primary cause of the revision relating to the Part I fees, and the consequent improper recording of fee revenue.

These control deficiencies resulted in audit adjustments to the Company’s interim and annual financial statements during the year ended December 31, 2015. Additionally, these control deficiencies could result in misstatements of the stock-based compensation and liabilities associated with existing membership units, certain equity transactions and Part I fee revenue that would not be prevented or detected.
Because of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.
This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting
We have taken and will take a number of actions to remediate these material weaknesses including, but not limited to, adding senior experienced accounting and financial personnel, reallocating existing internal resources and retaining third-party consultants to help enhance our internal control over financial reporting following reviews of our accounting and finance function conducted by members of senior management. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. We cannot assure you, however, that the steps taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions. As of December 31, 2015, these material weaknesses have not been remediated.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
FSC Agreement with RiverNorth Capital Management, LLC
As previously disclosed, on February 18, 2016, FSC entered into an agreement with RiverNorth Capital Management, LLC, or RiverNorth. Under the terms of the agreement, RiverNorth agreed to not contest FSC’s slate of director nominees at FSC’s 2016 Annual Meeting of Stockholders. Additionally, RiverNorth agreed to withdraw its binding proposal to terminate FSC’s Investment Advisory Agreement with us. In addition, RiverNorth agreed to abide by certain standstill provisions through FSC’s 2017 Annual Meeting of Stockholders, and also agreed to vote its shareholdings in FSFR in accordance with the recommendation of FSFR’s Board of Directors in connection with the FSFR 2016 Annual Meeting of Stockholders. Additional details concerning the agreement and related documents are set forth below.
Purchase and Settlement Agreement
On February 18, 2016, the Company entered into a Purchase and Settlement Agreement, or the PSA, by and among FSC, Holdings, Leonard M. Tannenbaum, Chairman and Chief Executive Officer of the Company (together with Holdings, the "Buyers"), and RiverNorth, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund, RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise (collectively, the "Sellers").
Purchase and Sale of FSC Common Stock
On the terms and subject to the conditions of the PSA, the Buyers agreed to purchase 9,220,600 shares of FSC’s issued and outstanding common stock, par value $0.01 per share, each an FSC Share, from the Sellers, which FSC Shares (when combined with the FSC Shares Sellers are economically exposed to via cash-settled total return swaps) constituted all of the FSC Shares beneficially owned by the Sellers, for a per-share purchase price of $6.25, without interest. Under certain circumstances in connection with a breach of the PSA by the Buyers, Holdings and Mr. Tannenbaum may be liable for a $5,000,000 fee payable to Sellers. The parties have agreed to an outside closing date of March 31, 2016, for the purchase of the Shares from the Sellers, or the Closing Date. In connection with the PSA, Holdings and RiverNorth entered into an escrow agreement with JPMorgan Chase Bank, N.A., as escrow agent, pursuant to which a portion of the aggregate purchase price for the FSC Shares is being held in escrow.
Swaps
In the PSA, Holdings and certain Sellers also agreed to terms that may require Holdings, on the one hand, or such Sellers, on the other hand, to make certain payments to the other in connection with the settlement (or other payments) of certain cash-settled total return swaps held by such Sellers in respect of FSC Shares. In addition, the PSA requires such Sellers to request and use their best efforts to cause the counterparty to such swaps to vote the FSC Shares held by such counterparty, as of the record date for any meeting of FSC’s stockholders, in accordance with the recommendations of FSC’s board of directors.
Annual Meeting Matters
The PSA provides that RiverNorth has irrevocably withdrawn and rescinded each proposal and each director nomination that it had put forth for consideration at FSC’s 2016 Annual Meeting of Stockholders.
Standstill
In the PSA, the Sellers have agreed to certain standstill obligations with respect to FSC and FSFR, until the later of the certification of votes for FSC’s 2017 Annual Meeting of Stockholders or the certification of votes for FSFR’s 2017 Annual Meeting of Stockholders, as applicable.

Amendment
On February 23, 2016, the Company entered into an amendment, or the Amendment, to the previously PSA with the other parties thereto. The Amendment amended certain provisions of the PSA relating to the voting of the shares of FSFR’s common stock. In addition, the Amendment amended certain standstill provisions related to 40,000 shares of FSC’s common stock beneficially owned by Randy I. Rochman.
Warrant
In connection with the execution and delivery of the PSA, on February 18, 2016, the Company issued a warrant, or the Warrant, to RiverNorth. RiverNorth may exercise the Warrant, in whole but not in part, at any time after April 16, 2016, and prior to March 18, 2017. If RiverNorth duly exercises the Warrant, the Company must pay RiverNorth a cash settlement amount equal to the lesser of (i) $5,000,000 and (ii) the "Spread Value" determined pursuant to the following formula: Spread Value = the product of (a) the difference between the fair market value of one share of the Company’s Class A common stock, par value $0.01 per share ("Class A Common Stock"), and the warrant strike price, each as determined in accordance with the Warrant, multiplied by (b) the number shares of Class A Common Stock subject to the Warrant (i.e., the number of shares of Class A Common Stock equal to the quotient of $10,000,000 divided by the warrant strike price).
Instead of paying the cash settlement amount described above, the Company may elect, prior to December 18, 2016, to settle all or part of the Warrant by delivering to RiverNorth a number of shares of Class A Common Stock equal to the quotient of (i) the settlement amount that the Company elects to settle in shares of Class A Common Stock divided by (ii) the exercise price, as determined in accordance with the Warrant. In addition, the Company’s election to settle the Warrant by delivery of shares of its Class A Common Stock is subject to (a) approval by the Company’s board of directors, including a majority of the independent directors thereof if such approval by a majority of the independent directors thereof is required by applicable law or the rules of the NASDAQ Stock Market, or if the Company’s board of directors, after taking into account the advice of outside counsel, reasonably believes that such approval by a majority of the independent directors thereof is reasonably necessary in the discharge of its fiduciary duties and (b) any approval of the Company’s stockholders that is required pursuant to the rules of the NASDAQ Stock Market.
Letter Agreement
In connection with the execution and delivery of the PSA, Holdings and Mr. Tannenbaum have entered into a letter agreement, or the Letter Agreement, that provides that Holdings will purchase the maximum number of Shares that the Company determines, in its sole discretion, Holdings can purchase with immediately available funds and that will not violate any of the terms or conditions of any debt or other contractual arrangement to which Holdings is a party or its property or assets are subject or cause Holdings to be an "investment company" (as such term is defined in the Investment Company Act of 1940, as amended). Any additional Shares that Buyers are obligated to purchase pursuant to the PSA will be purchased by Mr. Tannenbaum. The Letter Agreement also provides for mutual indemnification of the parties in connection with their obligations under the PSA and the Letter Agreement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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
(b) See Index to Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended on October 13, 2014	10-Q	001-36701	3.1	12/15/2014
3.2	Second Amended and Restated Bylaws, as adopted on December 14, 2015	8-K	001-36701	3.1	12/16/2015
4.1	Form of Class A Common Stock Certificate	S-1	333-196813	4.1	09/22/2014
4.2	Warrant, dated February 18, 2016, by and between Fifth Street Asset Management Inc. and RiverNorth Capital Management, LLC	8-K	001-36701	10.2	02/19/2016
10.1	Amended and Restated Limited Partnership Agreement of Fifth Street Holdings, L.P., dated of October 29, 2014	8-K	001-36701	10.1	11/04/2014
10.3	Exchange Agreement by and among Fifth Street Asset Management, Fifth Street Holdings and the limited partners of Fifth Street Holdings party thereto, dated as of November 4, 2014.	8-K	001-36701	10.2	11/04/2014

10.4	Tax Receivable Agreement, dated as of October 29, 2014, by and among Fifth Street Asset Management, Fifth Street Holdings and the Principals, as defined therein, dated as of October 29, 2014.	8-K	001-36701	10.3	11/04/2014
10.5	Registration Rights Agreement, by and among Fifth Street Asset Management, Fifth Street Holdings and the Covered Persons party thereto, dated as of November 4, 2014.	8-K	001-36701	10.4	11/04/2014
10.6	Third Amended and Restated Investment Advisory Agreement between the Fifth Street Management LLC and Fifth Street Finance Corp., dated as of January 19, 2016	8-K	001-36701	10.1	01/20/2016
10.7	Investment Advisory Agreement between the Fifth Street Management LLC and Fifth Street Senior Floating Rate Corp, dated as of June 27, 2013	S-1	333-196813	10.7	09/22/2014
10.11	The Fifth Street Deferred Bonus and Retention Plan, as amended and restated January 2015 †	8-K	001-36701	10.1	01/22/2015
10.12	Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan †	8-K	001-36701	10.10	11/04/2014
10.13	Amended and Restated Employment Offer, by and among Fifth Street Management LLC, FSC CT, Inc. and Todd G. Owens, dated as of October 30, 2014. †	8-K	001-36701	10.6	11/04/2014
10.14	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Bernard D. Berman, dated as of October 29, 2014. †	8-K	001-36701	10.7	11/04/2014
10.15	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Alexander C. Frank, dated as of October 29, 2014. †	8-K	001-36701	10.8	11/04/2014
10.16	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Ivelin M. Dimitrov, dated as of October 29, 2014. †	8-K	001-36701	10.9	11/04/2014
10.17	Form of Non-Competition, Non-Solicitation and Non-Disclosure Agreement by and between FSC CT, Inc. and each of Bernard D. Berman, Alexander C. Frank, Ivelin M. Dimitrov and Todd G. Owens †	S-1	333-196813	10.17	09/25/2014
10.18	Credit Agreement, dated as of November 4, 2014, by and among Fifth Street Holdings L.P., the subsidiary guarantors party thereto, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent.	8-K	001-36701	10.5	11/04/2014
10.19	Form of Indemnification Agreement for non-employee directors and officers†	8-K	001-36701	10.1	12/16/2015
10.20	Purchase and Settlement Agreement, dated as of February 18, 2016, by and among Fifth Street Finance Corp., Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund, RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise.	8-K	001-36701	10.1	02/19/2016
10.21	Amendment No. 1 to the Purchase and Settlement Agreement, dated as of February 23, 2016, by and among Fifth Street Finance Corp., Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund and RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise.	8-K/A	001-36701	10.4	02/24/2016
10.22	Letter Agreement, dated February 18, 2016, by and between Fifth Street Holdings L.P. and Leonard M. Tannenbaum.	8-K	001-36701	10.3	02/19/2016

10.23
Amendment No. 1 to Credit Agreement, dated as of February 29, 2016, by and among Fifth Street Holdings L.P., the Guarantors party thereto, the Lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.
X
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
Leonard M. Tannenbaum
Chief Executive Officer
Date: March 18, 2016

Each person whose signature appears below constitutes and appoints Leonard M. Tannenbaum and Alexander C. Frank his true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2015 and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LEONARD M. TANNENBAUM Leonard M. Tannenbaum	Chairman and Chief Executive Officer (principal executive officer)	March 18, 2016

/s/ ALEXANDER C. FRANK Alexander C. Frank	Chief Operating Officer and Financial Officer (principal financial and accounting officer)	March 18, 2016

/s/ THOMAS H. BRANDT Thomas H. Brandt	Director	March 18, 2016

/s/ WAYNE COOPER Wayne Cooper	Director	March 18, 2016

/s/ THOMAS L. HARRISON Thomas L. Harrison	Director	March 18, 2016

/s/ JAMES F. VELGOT James F. Velgot	Director	March 18, 2016

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended on October 13, 2014	10-Q	001-36701	3.1	12/15/2014
3.2	Second Amended and Restated Bylaws, as adopted on December 14, 2015	8-K	001-36701	3.1	12/16/2015
4.1	Form of Class A Common Stock Certificate	S-1	333-196813	4.1	09/22/2014
4.2	Warrant, dated February 18, 2016, by and between Fifth Street Asset Management Inc. and RiverNorth Capital Management, LLC	8-K	001-36701	10.2	02/19/2016
10.1	Amended and Restated Limited Partnership Agreement of Fifth Street Holdings, L.P., dated of October 29, 2014	8-K	001-36701	10.1	11/04/2014
10.3	Exchange Agreement by and among Fifth Street Asset Management, Fifth Street Holdings and the limited partners of Fifth Street Holdings party thereto, dated as of November 4, 2014.	8-K	001-36701	10.2	11/04/2014
10.4	Tax Receivable Agreement, dated as of October 29, 2014, by and among Fifth Street Asset Management, Fifth Street Holdings and the Principals, as defined therein, dated as of October 29, 2014.	8-K	001-36701	10.3	11/04/2014
10.5	Registration Rights Agreement, by and among Fifth Street Asset Management, Fifth Street Holdings and the Covered Persons party thereto, dated as of November 4, 2014.	8-K	001-36701	10.4	11/04/2014
10.6	Third Amended and Restated Investment Advisory Agreement between the Fifth Street Management LLC and Fifth Street Finance Corp., dated as of January 19, 2016	8-K	001-36701	10.1	01/20/2016
10.7	Investment Advisory Agreement between the Fifth Street Management LLC and Fifth Street Senior Floating Rate Corp, dated as of June 27, 2013	S-1	333-196813	10.7	09/22/2014
10.11	The Fifth Street Deferred Bonus and Retention Plan, as amended and restated January 2015 †	8-K	001-36701	10.1	01/22/2015
10.12	Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan †	8-K	001-36701	10.10	11/04/2014
10.13	Amended and Restated Employment Offer, by and among Fifth Street Management LLC, FSC CT, Inc. and Todd G. Owens, dated as of October 30, 2014. †	8-K	001-36701	10.6	11/04/2014
10.14	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Bernard D. Berman, dated as of October 29, 2014. †	8-K	001-36701	10.7	11/04/2014
10.15	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Alexander C. Frank, dated as of October 29, 2014. †	8-K	001-36701	10.8	11/04/2014
10.16	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Ivelin M. Dimitrov, dated as of October 29, 2014. †	8-K	001-36701	10.9	11/04/2014
10.17	Form of Non-Competition, Non-Solicitation and Non-Disclosure Agreement by and between FSC CT, Inc. and each of Bernard D. Berman, Alexander C. Frank, Ivelin M. Dimitrov and Todd G. Owens †	S-1	333-196813	10.17	09/25/2014
10.18	Credit Agreement, dated as of November 4, 2014, by and among Fifth Street Holdings L.P., the subsidiary guarantors party thereto, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent.	8-K	001-36701	10.5	11/04/2014
10.19	Form of Indemnification Agreement for non-employee directors and officers†	8-K	001-36701	10.1	12/16/2015

10.20	Purchase and Settlement Agreement, dated as of February 18, 2016, by and among Fifth Street Finance Corp., Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund, RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise.	8-K	001-36701	10.1	02/19/2016
10.21	Amendment No. 1 to the Purchase and Settlement Agreement, dated as of February 23, 2016, by and among Fifth Street Finance Corp., Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund and RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise.	8-K/A	001-36701	10.4	02/24/2016
10.22	Letter Agreement, dated February 18, 2016, by and between Fifth Street Holdings L.P. and Leonard M. Tannenbaum.	8-K	001-36701	10.3	02/19/2016
10.23
Amendment No. 1 to Credit Agreement, dated as of February 29, 2016, by and among Fifth Street Holdings L.P., the Guarantors party thereto, the Lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.
X
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