Form 10-Q
period 2016-03-31
Fifth Street Asset Management Inc.
filed 2016-05-16
CIK 1611988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of May 16, 2016 was 5,842,315. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of May 16, 2016 was 42,856,854.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended, (the "Exchange Act"), that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. We believe these factors include, but are not limited to, those described under "Risk Factors" in this Quarterly Report on Form 10-Q and in "Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC's website at www.sec.gov. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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
When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•
"Adjusted Net Income" represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, including the amortization of equity-based awards related to the Reorganization and initial public offering, (ii) non-recurring underwriting costs relating to public offerings of our funds, (iii) unrealized gains (losses) on beneficial interests in CLOs, MMKT Notes and derivative liabilities, (iv) certain litigation-related costs and (v) other non-recurring items;

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

•	"Principals" refers to Leonard M. Tannenbaum and Bernard D. Berman and, where applicable, any entities controlled directly or indirectly by them;

•	"SLF I" refers to Fifth Street Senior Loan Fund I, LLC, a fund in our senior loan fund strategy, previously managed by Fifth Street Management prior to CLO I securitization;

•	"SLF II" refers to Fifth Street Senior Loan Fund II, LLC, a fund in our senior loan fund strategy, previously managed by Fifth Street Management prior to CLO II securitization;

•	"SMA" means a separately managed account; and

•	"TRA recipients" refers to the Principals and Ivelin M. Dimitrov.
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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Fifth Street Asset Management Inc.
 Consolidated Statements of Financial Condition

	As of
	March 31, 2016	December 31, 2015
Assets	(unaudited)
Cash and cash equivalents	$5,409,314	$17,185,204
Management fees receivable (includes Part I Fees of $4,938,068 and $(555,663) at March 31, 2016 and December 31, 2015, respectively)	17,369,944	4,879,785
Performance fees receivable	104,484	224,618
Prepaid expenses (includes $676,789 related to income taxes at March 31, 2016 and December 31, 2015)	2,486,596	1,284,759
Investments in equity method investees	427,824	6,427,272
Investments in available-for-sale securities (cost March 31, 2016: $48,706,292; cost December 31, 2015: $26,389,015)	43,392,583	26,771,258
Beneficial interests in CLOs at fair value: (cost March 31, 2016: $24,770,260; cost December 31, 2015: $24,617,568)	22,842,057	23,537,629
Due from affiliates	2,675,657	3,943,384
Fixed assets, net	8,936,040	9,893,521
Deferred tax assets	51,690,338	51,180,237
Deferred financing costs	1,806,726	1,929,433
Other assets	3,889,952	3,976,420
Total assets	$161,031,515	$151,233,520
Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$5,434,432	$5,324,842
Accrued compensation and benefits	3,047,600	10,448,260
Income taxes payable	28,559	28,559
Loans payable (including $2,247,740 and $4,738,026 at March 31, 2016 and December 31, 2015, respectively, of MMKT Notes at fair value)	19,220,354	21,710,640
Credit facility payable	90,000,000	65,000,000
Dividend payable	1,651,149	1,748,062
Derivative liabilities	4,676,019	—
Due to affiliates	26,296	24,257
Deferred rent liability	3,099,150	3,146,210
Payable to related parties pursuant to tax receivable agreements	45,486,114	45,486,114
Total liabilities	172,669,673	152,916,944
Commitments and contingencies
Equity (deficit)
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value 500,000,000 shares authorized; 5,822,672 shares issued and 5,798,614 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	58,227	58,227
Class B common stock, $0.01 par value 50,000,000 shares authorized; 42,856,854 shares issued and outstanding as of March 31, 2016 and December 31, 2015	428,569	428,569
Additional paid-in capital	3,050,844	2,661,253
Accumulated other comprehensive income (loss)	(372,262)	27,276
Accumulated deficit	(1,403,466)	—
	1,761,912	3,175,325
Less: Treasury stock, at cost: 24,058 shares as of March 31, 2016 and December 31, 2015	(180,064)	(180,064)
Total stockholders' equity, Fifth Street Asset Management Inc.	1,581,848	2,995,261
Non-controlling interests	(13,220,006)	(4,678,685)
Total deficit	(11,638,158)	(1,683,424)
Total liabilities and deficit	$161,031,515	$151,233,520

All management and performance fees are earned from affiliates of the Company. See notes to Consolidated Financial Statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Income
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues		(see Note 2)
Management fees (includes Part I Fees of $4,938,068 and $8,021,134 for the three months ended March 31, 2016 and 2015, respectively)	$17,087,545	$23,099,278
Performance fees	25,764	89,602
Other fees	1,934,422	1,769,735
Total revenues	19,047,731	24,958,615
Expenses
Compensation and benefits	8,768,625	9,307,686
General, administrative and other expenses	7,301,492	3,272,820
Depreciation and amortization	417,722	402,706
Total expenses	16,487,839	12,983,212
Other income (expense)
Interest income	339,602	12,108
Interest expense	(1,114,999)	(371,181)
Unrealized gain on MMKT Notes	2,582,405	—
Unrealized loss on beneficial interests in CLOs	(848,264)	—
Unrealized loss on derivatives	(4,676,019)	—
Loss on settlement (see Note 1)	(10,419,274)	—
Other income (expense), net	211,587	51,048
Total other income (expense), net	(13,924,962)	(308,025)
Income (loss) before provision (benefit) for income taxes	(11,365,070)	11,667,378
Provision (benefit) for income taxes	(265,412)	1,188,832
Net income (loss)	(11,099,658)	10,478,546
Net (income) loss attributable to non-controlling interests	9,860,273	(9,181,944)
Net income (loss) attributable to Fifth Street Asset Management Inc.	$(1,239,385)	$1,296,602

Net income (loss) per share attributable to Fifth Street Asset Management Inc. Class A common stock - Basic	$(0.21)	$0.22
Net income (loss) per share attributable to Fifth Street Asset Management Inc. Class A common stock - Diluted	$(0.24)	$0.21
Weighted average shares of Class A common stock outstanding - Basic	5,798,614	6,000,033
Weighted average shares of Class A common stock outstanding - Diluted	5,798,614	6,042,777

 All revenues are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Net income (loss)	$(11,099,658)	$10,478,546
Other comprehensive income (loss):
Adjustment for change in fair value on available-for-sale securities	(5,695,952)	—
Tax effect on adjustment for change in fair value on available-for-sale securities	263,706	—
Total comprehensive income (loss)	(16,531,904)	10,478,546
Comprehensive (income) loss attributable to non-controlling interests	14,892,981	(9,181,944)
Comprehensive income (loss) attributable to Fifth Street Asset Management Inc.	$(1,638,923)	$1,296,602

See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statement of Changes in Equity
For the Three Months Ended March 31, 2016
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated deficit	Treasury Stock	Non-Controlling Interests	Total Deficit
	Shares	Amount	Shares	Amount

Balance, December 31, 2015	5,822,672	$58,227	42,856,854	$428,569	$2,661,253	$27,276	$—	$(180,064)	$(4,678,685)	$(1,683,424)
Cumulative effect of ASU 2016-09 adoption	—	—	—	—	145,127	—	(164,081)	—	(160,023)	(178,977)
Accrued dividends - $0.10 per Class A common share	—	—	—	—	(579,861)	—	—	—	—	(579,861)
Accrual of dividends on restricted stock units	—	—	—	—	(15,615)	—	—	—	(118,489)	(134,104)
Deemed capital contribution (see Note 1)	—	—	—	—	676,616	—	—	—	5,134,178	5,810,794
Amortization of equity-based compensation	—	—	—	—	163,324	—	—	—	1,495,994	1,659,318
Change in fair value on available-for-sale securities, net of tax	—	—	—	—	—	(399,538)	—	—	(5,032,708)	(5,432,246)
Net loss	—	—	—	—	—	—	(1,239,385)	—	(9,860,273)	(11,099,658)
Balance, March 31, 2016	5,822,672	$58,227	42,856,854	$428,569	$3,050,844	$(372,262)	$(1,403,466)	$(180,064)	$(13,220,006)	$(11,638,158)

 See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities		(see Note 2)
Net income (loss)	$(11,099,658)	$10,478,546
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	346,949	331,932
Amortization of fractional interests in aircrafts	70,773	70,774
Amortization of deferred financing costs	122,707	125,833
Amortization of equity-based compensation	1,661,357	1,485,110
Write-off of capitalized software costs	624,512	—
Unrealized loss on beneficial interests in CLOs	848,264	—
Interest income accreted on beneficial interest in CLOs	(339,594)	—
Interest expense on MMKT Notes	92,119	—
Deferred taxes	(246,396)	—
Deferred rent	(47,060)	(44,017)
Unrealized gain on MMKT Notes	(2,582,405)	—
Loss on settlement	10,419,274	—
Unrealized loss on derivatives	4,676,019	—
(Income) loss from equity method investments	(552)	9,952
Changes in operating assets and liabilities:
Management fees receivable	(12,490,159)	3,997,181
Performance fees receivable	120,134	(89,602)
Prepaid expenses	(1,201,837)	260,374
Due from affiliates	1,267,727	1,431,842
Other assets	15,695	(11,359)
Accounts payable and accrued expenses	109,590	(727,199)
Accrued compensation and benefits	(7,400,660)	(7,853,946)
Income taxes payable	—	672,066
Due to affiliates	—	(16,863)
Net cash provided by (used in) operating activities	(15,033,201)	10,120,624
Cash flows from investing activities
Purchases of fixed assets	(13,980)	(132,345)
Redemptions of equity method investments	6,000,000	—
Distributions received from beneficial interest in CLO	186,902	225,282
Purchases of investments in available-for-sale securities	(26,925,757)	—
Purchases of beneficial interest in CLO	—	(612,889)
Net cash used in investing activities	(20,752,835)	(519,952)
Cash flows from financing activities
Proceeds from loan payable	—	50,351
Proceeds from borrowings under credit facility	25,000,000	9,000,000
Repayments under credit facility	—	(6,000,000)
Capital contributions from non-controlling interests	—	20,000
Distributions to members	—	(14,608,667)
Dividends to Class A shareholders	(989,854)	—
Net cash provided by (used in) financing activities	24,010,146	(11,538,316)
Net decrease in cash and cash equivalents	(11,775,890)	(1,937,644)
Cash and cash equivalents, beginning of period	17,185,204	3,238,008
Cash and cash equivalents, end of period	$5,409,314	$1,300,364

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$678,575	$210,390
Cash paid during the period for income taxes	$250	$550,000
Non-cash investing activities:
Non-cash distributions received from equity method investments	$—	$3,874,195
Non-cash purchases of beneficial interest in CLO	$—	$3,874,195
Non-cash financing activities:
Deemed capital contribution	$5,810,794	$—
Non-cash contribution to FSOF	$—	$106,635
Non-cash distribution from FSOF	$—	$106,635

 All management and performance fees are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Exchange Agreement
In connection with the Reorganization, FSAM entered into an exchange agreement with the limited partners of Fifth Street Holdings that granted each limited partner of Fifth Street Holdings, and certain permitted transferees, the right, beginning two years after the closing of the IPO and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications (collectively referred to as the "Exchange Agreement"). As a result, each limited partner of Fifth Street Holdings, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A common stock of FSAM, which can more readily be sold in the public markets. As of March 31, 2016 and December 31, 2015, FSAM held approximately 11.6% of Fifth Street Holdings. FSAM’s percentage ownership in Fifth Street Holdings will continue to change as Holdings LP Interests are exchanged for Class A common stock of FSAM or when FSAM otherwise issues or repurchases FSAM common stock.
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
RiverNorth Settlement
On February 18, 2016, the Company entered into a purchase and settlement agreement ("PSA") with RiverNorth Capital Management, LLC ("RiverNorth") pursuant to which RiverNorth would withdraw its competing FSC proxy solicitation. In connection with the execution and delivery of the PSA, on March 24, 2016, the Company purchased 4,078,304 shares of common stock of FSC for $25 million of cash at a purchase price of $6.13 per share, net of certain dividends payable to the Company pursuant to the PSA. Pursuant to a letter agreement with the Company, Leonard M. Tannenbaum purchased 5,142,296 shares of common stock of FSC at a net purchase price of $6.13 per share. During the three months ended March 31, 2016, the Company recorded a loss of $10,419,274 on the purchase which represented the premium paid by the Company and Mr. Tannenbaum in excess of the FSC closing share price on the date of the transaction. The premium paid by Mr. Tannenbaum was included as a loss in the consolidated financial statements since the Company directly benefited from this payment.
In addition, the Company issued RiverNorth a warrant to purchase 2,718,425 shares of Class A common stock that upon exercise, the Company will pay RiverNorth an amount equal to the lesser of (i) $5 million and (ii) the spread value of the warrant which is based on a $3.68 strike price. The warrant can be exercised any time after April 16, 2016 and expires on March 18, 2017. Prior to December 18, 2016, the Company can elect to settle the warrant in shares of Class A common stock of the Company. The Company also entered into a swap agreement with RiverNorth whereas on each settlement date, if the settlement date share price of FSC common stock is less than $6.25, the Company must pay RiverNorth for the excess of $6.25 over the settlement date share price multiplied by the 3,878,542 notional Class A common shares underlying the swap. Alternatively, if the settlement date share price of FSC common stock is greater than $6.25, RiverNorth must pay the Company for the excess of the settlement date share price over $6.25 in cash. The settlement dates range from October 2016 to January 2017. The Company is also entitled to certain additional payments as dividends are earned by RiverNorth from FSC common stock prior to the settlement date. The Company recorded an unrealized loss of $4,676,019 which represents the fair value of the swap and warrant as of March 31, 2016. Refer to Note 4 for further information.

MMKT Exchange LLC
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
As of March 31, 2016, MMKT reevaluated alternatives for the business, and as a result, determined it was appropriate to scale back its business operations. As a result, during the three months ended March 31, 2016, the MMKT Notes were written

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

down to reflect the net tangible assets of the business which resulted in a an unrealized gain of $2,582,405. Additionally, previously capitalized software costs of $624,512 were written off as it was determined it was no longer probable that the software being developed would be placed into service.

Note 2. Revision of Previously Issued Financial Statements
Revision
During 2015, the Company identified errors in the calculation of Part I Fees that were originally recognized as revenue in the first quarter of 2012 through the third quarter of 2015. The identified errors related to incorrect information used by FSC CT LLC, the Company's administrator, a wholly-owned subsidiary of the Company. The errors related primarily to the timing of when Part I fees should have been recognized. The Company also incorrectly recorded certain reimbursements from the BDCs on a net basis during the interim periods of 2015 and year ended December 31, 2014, respectively. This error had no impact on net income as the correction was to gross-up revenue - other fees and general, administrative and other expenses by the same amounts. The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin ("SAB") No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements. However, the Company concluded the cumulative corrections of these errors would be material to the Company's 2015 financial statements and, therefore, it was not appropriate to recognize the cumulative corrections during 2015. Consequently, the Company revised the three months ended March 31, 2015 financial statements to correct these errors (the "Revision") as well as other unrelated, immaterial out-of-period adjustments that had been previously recorded. The Revision had no net impact on the Company’s net cash provided by operating activities for any period presented.
The Holdings Limited Partners have refunded all of the prematurely paid fees to the Company, including interest, and therefore none of the expense was borne by the Class A stockholders of FSAM.
Set forth below is a summary of the financial statement line items impacted by the Revision as of and for the three months ended March 31, 2015 presented in this Form 10-Q.

	Three Months Ended March 31, 2015
Consolidated Statements of Income:	As previously reported	Adjustments	As revised
Management fees	$23,579,398	$(480,120)	$23,099,278
Other fees	1,201,124	568,611	1,769,735
Total revenues	24,870,124	88,491	24,958,615
General administrative and other expenses	2,801,309	471,511	3,272,820
Total expenses	12,511,701	471,511	12,983,212
Income before provision for income taxes	12,050,398	(383,020)	11,667,378
Provision for income taxes	(1,222,066)	33,234	(1,188,832)
Net income	10,828,332	(349,786)	10,478,546
Net income attributable to non-controlling interests	(9,519,002)	337,058	(9,181,944)
Net income attributable to Fifth Street Asset Management Inc.	$1,309,330	$(12,728)	$1,296,602
Net income per share attributable to Fifth Street Asset Management Inc. - Diluted	$0.22	$(0.01)	$0.21

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

	Three Months Ended March 31, 2015
Consolidated Statement of Cash Flows:	As previously reported	Adjustments	As revised
Cash flows from operating activities:
Net income	$10,828,332	$(349,786)	$10,478,546
Management fees receivable	3,517,061	480,120	3,997,181
Prepaid expenses	293,608	(33,234)	260,374
Net cash provided by operating activities	10,023,524	97,100	10,120,624
Cash flows from investing activities:
Purchases of fixed assets	$(35,245)	(97,100)	(132,345)
Net cash used in investing activities	$(422,852)	(97,100)	(519,952)

Note 3. Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. All significant intercompany transactions and balances have been eliminated in consolidation.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
As of March 31, 2016 and December 31, 2015, the Company has recorded the following amounts in its Consolidated Statements of Financial Condition relating to Fifth Street Holdings:

	March 31, 2016	December 31, 2015
Assets	(unaudited)
Cash and cash equivalents	$5,393,437	$16,030,340
Management fees receivable	17,369,944	4,879,785
Performance fees receivable	104,484	224,618
Prepaid expenses	1,815,837	633,016
Investments in equity method investees	427,824	6,427,272
Investments in available-for-sale securities (cost March 31, 2016: $48,706,292; cost December 31, 2015: $26,389,015)	43,392,583	26,771,258
Beneficial interests in CLOs at fair value: (cost March 31, 2016: $24,770,260; cost December 31, 2015: $24,617,568)	22,842,057	23,537,629
Due from affiliates (1)	7,098,239	8,469,671
Fixed assets, net	8,936,040	9,893,521
Deferred financing costs	1,806,726	1,929,433
Other assets	3,889,952	3,972,330
Total assets	$113,077,123	$102,768,873

Liabilities
Accounts payable and accrued expenses	$5,434,431	$5,324,842
Accrued compensation and benefits	3,047,600	10,448,260
Income taxes payable	214,681	214,681
Loans payable	19,220,354	21,710,640
Credit facility payable	90,000,000	65,000,000
Dividend payable	1,071,288	758,208
Derivative liability	4,676,019	—
Due to affiliates (2)	612,602	715,401
Deferred rent liability	3,099,150	3,146,209
Deferred tax liabilities	200,937	200,937
Total liabilities	127,577,062	107,519,178
Deficit	(14,499,939)	(4,750,305)
Total liabilities and deficit	$113,077,123	$102,768,873
_____________
(1) The amounts due from affiliates include $4,422,582 that is eliminated in consolidation.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

(2) The amounts due to affiliates include $586,306 that is eliminated in consolidation.
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
Unconsolidated Variable Interest Entities
The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company's interest in such entities generally is in the form of direct interests and fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. The Company's interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs as of March 31, 2016 is $23,828,264, which represents the fair value of beneficial interests as well as management fees receivable at such date.
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
The Company determined that it did not have an obligation to absorb expected losses that could be significant to CLO I and CLO II. Therefore, FSM is not considered to be the primary beneficiary of CLO I. As a result, the Company does not consolidate the financial results of CLO I and CLO II. As of March 31, 2016, investments held by the Company in the senior secured and subordinated notes of the CLOs are included within "Beneficial interests in CLOs at fair value" on the Consolidated Statements of Financial Condition.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions affecting amounts reported in the consolidated financial statements and accompanying notes. The most significant of these estimates are related to: (i) the valuation of equity-based compensation, (ii) the estimate of future taxable income, which impacts the carrying amount of the Company’s deferred income tax assets, (iii) the determination of net tax benefits in connection with the Company's tax receivable agreements, (iv) the valuation of the Company's investments, (v) the valuation of derivative liabilities and (vi) the valuation of the MMKT Notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions.
For the three months ended March 31, 2016 and 2015, substantially all revenues and receivables were earned or derived from advisory or administrative services provided to the BDCs and other affiliated entities.
The Company is dependent on its chief executive officer, Leonard M. Tannenbaum, who holds over 90% of the combined voting power of the Company through his ownership of shares of common stock. If for any reason the services of the Company's chief executive officer were to become unavailable, there could be a material adverse effect on the Company's operations, liquidity and profitability.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
The Company earned interest income of $339,594 from beneficial interests in CLOs for the three months ended March 31, 2016.
Fair Value Option
The Company has elected the fair value option, upon initial recognition, for all beneficial interests in CLOs, which had a cost of $24,770,260. There were $848,264 of unrealized losses recorded on beneficial interests in CLOs for the three months ended March 31, 2016.
The Company has also elected the fair value option, upon initial recognition, on the MMKT Notes, which had a cost of $4,738,026, included in loans payable on the Consolidated Statements of Financial Condition. There was an unrealized gain of $2,582,405 recognized on MMKT Notes during the three months ended March 31, 2016 (see Note 9).
The fair value option permits the irrevocable election of fair value on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement with its peers in the asset management industry. Changes in the fair value of these assets and liabilities and related interest income/expense are recorded within other income (expense) in the Consolidated Statements of Income. Refer to Note 5 for a description of valuation methodologies for each of the financial instruments mentioned above.
Derivative Instruments
Derivative instruments include warrant and swap contracts issued in connection with the RiverNorth settlement. The derivative instruments are not designated as hedging instruments under the accounting standards for derivative and hedging. All

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

derivatives are recognized in Derivative Liabilities at fair value and are presented gross in the Consolidated Statements of Financial Condition with changes in fair value recorded in Unrealized Gain (Loss) on Derivatives in the accompanying Consolidated Statements of Income. Upon settlement of the instrument, the Company records Realized Gain (Loss) on Derivatives in the Consolidated Statements of Income.
The Company’s derivative instruments contain credit risk to the extent that its counterparty may be unable to meet the terms of the agreements. The Company’s derivative instruments also contain market risk in excess of the amounts reflected in the Consolidated Statements of Financial Condition based on future changes to underlying share prices. No collateral has been pledged and/or received with the counterparty, and the Company’s derivatives instruments are not subject to a master netting arrangement.
See Note 4 for quantitative disclosures regarding derivative instruments.
Fixed Assets
Fixed assets consist of furniture, fixtures and equipment (including automobiles, computer hardware and purchased software), software developed for internal use and leasehold improvements, and are recorded at cost, less accumulated depreciation and amortization. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to eight years). Software developed for internal use, which is amortized over three years, consists of costs incurred during the application development stage of software developed for the Company's proprietary use and includes costs of company personnel who are directly associated with the development. Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is shorter, and ranges from five to 10 years. Routine expenditures for repairs and maintenance are charged to expense when incurred. Major betterments and improvements are capitalized. Upon retirement or disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statements of Income. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset's carrying value may not be fully recovered. During the three months ended March 31, 2016, there was a $624,512 of impairment related to MMKT capitalized software costs (see Note 7). During the three months ended March 31, 2015, there were no impairments recognized.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
Effective January 1, 2016, the Company elected to early adopt ASU 2016-09. The primary impact of the Company's adoption was limited to the accounting for forfeitures of certain stock based awards, which is adopted on a modified retrospective basis. Upon adoption, the Company no longer estimates forfeitures. Rather, the Company has elected to account for forfeitures as they occur.
The value of the award is amortized on a straight-line basis over the requisite service period and is included within compensation and benefits (except for grants to non-employees which are included in general, administrative and other expenses) in the Company’s Consolidated Statements of Income.
The Company records deferred tax assets or liabilities for equity compensation plan awards based on deductions for income tax purposes of stock-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company is expected to receive a tax deduction. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax returns are recorded as an adjustment to the provision (benefit) for income taxes on the Consolidated Statements of Income.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Other Income (Expense)
Other income (expense) includes the following:
Interest income
Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected.
Interest expense
Interest expense consists primarily of interest expense related to the Company's credit facility and other borrowings, which may have variable interest rates. The amortization of deferred financing costs, if any, are included in interest expense.
Realized gain (loss)
Gains or losses on financial instruments are realized when the Company sells all or a portion of its interests or when the Company receives a distribution of capital in excess of its cost.
Unrealized gain (loss)
Unrealized gain (loss) results from changes in the fair value of the respective financial instruments, as well as the reversal of unrealized gains or losses.
Other Income (Expense), Net
Other income (expense), net primarily consists of dividend income and other miscellaneous items.
Income Taxes
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. The new standards will be effective for the Company on January 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that new standards will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and its ongoing financial reporting.
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
In April 2015, the FASB issued ASU 2015-03, which changes the presentation of debt issuance costs in a reporting entity's financial statements. Under this new guidance, debt issuance costs will be presented as a direct deduction from the related debt liability instead of an asset. This accounting change is consistent with the current presentation under GAAP for debt discounts and it also converges the guidance under GAAP with that in the International Financial Reporting Standards. Debt issuance costs will reduce the proceeds from debt borrowings in the statement of cash flows instead of being presented as a separate caption in the financing section of that statement. Amortization of debt issuance costs will continue to be reported as interest expense in the statement of income. Additionally, in August 2015, the FASB issued ASU 2015-15, which provides further clarification on the same topic and states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company's adoption on this guidance during the three months ended March 31, 2016 did not have a material impact on the consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended March 31, 2016.  The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The guidance in this ASU supersedes the leasing guidance in Topic 840, "Leases." Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company did not early adopt the new guidance during the three months ended March 31, 2016. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09. The objective of the guidance in ASU 2016-09 is to reduce the cost and complexity of providing stock compensation information while maintaining or improving the usefulness of the information. ASU 2016-09 amends previous guidance around when and how excess tax benefits or deficiencies should be recognized, and now requires excess tax benefits to be recognized in the income statement, regardless of whether it will reduce the Company’s taxes payable in the current period. ASU 2016-09 also allows companies to elect whether to use an estimated forfeiture rate, or to recognize forfeitures as they occur. Another change related to this update, is the movement of excess tax benefits from stock options from financing activities to operating activities within the Company's Consolidated Statements of Cash Flows. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those reporting periods, with early adoption permitted. The Company adopted ASU 2016-09 as of January 1, 2016 using a modified retrospective approach to account for the changes related to forfeiture estimates and the cumulative adjustment to reduce FSAM's equity by $178,977.
Note 4. Derivative Instruments
The table below summarizes the fair value and notional amounts of the Company's derivative instruments as of March 31, 2016.

	Notional	Fair Value
Derivative Liabilities
Swap	$24,240,888	$4,344,721
Warrant	10,000,000	331,298
Total	$34,240,888	$4,676,019

The table below summarizes the impact to the Consolidated Statements of Income from the Company's derivative instruments for the three months ended March 31, 2016.

Unrealized Gain (Loss) on Derivatives
Swap	$(4,344,721)
Warrant	(331,298)
Total Unrealized Loss on Derivatives	$(4,676,019)
The fair value of the warrant was determined by the Company using a Monte Carlo valuation model. The significant inputs to the Monte Carlo valuation model include the expected dividend yield, risk-free interest rate, expected volatility, discount for lack of marketability and expected life.
The fair value of the swap contracts are the amounts receivable or payable at the reporting date, taking into account the unadjusted closing price as of the reporting date of the underlying shares of FSC common stock.
The fair values of the derivative liabilities include inputs that are either observable or can be corroborated by observable market data for substantially the full term of the instruments. Therefore, the derivative liabilities are classified as level 2 in the fair value hierarchy.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 5. Investments and Fair Value Measurements
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
The following tables present the financial instruments carried at fair value as of March 31, 2016, by caption on the Company's Consolidated Statement of Financial Condition for each of the levels of hierarchy established by ASC 820:

Assets	Level 1	Level 2	Level 3	Total
Investments in available-for-sale securities	$43,392,583	$—	$—	$43,392,583
Beneficial interests in CLOs	—	—	22,842,057	22,842,057
	$43,392,583	$—	$22,842,057	$66,234,640

Liabilities	Level 1	Level 2	Level 3	Total
MMKT Notes	$—	$—	$2,247,740	$2,247,740
Derivative Liability - Swap	—	4,344,721	—	4,344,721
Derivative Liability - Warrant	—	331,298	—	331,298
	$—	$4,676,019	$2,247,740	$6,923,759

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.
The following table provides a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three months ended March 31, 2016:

	Beneficial interests in CLOs	MMKT Notes
Fair value at December 31, 2015	$23,537,629	$4,738,026
Distributions	(186,902)	—
Interest income or expense	339,594	92,119
Unrealized gains or losses	(848,264)	(2,582,405)
Fair value at March 31, 2016	$22,842,057	$2,247,740
The following table provides a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three months ended March 31, 2015:

Beneficial interests in CLOs
Fair value at December 31, 2014	$—
Purchases of investments	4,487,084
Fair value at March 31, 2015	$4,487,084

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Significant Unobservable Inputs for Level 3 Financial Instruments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 financial instruments, which are carried at fair value as of March 31, 2016:

Assets	Fair Value	Valuation Technique	Unobservable Input	Input Value
Beneficial interests in CLOs	$22,842,057	Discounted Cash Flow	Constant prepayment rate	15%
			Constant default rate	2%
			Loss severity rate	30%
Total	$22,842,057

Liabilities	Fair Value	Valuation Technique	Unobservable Input	Input Value
MMKT Notes	$2,247,740	Net tangible assets	N/A	N/A
Total	$2,247,740
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
Under the discounted cash flow approach, the significant unobservable inputs used in the fair value measurement of the Company's beneficial interests in the CLOs are the constant prepayment rate, constant default rate and loss severity. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. As of December 31, 2015, the cost of the MMKT Notes approximated fair value as there were recent market transactions. As of March 31, 2016, the fair value was determined based on MMKT's net book value.
Investments in Available-for-Sale Securities
The following table provides information about the Company's investments in available-for-sale securities for the three months ended March 31, 2016:

Securities	Shares	Cost	Fair Value	Gross Cumulative Unrealized Gains	Gross Cumulative Unrealized Losses
FSC common stock	8,399,520	$47,326,613	$42,165,590	$—	$(5,161,023)
FSFR common stock	154,728	1,379,679	1,226,993	—	(152,686)
Total	8,554,248	$48,706,292	$43,392,583	$—	$(5,313,709)
The Company determined that the unrealized losses from FSC and FSFR common are not other-than-temporary. This was due to the fact that the unrealized losses were not severe, and the Company intends and has the ability to hold the securities for a period of time sufficient for an anticipated recovery in value. In addition, all unrealized losses have been present for less than a year. No other-than-temporary impairment charges related to the Company’s investments in available-for-sale securities were recorded during the three months ended March 31, 2016.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Financial Instruments Disclosed, But Not Carried At Fair Value
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of March 31, 2016 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Risk Retention Term Loan	$12,972,614	$12,972,614	$—	$—	$12,972,614
Loan payable - DECD loan	4,000,000	4,038,173	—	—	4,038,173
Credit facility payable	90,000,000	90,000,000	—	—	90,000,000
Payables to related parties pursuant to tax receivable agreements	45,486,114	39,903,543	—	—	39,903,543
Total	$152,458,728	$146,914,330	$—	$—	$146,914,330
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2015 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Risk Retention Term Loan	$12,972,614	$12,972,614	$—	$—	$12,972,614
Loan payable - DECD loan	4,000,000	4,040,214	—	—	4,040,214
Credit facility payable	65,000,000	65,000,000	—	—	65,000,000
Payables to related parties pursuant to tax receivable agreements	45,486,114	40,015,336	—	—	40,015,336
Total	$127,458,728	$122,028,164	$—	$—	$122,028,164
The Company utilizes a bond yield approach to estimate the fair value of its DECD loan, which is included in Level 3 of the hierarchy. Under the bond yield approach, the Company uses its incremental borrowing rate to determine the present value of the future cash flow streams related to the liability.
The carrying values of the Risk Retention Term Loan and the credit facility payable approximate their fair value and are included in Level 3 of the hierarchy.
The Company utilizes a discounted cash flow approach to estimate the fair value of its payables to related parties pursuant to TRAs, which is included in Level 3 of the hierarchy. Under the discounted cash flow approach, the Company estimates the present value of estimated future tax benefits pursuant to the TRA discounted using a market interest rate.
Note 6. Due from Affiliates
In connection with administration agreements that are in place (see Note 11), the Company provides certain administrative services for the funds, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities.  For providing these services, facilities and personnel, the Fifth Street Funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreements.
Also, in the normal course of business, the Company pays certain expenses on behalf of the BDCs, primarily for travel and other costs associated with particular portfolio company holdings of the BDCs, for which it is reimbursed.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 7. Fixed Assets
Fixed assets consist of the following:

	March 31, 2016	December 31, 2015
Furniture, fixtures and equipment	$1,397,407	$1,519,742
Capitalized software costs (1)	—	624,512
Leasehold improvements	10,312,968	10,312,968
Fixed assets, cost	11,710,375	12,457,222
Less: accumulated depreciation and amortization	(2,774,335)	(2,563,701)
Fixed assets, net book value	$8,936,040	$9,893,521
____________
(1) The Company determined it was no longer probable that the MMKT software being developed would be completed and placed in service. As a result, the Company wrote off the capitalized software costs, and accordingly, a loss in the amount of $624,512 is included in other income (expense), net in the Consolidated Statement of Income for the three months ended March 31, 2016.
Depreciation and amortization expense related to fixed assets for the three months ended March 31, 2016 and March 31, 2015 was $346,949 and $331,932, respectively.

Note 8. Other Assets
Other assets consist of the following:

	March 31, 2016	December 31, 2015
Security deposits	$499,835	$499,835
Fractional interests in aircrafts (a)	3,231,417	3,302,190
Other	158,700	174,395
	$3,889,952	$3,976,420
__________________

(a)
In November 2013, the Company entered into an agreement that entitled it to the use of a corporate aircraft for five years. The amount paid, less the estimated trade-in value, is being amortized on a straight-line basis over the expected five-year term of the agreement. In December 2014, the Company sold half of this interest and entered into an agreement for a second corporate aircraft for five years. Amortization expense for the three months ended March 31, 2016 and March 31, 2015 was $70,773 and $70,774, respectively.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 9. Debt
Loans Payable
Loans payable consist of the following:

	March 31, 2016	December 31, 2015
DECD loan	$4,000,000	$4,000,000
MMKT Notes	2,247,740	4,738,026
Risk Retention Term Loan	12,972,614	12,972,614
	$19,220,354	$21,710,640
DECD Loan
On October 7, 2013, the Company borrowed $4,000,000 from the Department of Economic and Community Development (the "DECD") of the State of Connecticut. Proceeds from the loan were utilized to partially fund the build-out costs of the Company's new headquarters in Greenwich, CT. The loan bears interest at a fixed rate of 2.5% per annum, matures on November 21, 2023 and requires interest-only payments through November 1, 2017, at which point monthly payments of principal and interest are required until maturity or such time that the loan is repaid in full. As security for the loan, the Company has granted the State of Connecticut a blanket interest in the Company's personal property, subject only to prior security interests permitted by the State of Connecticut. For the three months ended March 31, 2016 and March 31, 2015, interest expense related to this loan was $24,863 and $24,657, respectively.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
FSM holds $649,060 of MMKT Notes at fair value as of March 31, 2016, which are eliminated in consolidation. The MMKT Notes do not represent additional claims on FSAM's general assets; rather, they represent claims against the specific assets of MMKT. Further, FSAM has not guaranteed any of the MMKT Notes. For the three months ended March 31, 2016, MMKT recorded $92,119 of interest expense recorded related to the MMKT Notes. As a result, during the three months ended March 31, 2016, the MMKT Notes were written down to reflect the net tangible assets of the business which resulted in a an unrealized gain of $2,582,405.
Risk Retention Term Loan
On September 28, 2015, CLO Management, a wholly-owned consolidated subsidiary of the Company, entered into a Risk Retention Term Loan to provide financing for its purchase of CLO II senior notes up to $17 million at a variable rate based on either LIBOR or a base rate plus an applicable margin. Borrowings under the Risk Retention Term Loan totaled $16,972,614, of which $4,000,000 was repaid, and accrue interest at a rate based on the interest rate on the financed notes and the weighted current cost basis which was 3.78% as of March 31, 2016. The Company's beneficial interests in CLO II in the aggregate amount of $20,119,989 at fair value are pledged as collateral for the Risk Retention Term Loan. The facility matures on September 29, 2027 with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger. The Risk Retention Term Loan contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. The Company is in compliance with all covenants as of March 31, 2016 and has $12,972,614 of borrowings outstanding under the Risk Retention Term Loan which approximated fair value. For the three months ended March 31, 2016, interest expense related to the Risk Retention Term Loan was $123,889.
Credit Facility
On November 4, 2014, Fifth Street Holdings entered into an unsecured revolving credit facility which matures on November 4, 2019 with certain lenders party thereto from time to time and Sumitomo Mitsui Banking Corporation, as administrative agent and joint lead arranger, and Morgan Stanley Senior Funding, Inc., as syndication agent and joint lead arranger. On February 29, 2016, the unsecured revolving credit facility was amended to reduce the aggregate revolver commitments of the lenders from $176 million to $146 million and provide, among other things, that certain risk retention debt incurred by subsidiaries engaged solely in managing collateralized loan obligations shall be permitted and excluded from certain financial covenant calculations, including leverage and interest coverage ratios. The revolving credit facility provides for $146 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the revolving credit facility accrue interest at an annual rate of LIBOR plus 2.00% per annum and the unused commitment fee under the facility is 0.30% per annum. The revolving credit facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. The revolving credit facility has a term of five years. As of March 31, 2016 and March 31, 2015, the Company had $90,000,000 and $15,000,000, respectively, of borrowings outstanding under the credit facility, at cost and fair value. For the three months ended March 31, 2016 and March 31, 2015, interest expense related to the

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

credit facility was $748,294 and $206,429, respectively. At March 31, 2016, the Company was in compliance with all debt covenants.
Outstanding principal amounts related to debt maturing over the next five years are as follows:

2016	$4,600,000
2017	51,551
2018	627,050
2019	90,642,908
2020	659,166
Note 10. Commitments and Contingencies
Leases
The Company leases office space in various locations throughout the United States and maintains its headquarters in Greenwich, CT. On July 22, 2013, the Company entered into a lease agreement with a related party (see Note 11) for office space in Greenwich, CT that expires on September 30, 2024. Other non-cancelable office leases in other locations expire through 2020. The Company's rental lease agreements are generally subject to escalation provisions on base rental payments, as well as certain costs incurred by the property owner and are recognized on a straight-line basis over the term of the lease agreements.
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
Capital Commitments
As of March 31, 2016, the Company does not have any unfunded capital commitments.
Litigation
From time to time, the Company may be involved in litigation and claims incidental to the conduct of the Company's business. The Company may also be subject, from time to time, to reviews, inquiries and investigations by regulatory agencies that have regulatory authority over the Company's business activities.
Neither the outcome of the litigation matters discussed below nor an estimate of any reasonable possible losses is determinable at this time. No provisions for any losses related to the lawsuits have been recorded in the accompanying consolidated financial statements as of March 31, 2016. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company.
In connection with the matters described below, the Company has incurred professional fees of $3.2 million for the three months ended March 31, 2016. Certain of the expenses associated with defense of the lawsuits may also be covered by insurance, and the Company may seek reimbursement from the appropriate carriers. We cannot assure you, however, that these expenses will ultimately be reimbursed in whole, or at all.
FSC class-action lawsuits
The Company has been named as a defendant in three putative securities class-action lawsuits arising from its role as investment adviser to FSC. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759-LAK. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The case was later transferred to the United States District Court for the Southern District of New York, where it is pending as Case No. 16-cv-00088-LAK. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908-LAK. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard Petrocelli, FSC, and the Company.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

The lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased FSC common stock between July 7, 2014, and February 6, 2015, inclusive. The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC's investment portfolio and investment income in order to increase FSAM's revenue, which FSAM received as the asset manager and investment advisor (through subsidiaries) of FSC. For example, the lawsuits allege that FSC improperly delayed the write-down of five of its investments until the fiscal quarter ending in December 31, 2014, after FSAM had conducted its IPO in October 2014, when FSC purportedly should have taken the write-down before FSAM's IPO. The plaintiffs seek compensatory damages and attorneys' fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions. On February 1, 2016, the court appointed Oklahoma Police Pension and Retirement System as lead plaintiff and the law firm of Labaton Sucharow LLP as lead counsel. Lead plaintiff filed its consolidated complaint on April 1, 2016. The consolidated complaint alleges claims similar to those pled in the original complaints on behalf of the same putative class. Defendants are scheduled to respond to the consolidated complaint by May 31, 2016.
The Company has also been named as a defendant in a putative class action lawsuit filed by a purported stockholder of FSC on January 29, 2016, in the Court of Chancery of the State of Delaware. The case is captioned James Craig v. Bernard D. Berman, et al., C.A. No. 11947-VCG. The defendants in the case are Bernard D. Berman, James Castro-Blanco, Ivelin M. Dimitrov, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Sandeep K. Khorana, Todd G. Owens, Douglas F. Ray, Fifth Street Management LLC, FSC, Fifth Street Holdings L.P., and the Company. The complaint alleges that the defendants breached their fiduciary duties to FSC stockholders by, among other things, issuing an incomplete or inaccurate preliminary proxy statement that purportedly attempted to mislead FSC stockholders into voting against proposals presented by another shareholder (RiverNorth Capital Management) in a proxy contest in connection with FSC's 2016 annual meeting. The competing shareholder proposals sought to elect three director nominees to FSC's Board and to terminate the Investment Advisory Agreement between FSC and the Company. The complaint also charges that the director defendants breached their fiduciary duties by perpetuating and failing to terminate the Investment Advisory Agreement and by seeking to entrench themselves as directors and FSAM affiliates as FSC's manager. The FSAM entities are charged with breaching their duties as alleged controlling persons of FSC and with aiding and abetting the FSC directors' breaches of duty. The complaint seeks, among other things, an injunction preventing FSC and its board of directors from soliciting proxies for the 2016 annual meeting until additional disclosures are issued; a declaration that the defendants have breached their fiduciary duties by refusing to terminate the Investment Advisory Agreement and by acting to have the FSC board of directors and Fifth Street Management LLC remain in place; a declaration that any shares repurchased by FSC after the record date of the 2016 annual meeting will not be considered outstanding shares for purposes of the FSC stockholder approvals sought at the annual meeting; and awarding plaintiff costs and disbursements. The plaintiff moved for expedited proceedings and for a preliminary injunction.
Defendants opposed plaintiff's motion for expedited proceedings and moved to dismiss the case. FSC also filed another amendment to the preliminary proxy statement, making additional disclosures relating to issues raised by plaintiff and RiverNorth. On February 16, 2016, plaintiff informed the Delaware court that the basis for his injunction motion had become moot and that he was withdrawing his motions for a preliminary injunction and expedited proceedings. On February 18, 2016, FSC announced that it had entered into an agreement with RiverNorth pursuant to which RiverNorth would withdraw its competing proxy solicitation. Plaintiff later informed the court that his case has become moot, and plaintiff moved for a "mootness fee." The parties are in the process of briefing plaintiff's request for that fee.
The Company believes that, with respect to itself and its related entities, all of the claims in the above described lawsuits are without merit, and it intends to vigorously defend against such claims.
FSC shareholder derivative actions
On December 4, 2015, a putative shareholder derivative action captioned Solomon Chau v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01795, was filed on behalf of FSC in the United States District Court for the District of Connecticut. The complaint names Leonard Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and the Company as defendants and FSC as the nominal defendant. In addition, a second putative shareholder derivative action, captioned Scott Avera v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01889, was filed in the United States District Court for the District of Connecticut on December 31, 2015, against the same group of defendants. The underlying allegations in both complaints are related to the allegations in the securities class actions against FSC, the Company, and others. The complaints allege that FSC's Board approved an unfair advisory and management agreements with entities related to the Company and that certain defendants engaged in allegedly improper conduct designed to make the Company appear more attractive to potential investors before its IPO. The cases have been stayed by consent of the parties and order of the court until September 30, 2016.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

On January 27, 2016, two putative shareholder derivative actions were filed on behalf of FSC in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk. The cases are captioned John Durgerian v. Leonard M. Tannenbaum, et al., No. FST-CV16-6027659-S, and Kamile Dahne v. Leonard M. Tannenbaum, et al., No. FST-CV16-6027660-S. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Jeffrey R. Kay (subsequently dropped from the litigation), Douglas F. Ray, Sandeep K. Khorana, Steven M. Noreika, David H. Harrison, Frank C. Meyer, and the Company, with FSC as the nominal defendant. The allegations in the two cases are generally similar to those in the federal derivative actions. The cases have been consolidated and are stayed by consent of the parties and order of the court until June 30, 2016.
On April 1, 2016 and April 6, 2016, respectively, two additional putative shareholder derivative actions were filed on behalf of FSC in the Delaware Court of Chancery. The cases are captioned Justin A. Tuttelman v. Leonard M. Tannenbaum, et al., No. 12157-VCG, and James C. Cooper v. Leonard M. Tannenbaum, et al., No. 12171-VCG. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and the Company, with FSC as the nominal defendant. The allegations in the two cases are generally similar to those in the other derivative actions. The parties have moved to consolidate the cases and stay them until June 30, 2016, but the court has not yet ruled on the request.
The Company believes that, with respect to itself and its related entities, all of the claims in the above described lawsuits are without merit, and it intends vigorously to defend itself against such claims.
FSAM class-action lawsuits
The Company has been named as a defendant in two putative securities class-action lawsuits filed by purchasers of the Company's shares. The suit is related to the above shareholder class actions brought by shareholders of FSC, for which Fifth Street Management serves as investment adviser.
The first lawsuit by the Company's shareholders was filed on January 7, 2016 in the United States District Court for the District of Connecticut and is captioned Ronald K. Linde, etc. v. Fifth Street Asset Management, Inc., et al., Case No. 1:16-cv-00025. The defendants are the Company, Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Steven M. Noreika, Wayne Cooper, Mark J. Gordon, Thomas L. Harrison, and Frank C. Meyer. The lawsuit asserts claims under §§ 11, 12(a)(2), and 15 of the Securities Act of 1933 on behalf of a putative class of persons and entities who purchased common stock in or pursuant to the Company's October 30, 2014 IPO. The complaint alleges that the defendants engaged in a fraudulent scheme and course of conduct to artificially inflate FSC's assets and investment income and, in turn, the Company's valuation at the time of its IPO, thereby rendering the Company's IPO Registration Statement and Prospectus materially false and misleading. The plaintiffs have not quantified their claims for relief. On February 25, 2016, the court granted the Company's unopposed motion to transfer the case to the United States District Court for the Southern District of New York, where the case can be coordinated with the securities class actions filed by FSC shareholders. The case is now pending in the Southern District of New York as Case No. 1:16-cv-01941-LAK. On April 22, 2016, the court appointed Kiernan and Susan Duffy as lead plaintiffs and the law firm of Glancy Prongay & Murray LLP as lead counsel. Lead plaintiffs have until June 13, 2016 to file an amended complaint if they wish to do so.
On March 7, 2016, the other putative class action by the Company's shareholders was filed, in the United States District Court for the Southern District of New York. The case is captioned Joyce L. Trupp Agreement of Trust v. Fifth Street Asset Management Inc., et al., No. 1:16-cv-01711. The defendants are the same as in the Linde case, and the complaint is a virtual clone of the Linde complaint. The Trupp plaintiff voluntarily dismissed her case before lead plaintiffs and lead counsel were appointed in the Linde case.
The Company believes that the claims are without merit and intends vigorously to defend itself against the plaintiffs' allegations.
Note 11. Related Party Transactions
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

FSAM entered into a TRA with certain limited partners of Fifth Street Holdings TRA Recipients that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that FSAM actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA. As of March 31, 2016, payments due to the TRA Recipients under the TRA totaled $45,486,114.
In connection with the finalization of the 2014 tax returns in 2015, FSAM paid $340,713, representing the initial payment associated with the TRA liability and the Company reduced the tax benefit associated with the TRA by $289,606. Within the next 12 month period, the Company expects to pay $2,051,341 of the total amount of estimated TRA liability. Such amount was determined by estimating the amount of taxable income and specified deductions subject to the TRA which are expected to be realized by FSAM for the related tax year. These calculations are performed pursuant to the terms of the TRAs.
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
For the three months ended March 31, 2016 and 2015, the Company earned $16,383,738 and $22,497,205, respectively, in management fees relating to services provided to the BDCs. As of March 31, 2016 and December 31, 2015, management fees receivable in the amounts of $16,383,738 and $4,239,207, were due from the BDCs. For the three months ended March 31, 2016 and 2015, the Company voluntarily waived $81,028, and $111,240 of management fees from the BDCs, respectively.
On January 19, 2016, the Company amended and restated the FSC Investment Advisory Agreement, which reduced the base management fee payable to the Company on gross assets, excluding cash and cash equivalents, from 2.00% to 1.75% effective as of January 1, 2016.
On July 14, 2015, FSC announced that FSM, its investment adviser, voluntarily agreed to a revised base management fee arrangement for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017. The revised management fee is intended to provide for a potential reduction in the base management fee payable by FSC to FSM during such period. The revised management fee will be calculated quarterly and will be equal to FSC’s gross assets, including assets acquired with borrowed funds, but excluding any cash and cash equivalents, multiplied by 0.25 multiplied by the sum of (x) and (y), expressed as a percentage, where (x) is equal to 1.75% multiplied by the Baseline NAV Percentage, and (y) is equal to 1% multiplied by the Incremental NAV Percentage.
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
FSM’s letter agreement modifies the base management fee payable to FSM pursuant to the investment advisory agreement by and between FSC and FSM and results in a blended annual base management fee rate that will not be less than 1%, or greater than 1.75%. The initial computation of the Revised Management Fee will occur at the end of the quarter following the quarter in which FSC issues or sells shares of its common stock, including new shares issued as dividends or pursuant to the FSC’s dividend reinvestment plan, but excluding certain non-ordinary course transactions as outlined below. Prior to that time, the annual base management fee rate will remain at 1.75%. Moreover, if any recalculation of the base management fee rate would otherwise result in an increase of the blended rate used, the blended rate in effect immediately prior to such recalculation would remain in effect until such time, if any, as a recalculation following an equity issuance would result in a lower base management fee rate. The waiver discussed above has not impacted the management fees earned from FSC as its net asset value has been below the Baseline NAV per the agreement.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Performance fees earned for the three months ended March 31, 2016 and March 31, 2015 were $25,764 and $89,602, respectively.
The Company also has entered into administration agreements under which the Company provides administrative services for the BDCs and private funds (collectively, the "Fifth Street Funds"), including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, the Company also performs or oversees the performance of the BDCs' required administrative services, which includes being responsible for the financial records which the BDCs are required to maintain and preparing reports to the BDCs' stockholders and reports filed with the SEC. In addition, the Company assists each of the BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to the each of the BDC's stockholders, and generally overseeing the payment of each Fifth Street Fund's expenses and the performance of administrative and professional services rendered to the funds. For providing these services, facilities and personnel, the Fifth Street Funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, the Company. Included in Revenues — other fees in the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015 was $1,934,422 and $1,769,735, respectively, was recorded related to amounts charged for the above services provided to the Fifth Street Funds. The Company may also provide, on the BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements may be terminated by either the Company or the BDC without penalty upon 60 days' written notice to the other party.
Receivables for reimbursable expenses from the Fifth Street Funds are included within Due from Affiliates and totaled $2,420,252 and $3,755,729 at March 31, 2016 and December 31, 2015, respectively.
FSC and FSFR Purchases
During the three months ended March 31, 2016, the Company purchased an additional 332,934 shares of FSC common stock in the open market for $1,925,757, which represented a weighted average price of $5.78 per share.
In addition, during the three months ended March 31, 2016, the Company purchased 4,078,304 shares of common stock of FSC common stock from RiverNorth as part of the PSA for $25 million, which represented a weighted average price of $6.13 per share, net of certain dividends payable to the Company pursuant to the PSA. The shares acquired from RiverNorth were purchased at a premium to the trading price on the date of settlement. Pursuant to a letter agreement with the Company, Leonard M. Tannenbaum purchased 5,142,296 shares of common stock of FSC at a net purchase price of $6.13 per share. During the three months ended March 31, 2016, the Company recorded a loss of $10,419,274 on the purchase which represented the premium paid by the Company and Mr. Tannenbaum in excess of the FSC closing share price on the date of the transaction. The premium paid by Mr. Tannenbaum was included as a loss in the consolidated financial statements since the Company directly benefited from this payment.
As a result of the above transactions, the total shares of FSC common stock held by the Company at March 31, 2016 was 8,399,520. Dividend income for the three months ended March 31, 2016 related to this investment was $757,843 and is included in other income (expense), net in the Consolidated Statement of Income.
As of March 31, 2016, the Company held 154,728 shares of FSFR common stock. Dividend income for the three months ended March 31, 2016 related to this investment was $23,704 and is included in other income (expense), net in the Consolidated Statement of Income.
MMKT
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT. The purpose of MMKT was to develop technology related to the financial services industry. FSM made a total capital contribution of $80,000 for an 80% membership interest in MMKT. The Company has consolidated MMKT in its consolidated financial statements based on its 80% membership interest. In that regard, the Company's allocable portion of the gain attributable to MMKT was $1,547,603 for the three months ended March 31, 2016. As of March 31, 2016, FSM holds $1,300,000 in the aggregate principal amount of convertible promissory notes, which is eliminated in consolidation.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

FSOF
As of March 31, 2016, the Company has made capital contributions (net of redemptions) of $300,000 to FSOF through its investment in FSCO GP, which is recorded in investments in equity method investees in the Consolidated Statements of Financial Condition. During the three months ended March 31, 2016, the Company redeemed $6.0 million of its investment in FSOF.
CLO I and CLO II
As of March 31, 2016, the Company's investments in senior and subordinated notes in CLO I and CLO II totaled $2,722,068 and $20,119,989, respectively. As of December 31, 2015, these investments had a cost and fair value of $24,617,568 and $23,537,629, respectively.
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
The Company's fractional interests in corporate aircrafts are used primarily for business purposes. Occasionally, certain of the members of management have used the aircraft for personal use. The Company charges these members of management for such personal use based on market rates. There were no such charges for the three months ended March 31, 2016 and 2015.
As of March 31, 2016 and December 31, 2015 amounts due to and from affiliates were comprised of the following:

	As of March 31, 2016	As of December 31, 2015
Management fees receivable:
Base management fees receivable - BDCs	$11,445,669	$4,794,870
Part I Fees receivable (payable) - BDCs	4,938,068	(555,663)
Collateral management fees receivable - CLO I and CLO II	986,207	640,578
	$17,369,944	$4,879,785

Performance fees receivable:
Performance fees receivable - FSOF	$104,484	$78,720
Part II fees receivable - BDCs	—	145,898
	$104,484	$224,618

Due from affiliates:
Reimbursed expenses due from the BDCs	$1,879,091	$3,355,875
Reimbursed expenses due from private funds	541,161	399,854
Due from employees	106,140	51,167
Other amounts due from affiliated entities	149,265	136,488
	$2,675,657	$3,943,384

Due to affiliates:
SARs liability	$26,296	$24,257
	$26,296	$24,257

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 12. Equity and Equity-based Compensation
FSAM Ownership Structure
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
Dividends
The following table reflects the dividends per share that the Company has recorded on its common stock for the three months ended March 31, 2016 and March 31, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
January 15, 2015	March 31, 2015	April 15, 2015	$0.30	$1.8 million
Total for the three months ended March 31, 2015			$0.30	$1.8 million
March 14, 2016	March 31, 2016	April 15, 2016	0.10	$0.6 million
Total for the three months ended March 31, 2016			$0.10	$0.6 million

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Share Repurchase Program
On May 11, 2015, the Company's Board of Directors authorized a share repurchase program of up to $20.0 million of the Company’s Class A common stock. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program will terminate on May 11, 2016, unless earlier terminated or extended by the Company's Board of Directors, and may be suspended for periods or discontinued at any time. Under the share repurchase program, FSAM repurchased and retired 217,641 and 193,583 shares, respectively, of the Company's Class A common stock at a weighted average price of $8.47 per share pursuant to this program. The aggregate cash consideration paid for these repurchases was $1.8 million. For three months ended March 31, 2016, there were no repurchases.
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
The following table summarizes activity for the three months ended March 31, 2016 with respect to the Company's equity classified awards:

Balance at December 31, 2015	$7,016,286
Amortization of Holdings LP Interests	(256,693)
Balance at March 31, 2016	$6,759,593
Included in compensation expense for the three months ended March 31, 2016 and 2015 was $256,693 of amortization relating to the above equity-classified awards. All of such compensation expense is allocated to the Predecessor for periods prior to the Reorganization and to the non-controlling interests thereafter in the Consolidated Statements of Income.
As of March 31, 2016, unrecognized compensation cost in the amount of $6,759,593 relating to these equity-based awards is expected to be recognized over a period of approximately 6.6 years.
The following table summarizes activity for the three months ended March 31, 2016 with respect to the Company's liability classified awards, including stock appreciation rights discussed below:

Balance at December 31, 2015	$24,257
Compensation expense	2,039
Balance at March 31, 2016	$26,296

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan
In connection with the IPO, FSAM's Board of Directors adopted the 2014 Omnibus Incentive Plan pursuant to which the Company granted options to its non-employee directors, executive officers and other employees to acquire 5,658,970 shares of Class A common stock, 1,174,748 restricted stock units to be settled in shares of Class A common stock and 90,500 stock appreciation rights to be settled in cash. During the three months ended March 31, 2016, there were additional grants under the 2014 Omnibus Incentive Plan as discussed below.
Equity-based compensation expense is as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Restricted stock units to be settled in Class A common stock	$770,843	$647,835
Options to acquire shares of Class A common stock	631,782	575,384
Stock appreciation rights to be settled in cash	2,039	5,198
Total	$1,404,664	$1,228,417
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
Additionally, if the Company pays dividends on its outstanding shares of Class A common stock, the holder of the restricted stock units will be credited with dividend equivalents.  For stock dividends, the dividend equivalents will be in the form of additional restricted stock units. For cash dividends, the dividend equivalents will be in the form of cash (without interest or earnings).  Dividend equivalents are subject to the same terms and conditions as the original restricted stock unit award, and are not paid until the vesting and settlement of the underlying shares of Class A common stock to which such dividend equivalents relate.  During the three months ended March 31, 2016, the Company granted 156,740 restricted stock units to employees under substantially similar terms to the IPO grant. For the three months ended March 31, 2016, the Company recorded cash dividends of $0.10 per share and accrued dividends in the amount of $134,104 related to unvested restricted stock units which are forfeitable.
The following table presents unvested restricted stock units' activity for the three months ended March 31, 2016:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - December 31, 2015	1,201,794	$16.64
Granted	156,740	3.19
Vested	—	—
Forfeited	(17,499)	17.00
Balance - March 31, 2016	1,341,035	$15.06
Compensation expense associated with these restricted stock units is being recognized on a straight-line basis during the service period of the respective grant. No previously granted restricted stock units vested during the three months ended March 31, 2016. The total compensation expense expected to be recognized in all future periods associated with the restricted stock units, is $14,544,547 at March 31, 2016, which is expected to be recognized over the remaining weighted average period of 4.6 years.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Options
The fair value of each option granted during the three months ended March 31, 2016 is measured on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Risk-free interest rate	1.49%
Expected dividend yield	12.20%
Expected volatility factor	30.00%
Expected life in years	5.00
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
A summary of unvested options activity for the three months ended March 31, 2016 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - December 31, 2015	5,562,866	$18.64	7.5
Granted	20,000	3.28	10.0
Vested	(50,000)	18.70	7.5
Forfeited	(64,121)	$18.70	7.5
Balance - March 31, 2016	5,468,745	$18.58	7.3
Exercisable at March 31, 2016	—	$—	—	$—
Aggregate intrinsic value represents the value of the Company's closing share price on the last trading day of the year in excess of the weighted average exercise price multiplied by the number of options exercisable or expected to vest. As of March 31, 2016, the Company's closing share price was lower than the weighted average exercise price of the options exercisable or expected to vest. As a result, the options are out of the money and have no intrinsic value.
Compensation expense associated with these options is being recognized on a straight-line basis during the service period of the respective grant. As of March 31, 2016, there was $5,363,685 of total unrecognized compensation expense, that is expected to be recognized over the remaining weighted average period of 3.3 years.
Stock Appreciation Rights (“SARs”)
Each SAR represents an unfunded, unsecured right of the holder to receive an amount in cash equal to the excess of the closing price of a Class A common share over the exercise price. The SARs terms and conditions are substantially similar to the provisions of the ten year option grants discussed above and had a grant date fair value of $1.78 per unit. Upon vesting, they will be settled in cash. The fair value of the SARs are re-measured each reporting period until settlement and changes in fair value are charged to compensation expense as the SARs vest over the remaining service period. The amount of the adjustment has been derived based on a grant date fair value using the IPO price of $17.00 per share, multiplied by the number of unvested shares, and expensed over the six year service period. Additionally, the calculation of the expense assumes a forfeiture rate of 5%. The total compensation expense expected to be recognized in all future periods associated with the SARs, is approximately $75,421. No SARs were issued during the three months ended March 31, 2016.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

A summary of unvested SARs activity for the three months ended March 31, 2016 is presented below:

	SARs	Weighted Average Grant Date Fair Value Per SAR
Balance December 31, 2015	71,000	$1.78
Granted	—	—
Vested	—	—
Forfeited	(13,500)	1.78
Balance March 31, 2016	57,500	$1.78

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
The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The estimated annualized income tax benefit for 2016 reflects an effective tax rate of 4.7%. The difference between the annual effective rate of 4.7% and the statutory Federal rate of 35% primarily relates to state taxes and pass-through entity income not subject to income taxes. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Actual provision expense may vary from the annual effective rate for discrete items recorded in the period.
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
The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the three months ended March 31, 2016. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the Provision for Income Taxes.

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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Numerator for basic net income (loss) per share of Class A common stock:
Net income (loss) attributable to Fifth Street Asset Management Inc.	(1,239,385)	1,296,602
Numerator for diluted net income (loss) per share of Class A common stock:
Net income (loss) attributable to Fifth Street Asset Management Inc.	(1,239,385)	1,296,602
Dilutive effects of MMKT Notes	(128,112)	—
Net income (loss) available to Class A common stockholders	(1,367,497)	1,296,602
Denominator for basic net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	5,798,614	6,000,033
Denominator for diluted net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	5,798,614	6,000,033
Dilutive effects of restricted stock units	—	42,744
Weighted average shares of Class A common stock outstanding - diluted	5,798,614	6,042,777
Earnings per share of Class A common stock:
Net income (loss) attributable to Fifth Street Asset Management Inc. per share of Class A common stock, basic	$(0.21)	$0.22
Net income (loss) attributable to Fifth Street Asset Management Inc. per share of Class A common stock, diluted	$(0.24)	$0.21
Shares of Class B common stock have no impact on the calculation of net income per share of Class A common stock as holders of Class B common stock do not participate in net income or dividends, and thus, are not participating securities.
The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from options and unvested restricted units granted in connection with the IPO. Potentially dilutive securities representing an incremental 1,341,035 restricted stock units and 5,468,745 options to acquire Class A common shares for the three months ended March 31, 2016 and an incremental 1,184,692 restricted stock units and 5,658,970 options to acquire Class A common shares for the three months ended March 31, 2015 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
For the three months ended March 31, 2016, the if-converted method was used to calculate the dilutive effect of the MMKT Notes.
For the three months ended March 31, 2016 and 2015, the EPS calculation excludes the assumed conversion of 44,000,000 Holdings LP interests and the MMKT Notes into Class A common shares as their impact would have been anti-dilutive.

Note 15. Subsequent Events
On May 11, 2016, the Company's Board of Directors declared a quarterly dividend of $0.10 per share of Class A common stock. The declared dividend is payable on July 15, 2016 to stockholders of record at the close of business on June 30, 2016.
On May 11, 2016, the Company's Board of Directors re-authorized a share repurchase program for the repurchase of up to $20 million of the Company's Class A common stock. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program will terminate on May 11, 2017, unless earlier terminated or extended by the Company's Board of Directors, and may be suspended for periods or discontinued at any time.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q and in our annual report on Form 10-K.
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
Our Business
We are a leading alternative asset manager with approximately $5.2 billion of assets under management. The funds we manage provide innovative and flexible financing solutions to small and mid-sized companies across their capital structures, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $250 million. As of March 31, 2016, 83.7% of our assets under management reside in publicly-traded permanent capital vehicles, consisting of FSC and FSFR.
Our direct origination platform is sustained by strong relationships with over 250 private equity sponsors. We believe we are differentiated from other alternative asset managers by our structuring flexibility, financial strength and a reputation for delivering on commitments. We provide innovative and customized credit solutions across the capital structure, including one-stop financing, unitranche debt, senior secured debt, mezzanine debt, equity co-investments and venture debt financing. Our platform targets loans for investment of up to $250 million and has the ability to structure and syndicate loans of up to $500 million.
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
Exchange Agreement and Tax Receivable Agreement
In connection with the Reorganization, FSAM entered into an exchange agreement with the limited partners of Fifth Street Holdings that granted each limited partner of Fifth Street Holdings, and certain permitted transferees, the right, beginning two years after the closing of the IPO (November 4, 2016) and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications (collectively referred to as the "Exchange Agreement"). As a result, each limited partner of Fifth Street Holdings, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A common stock of FSAM, which can more readily be sold in the public markets. As of March 31, 2016 and December 31, 2015, FSAM held approximately 11.6% of Fifth Street Holdings LP interests.
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

Basis of Presentation
We have prepared our consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC and the requirements for reporting on Form 10-Q and Regulation S-X. All significant intercompany transactions and balances have been eliminated in consolidation.

The diagram below depicts our organizational structure as of March 31, 2016:

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

(3)
Holdings Limited Partners, pursuant to the Exchange Agreement and subject to vesting and minimum retained ownership requirements and transfer restrictions, may exchange their Holdings LP Interests, beginning November 6, 2016, for shares of our Class A common stock.

(4)
FSCO GP is the general partner of FSOF, our hedge fund, and is entitled to receive an annual performance allocation from FSOF based on the performance of such fund. Fifth Street Management is the investment adviser to FSOF.

(5)
The direct subsidiaries of Fifth Street Management are FSC CT LLC, FSC LLC, FSC Midwest LLC and FSC Florida LLC. FSM owns approximately 1% of the CLO I notes and CLO Management owns approximately 5% of the CLO II notes. FSC CT LLC is the primary employer of our employees located in Connecticut and is the tenant to our Connecticut headquarters lease and performs certain administrative functions for our business. FSC LLC is the owner of Fifth Street Capital West LLC. FSC Midwest LLC, Fifth Street Capital West LLC and FSC Florida LLC employ certain of our employees, are tenants under certain of our office leases and perform certain other administrative functions for our business.

(6)	CLO Management serves as the collateral manager to CLO I and CLO II.
Market Conditions and Trends Affecting out Business
The global economy has experienced economic uncertainty in recent years. Economic uncertainty impacts our business in many ways, including changing spreads, structures and purchase multiples as well as the overall supply of investment capital.
Middle market loan volume in 2015 experienced its weakest year since 2009. Activity in the current quarter, historically the slowest in the middle market, reflected this seasonal trend. We believe a number of factors contributed to the protracted slowdown in private equity sponsored deals, including an increase in borrowing costs and buyer/seller divergence stemming from lower deal quality and higher valuations, as strategic buyers continued to drive up multiples. Macroeconomic factors, including fluctuating oil prices and credit woes in energy and commodities, have also negatively impacted market activity. Political developments, including the US presidential election and an ongoing debate over central bank policy response, may also continue to effect market activity in the near term.
As a result of the broader market volatility, we have noticed a widening of spreads in the middle market.  We believe an opportunity is developing for lenders with flexible, long-term capital to invest in deals with strong risk adjusted returns. Despite our business lines exhibiting slower growth, we believe that both of our BDCs are well-positioned to invest going forward in this market.
Historically, substantially all of our revenues were generated from our BDCs, however, in recent years we have also expanded our private fund offerings. If we were to continue to expand our non-BDC funds and develop new funds and products, we expect that the fee structures and arrangements from which we derive our revenues could be different and, potentially, less favorable to us. In January 2016, we closed our first separately managed account with a large institutional investor. As of March 31, 2016, $50.0 million has been committed for this SMA. In addition, the nature of these funds and lines of business may be different and subject to different risks and uncertainties than our BDCs.
We may also modify fee structures with our existing investment vehicles, including our BDCs. For example, in January 2016, we amended and restated the FSC Investment Advisory Agreement, which reduced the base management fee payable to us on gross assets, excluding cash and cash equivalents, from 2.00% to 1.75% effective as of January 1, 2016.
In addition, we may also undertake other strategic initiatives, which may include entering into new lines of business.
Despite a slower quarter, we believe, that we are well positioned on several fronts. Our relationship with private equity sponsors, recognized expertise in unitranche lending and experience investing through economic cycles will allow us to take advantage of opportunities as they arise.
Revision of Financial Statements
During 2015, we identified errors in the calculation of Part I Fees that were originally recognized as revenue in the first quarter of 2012 through the third quarter of 2015. The identified errors related to incorrect information used by FSC CT LLC, our administrator, a wholly-owned subsidiary of us and the administrator of the Fifth Street BDCs. The errors related primarily to the timing of when Part I fees should have been recognized. We also incorrectly recorded certain reimbursements from the BDCs on a net basis during the interim periods of 2015 and year ended December 31, 2014, respectively. This error had no impact on net income as the correction was to gross-up revenue - other fees and general, administrative and other expenses by the same amounts. We assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin ("SAB") No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements. However, we concluded the cumulative corrections of these errors would be material to our 2015 financial statements and, therefore, it was not appropriate to recognize the cumulative corrections during 2015. Consequently, we revised the three months ended March 31, 2015 financial statements to correct these errors (the "Revision") as well as other unrelated, immaterial out-of-period adjustments that had been previously recorded. The Revision had no net impact on our net cash provided by operating activities for any period presented.
The Holdings Limited Partners have refunded all of the prematurely paid fees to us, including interest, and therefore none of the expense was borne by the Class A stockholders of FSAM.
Non-GAAP Financial Measures and Operating Metrics
Adjusted Net Income
Adjusted Net Income represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, including the amortization of equity-based awards related to the Reorganization and initial public offering, (ii) non-recurring underwriting costs relating to public offerings of our funds, (iii) unrealized gains (losses) on beneficial interests in CLOs, MMKT Notes and derivative liabilities, (iv) certain litigation-related costs and (v) other non-recurring items. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance and Adjusted Net Income is evaluated regularly by our management as a decision tool for deployment of resources. We believe that reporting Adjusted Net Income is helpful in understanding our business and that investors should review the same supplemental non-GAAP financial measures that our management uses to analyze our performance. Adjusted Net Income has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results prepared in accordance with GAAP. The use of Adjusted Net Income without consideration of related GAAP measures is not adequate due to the adjustments described above. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below, which are prepared in accordance with GAAP.

Income before income tax benefit (provision) is the GAAP financial measure most comparable to Adjusted Net Income. The following table provides a reconciliation of income before income tax benefit (provision) to Adjusted Net Income (shown in thousands):

	Three months ended March 31,
	2016	2015
Income before provision for income taxes	$(11,365)	$11,667
Adjustments:
Compensation-related charges (a)(b)	1,618	1,485
Unrealized gain on MMKT Notes (c)	(2,582)	—
Unrealized loss on beneficial interests in CLOs (d)	848	—
Lease termination charges (e)	—	(71)
Loss on settlement (f)	10,419	—
Unrealized loss on derivatives (g)	4,676	—
Adjusted Net Income before adjustment for litigation-related costs (h)	3,614	13,081
Litigation-related costs	3,229	—
Adjusted Net Income (h)	$6,843	$13,081
__________________

(a)
For the three months ended March 31, 2016 and March 31, 2015, this amount includes $0.3 million of amortization expense relating to the conversion and vesting of member interests in connection with the Reorganization.

(b)
For the three months ended March 31, 2016 and March 31, 2015, this amount includes $1.4 million and $1.2 million, respectively, of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our IPO.

(c)	Represents the change in fair value of MMKT Notes.

(d)	Represents the change in fair value on our beneficial interests in CLOs on which we have elected the fair value option.

(e)	Includes non-recurring charges and refunds for termination payments and related exit costs accrued at present value relating to our office leases.

(f)	Represents the loss recognized by us in connection with the premium paid on our and our principal shareholder's purchase of FSC shares in connection with the RiverNorth settlement.

(g)	Represents unrealized losses on a warrant and swap agreement issued by us to RiverNorth in connection with the settlement.

(h)	Adjusted Net Income is presented on a pre-tax basis.
Assets under management
AUM is an operating metric that is commonly used in the alternative asset management industry. AUM refers to assets under management of the Fifth Street Funds and material control investments of these funds. Our calculations of fee-earning AUM and AUM may differ from the calculations of other alternative asset managers and, as a result, this measure may not be comparable to similar measures presented by others. Further, AUM and fee-earning AUM are not measures calculated in accordance with GAAP. Our AUM equals the sum of the following:

•	the net asset value, or NAV of such funds and investments;

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions); and

•	uncalled committed debt and equity capital (including commitments to funds that have yet to commence their investment periods).

The following table provides a roll-forward of AUM for the three months ended March 31, 2016 and 2015 (shown in thousands):

	Three months ended March 31,
	2016	2015
Beginning balance	$5,295,612	$6,301,260
Commitments and equity raises	50,000	291,191
Subscriptions, deployments and changes in leverage	(74,236)	(323,325)
Redemptions and distributions	(51,630)	(34,545)
Change in fund value	2,463	40,628
Ending balance	$5,222,209	$6,275,209
Average AUM	$5,258,911	$6,288,235
The following tables provide a roll-forward of AUM by fund strategy for the three months ended March 31, 2016 and 2015 (shown in thousands):

	Three months ended March 31, 2016
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$3,518,119	$989,702	$90,090	$697,701	$—	$5,295,612
Commitments and equity raises	—	—	—	—	50,000	50,000
Subscriptions, deployments and changes in leverage	(92,896)	(18,508)	2,820	34,348	—	(74,236)
Redemptions and distributions	(27,028)	(4,420)	(17,156)	(3,026)	—	(51,630)
Change in fund value	4,980	(660)	1,116	(2,973)	—	2,463
Ending balance	$3,403,175	$966,114	$76,870	$726,050	$50,000	$5,222,209
Average AUM	$3,460,647	$977,908	$83,480	$711,876	$25,000	$5,258,911

	Three months ended March 31, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,911,422	$791,103	$74,710	$524,025	$6,301,260
Commitments and equity raises	—	175,000	17,650	98,541	291,191
Subscriptions, deployments and changes in leverage	(266,509)	(53,122)	1,162	(4,856)	(323,325)
Redemptions and distributions	(23,262)	(8,840)	—	(2,443)	(34,545)
Change in fund value	25,406	6,543	1,703	6,976	40,628
Ending balance	$4,647,057	$910,684	$95,225	$622,243	$6,275,209
Average AUM	$4,779,240	$850,894	$84,967	$573,134	$6,288,235

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
The following table provides a roll-forward of fee-earning AUM for the three months ended March 31, 2016 and 2015 (shown in thousands):

	Three months ended March 31,
	2016	2015
Beginning balance	$4,351,768	$5,554,013
Commitments and equity raises	52,229	66,188
Subscriptions, deployments and changes in leverage	(66,728)	(301,955)
Redemptions and distributions	(36,493)	(34,545)
Change in fund value	1,784	39,640
Ending balance	$4,302,560	$5,323,341
Average fee-earning AUM	$4,327,164	$5,438,677
Effective annualized management fee rate	1.58%	1.73%
The following tables provide a roll-forward of fee-earning AUM by fund strategy for the three months ended March 31, 2016 and 2015 (shown in thousands):

	Three months ended March 31, 2016
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$2,833,083	$807,558	$29,587	$681,540	$—	$4,351,768
Commitments and equity raises	—	—	—	52,229	—	52,229
Subscriptions, deployments and changes in leverage	(8,803)	(17,465)	2,074	(42,534)	—	(66,728)
Redemptions and distributions	(27,028)	(4,420)	(2,019)	(3,026)	—	(36,493)
Change in fund value	4,980	(660)	437	(2,973)	—	1,784
Ending balance	$2,802,232	$785,013	$30,079	$685,236	$—	$4,302,560
Average fee-earning AUM	$2,817,657	$796,286	$29,833	$683,388	$—	$4,327,164
Fee-earning AUM was $4.3 billion as of March 31, 2016, which represented a $49.2 million, or 1.1%, decrease from $4.4 billion as of December 31, 2015. The net decrease was primarily due to changes in leverage and distributions at FSC and FSFR.

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
Fee-earning AUM was $5.3 billion as of March 31, 2015, which represented a $230.7 million, or 4.2%, decrease from $5.6 billion as of December 31, 2014. The net decrease in fee-earning AUM was primarily due to $296.5 million net reduction of leverage at our BDCs, which was partially offset by $66.2 million of incremental investment capacity as a result of the securitization of SLF I.

Overview of Results of Operations
Revenues
For the three months ended March 31, 2016 and March 31, 2015, 89.7% and 92.6%, respectively, of our revenues came from management fees (including 25.9% and 33.5%, respectively, of Part I Fees) from the BDCs and private funds.
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
On July 14, 2015, FSC announced that FSM, as its investment adviser, voluntarily agreed to a revised base management fee arrangement for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017. The revised management fee is intended to provide for a potential reduction in the base management fee payable by FSC to FSM during such period. See Note 11 to the Consolidated Financial Statements for additional detail regarding the revised base management fee arrangement.
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
In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Fifth Street Management serves as the investment adviser for our existing SMA, which closed in January 2016. Pursuant to our arrangements for this SMA, we will earn base management fees between 0.50% and 0.75% of invested capital, based on the level of investments.
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
Income taxes.  The portion of our income attributable to Fifth Street Asset Management Inc. and other taxable entities within the post-IPO structure are subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates.
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
Interest expense
Interest expense consists primarily of interest expense related to our credit facility and other borrowings, which may have variable interest rates. The amortization of deferred financing costs, if any, are included in interest expense.
Realized gain (loss)
Gains or losses on financial instruments are realized when we sell all or a portion of our interests or when we receive a distribution of capital in excess of its cost.
Unrealized gain (loss)
Unrealized gain (loss) results from changes in the fair value of the respective financial instruments, as well as the reversal of unrealized gains or losses.
Other Income (Expense), Net
Other income (expense), net primarily consists of dividend income and other miscellaneous items.
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

Results of Operations
Three months ended March 31, 2016 compared to three months ended March 31, 2015
Revenues
Management fees.  Total management fees were $17.1 million for the three months ended March 31, 2016, which represented a $6.0 million, or 26.0%, decrease from $23.1 million for the three months ended March 31, 2015. The decrease in management fees was primarily due to elevated litigation-related costs at our funds, which resulted in lower management fees earned.
Other fees.  Other fees were $1.9 million for the three months ended March 31, 2016, which represented a $0.2 million, or 9.3%, increase from $1.8 million for the three months ended March 31, 2015. The increase was primarily due to a higher level of allocable direct fund expenses and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $8.8 million for the three months ended March 31, 2016, which represented a $0.5 million, or 5.8%, decrease from $9.3 million for the three months ended March 31, 2015. The decrease was primarily due to lower headcount.
General, administrative and other.  General, administrative and other expenses were $7.3 million for the three months ended March 31, 2016, which represented a $4.0 million, or 123.1%, increase from $3.3 million for the three months ended March 31, 2015. The increase was primarily due to litigation-related costs in the current period of $3.2 million.
Depreciation and amortization.  Depreciation and amortization expense was $0.4 million for the three months ended March 31, 2016 and 2015.
Other income (expense)
For the three months ended March 31, 2016 and March 31, 2015, other income (expense), net was ($13.9 million) and ($0.3 million), respectively. The increase was primarily due to losses incurred in connection with $15.1 million of charges related to RiverNorth settlement and interest expense related to our credit facility, partially offset by an unrealized gain recorded on MMKT Notes in the amount $2.6 million.
Provision (benefit) for income taxes
The income tax provision (benefit) was $(0.3) million and $1.2 million, respectively, for the three months ended March 31, 2016 and March 31, 2015 due to a decrease in income (loss) before taxes.
Net income (loss)
Net income was $(11.1) million for the three months ended March 31, 2016, which represented a $21.6 million, or 205.9%, decrease from $10.5 million for the three months ended March 31, 2015. The decrease was primarily due to the income and expense variances discussed above.
Liquidity and Capital Resources
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) net borrowings. As of March 31, 2016, our cash and cash equivalents were $5.4 million, and we had $109.2 million in borrowings outstanding. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the next twelve months. In addition, we may generate cash proceeds from the sale of equity securities.
Our primary sources of cash from our operations include management and administration fees, primarily generated from our BDCs, which are collected quarterly and interest and dividends from our investments, including beneficial interest in CLOs and equity securities in the Fifth Street BDCs. Our future sources of cash may change over time. For example, effective January 1, 2016, the FSC base management fee was reduced from 2.00% to 1.75%.
We expect that our primary liquidity needs will continue to be to (1) provide capital to facilitate the growth of our existing asset management businesses, (2) provide capital to facilitate our expansion into businesses that are complementary to our existing asset management businesses, (3) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement, (4) fund capital expenditures and litigation matters, (5) repay borrowings and related interest costs, (6) repurchase Class A common stock under our authorized share repurchase program, (7) pay income taxes, (8) make distributions to our unitholders in accordance with our distribution policy and (9) settle our obligations under the purchase and settlement agreement with RiverNorth Capital Management, or RiverNorth.

If cash flows from operations were insufficient to fund distributions over a sustained period of time, we expect that we would suspend paying such distributions.
Cash Flows
Three months ended March 31, 2016 compared to three months ended March 31, 2015
Net cash provided by (used in) operating activities was $(15.0) million for the three months ended March 31, 2016, which represented a $25.2 million decrease from $10.1 million for the three months ended March 31, 2015. The decrease was primarily due to the timing of the collection of management fees and the loss on the settlement with RiverNorth.
Net cash used in investing activities was $20.8 million for the three months ended March 31, 2016, which represented a $20.2 million increase from $0.5 million for the three months ended March 31, 2015. The increase was primarily due to $26.9 million of purchases of investments in available-for-sale securities.
Net cash provided by (used in) financing activities was $24.0 million for the three months ended March 31, 2016, which represented a $35.5 million increase from ($11.5 million) for the three months ended March 31, 2015. The increase was primarily due to $25.0 million of additional net borrowings under the credit facility and the timing of distributions to the Holdings Limited Partners.
Share Repurchase Program
On May 11, 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. Under the repurchase program, we are authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program was reauthorized by our Board of Directors on May 11, 2016 for the repurchase of up to $20 million of our Class A common stock and will terminate on May 11, 2017, unless earlier terminated or extended by our Board of Directors, and may be suspended for periods or discontinued at any time. Under the share repurchase program, FSAM repurchased and retired 217,641 and 193,583 shares, respectively, of our Class A common stock at a weighted average price of $8.47 per share pursuant to this program. The aggregate cash consideration paid for these repurchases was $1.8 million. For three months ended March 31, 2016, there were no repurchases.
Revolving Credit Facility
On November 4, 2014, Fifth Street Holdings entered into a credit agreement, or the Original Credit Agreement, for a revolving credit facility, or the Credit Facility, that was jointly led by Morgan Stanley Senior Funding, Inc. and Sumitomo Mitsui Banking Corporation. On February 29, 2016, Fifth Street Holdings entered into Amendment No. 1 to the Original Credit Agreement, or Amendment No 1. Amendment No. 1 reduced the aggregate revolver commitments of the lenders under the Original Credit Agreement from $176 million to $146 million. Amendment No. 1 also provided, among other things, that certain risk retention debt incurred by subsidiaries engaged solely in managing collateralized loan obligations shall be permitted and excluded from certain financial covenant calculations, including leverage and interest coverage ratios. We refer to the Original Credit Agreement, as amended by Amendment No. 1, as the Credit Agreement. We intend to continue to use the Credit Facility, together with available cash, to, among other things: (i) provide capital to facilitate the growth of our existing businesses and funds, (ii) fund a portion of our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into complementary businesses and funds, (iv) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement, (v) provide working capital, and, potentially, seed capital for future investments and (vi) fund distributions to us so that we may pay dividends to our stockholders. As of March 31, 2016 and December 31, 2015, we had $90.0 million and $65.0 million of outstanding borrowings under the Credit Facility, respectively.
The Credit Facility has a maturity date of November 4, 2019, is an unsecured facility that provides for $146 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the Credit Facility accrue interest at an annual rate of LIBOR plus 2.00% per annum and the unused commitment fee under the facility is 0.30% per annum. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fifth Street Holdings to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. In addition, Fifth Street Holdings must not:

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

We were in compliance with all covenants under the Credit Facility as of March 31, 2016. However, we did not have any additional material undrawn capacity under the Credit Facility due to the covenant limitations described above.
Risk Retention Term Loan
On September 28, 2015, CLO Management, our wholly-owned consolidated subsidiary, entered into a Risk Retention Term Loan to provide financing for its purchase of CLO II senior notes up to $17.0 million at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the Risk Retention Term Loan totaled $17.0 million, of which $4.0 million was repaid, and accrue interest at a rate based on the interest rate on the financed notes and the weighted current cost basis which was 3.78% as of March 31, 2016. Our beneficial interests in CLO II in the aggregate amount of $20.1 million at fair value are pledged as collateral for the Risk Retention Term Loan. The facility matures on September 29, 2027 with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger. The Risk Retention Term Loan contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. We are in compliance with all covenants as of March 31, 2016 and have $13.0 million of borrowings outstanding under the Risk Retention Term Loan.
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

The following table reflects the dividends per share that we have declared on our Class A common stock from inception through March 31, 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
January 15, 2015	March 31, 2015	April 15, 2015	$0.30	$1.8 million
May 11, 2015	June 30, 2015	July 15, 2015	0.17	1.0 million
August 10, 2015	September 30, 2015	October 15, 2015	0.17	1.0 million
November 23, 2015	December 31, 2015	January 15, 2016	0.17	1.0 million
March 14, 2016	March 31, 2016	April 15, 2016	0.10	0.6 million
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
In connection with the finalization of the 2014 tax returns in 2015, FSAM paid $340,713, representing the initial payment associated with the TRA liability and we reduced the tax benefit associated with the TRA by $289,606. Within the next 12 month period, we expect to pay $2,051,341 of the total amount of estimated TRA liability. Such amount was determined by estimating the amount of taxable income and specified deductions subject to the TRA which are expected to be realized by FSAM for the related tax year. These calculations are performed pursuant to the terms of the TRAs.
Off-Balance Sheet Arrangements
In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations.
Contractual Obligations, Commitments and Contingencies
There were no significant changes in contractual obligations, commitments and contingencies other than those noted elsewhere in this Form 10-Q. As of March 31, 2016, we did not have any unfunded capital commitments.
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
Effective January 1, 2016, we elected to early adopt ASU 2016-09. The impact of our adoption was limited to the accounting for forfeitures of certain stock based awards, which is adopted on a modified retrospective basis. Upon adoption, we will no longer estimate forfeitures. Rather, we have elected to account for forfeitures as they occur.
The value of the award is amortized on a straight-line basis over the requisite service period is included within compensation and benefits (except for grants to non-employees which are included in general, administrative and other expenses) in our Consolidated Statements of Income.
We record deferred tax assets or liabilities for equity compensation plan awards based on deductions for income tax purposes of stock-based compensation recognized at the statutory tax rate in the jurisdiction in which we are expected to receive a tax deduction.  In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded as an adjustment to the provision (benefit) for income taxes on the Consolidated Statements of Income.
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
When determining the fair value of our beneficial interests in CLOs, we utilize a discounted cash flow model that takes into consideration prepayment and loss assumptions, based on projected performance, economic factors, the characteristics and condition of the underlying collateral, comparable yields for similar securities and recent trading activity. When determining the fair value of our investments in FSC and FSFR common stock, we use the unadjusted closing price as of the valuation date on the primary market or exchange on which they trade. The fair value of the MMKT notes is based on the net tangible assets of the business.
Derivative Instruments
Derivative instruments include warrant and swap contracts issued in connection with the RiverNorth settlement. The derivative instruments are not designated as hedging instruments under the accounting standards for derivative and hedging. All derivatives are recognized in Derivative Liabilities at fair value and are presented gross in the Consolidated Statements of Financial Condition with changes in fair value recorded in Unrealized Gain (Loss) on Derivatives in the accompanying Consolidated Statements of Income. Upon settlement of the instrument, we recorded Realized Gain (Loss) on Derivatives in the Consolidated Statements of Income.
Our derivative instruments contain credit risk to the extent that its counterparty may be unable to meet the terms of the agreements. Our derivative instruments also contain market risk in excess of the amounts reflected in the Consolidated Statements of Financial Condition based on future changes to underlying share prices. No collateral has been pledged and/or received with the counterparty, and our derivatives instruments are not subject to a master netting arrangement.
Income Taxes
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
Recent Accounting Pronouncements
See Note 3 to the consolidated financial statements for a description of recent accounting pronouncements including those adopted during the three months ended March 31, 2016.
Recent Developments
See Note 15 to the consolidated financial statements for a description of recent developments that have occurred subsequent to March 31, 2016.

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
Assuming an incremental 10% change in fair value of the funds' investments as of March 31, 2016, we calculated an increase in base management fees earned of $1.1 million in the case of an increase in value and a decrease in base management fees earned of $1.1 million in the case of a decline in value for the three months ended March 31, 2016. Such a change in fair value would not have a material impact on Part I Fees.
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
Changes in the fair values of funds' investments may materially impact performance fees depending on the respective funds' performance relative to applicable hurdles or benchmarks. Based on an incremental 10% change in fair value of the funds' investments as of March 31, 2016, there would be no material impact on performance fees for the three months ended March 31, 2016.
Effect on Other Income (Expense)
Other income (expense) includes unrealized gain (loss) from our beneficial interests in CLOs. Unrealized gain (loss) on beneficial interests in CLOs results from changes in fair value as well as the reversal of unrealized gain (loss) at the time the beneficial interests are realized. Assuming an incremental 10% change in fair value of our beneficial interests in CLOs as of March 31, 2016, we would record a $2.3 million increase (decrease) to other income (expense).
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, as a result of the ongoing material weaknesses described below, the design and operation of our disclosure controls and procedures were not effective.
Material Weaknesses in Internal Control over Financial Reporting
As of December 31, 2015, management determined that:

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

These material weaknesses remained as of March 31, 2016 primarily because the remediation actions described below remain in process.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
To remediate the material weaknesses described above, we have initiated a number of actions including, but not limited to, formalizing policies and procedures in all significant areas and communicating them throughout the organization, adding senior experienced accounting and financial reporting personnel and reallocating existing internal resources as necessary. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Based on the steps we have taken to date and the anticipated timing of additional remediation measures and appropriate test work, we expect that the remediation of this material weaknesses will be completed prior to the end of calendar year 2016. However, we cannot assure you that the steps we have taken and continue to take will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions or the timing of completion of necessary remediation measures.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.

FSC class-action lawsuits
The Company has been named as a defendant in three putative securities class-action lawsuits arising from our role as investment adviser to FSC. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759-LAK. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The case was later transferred to the United States District Court for the Southern District of New York, where it is pending as Case No. 16-cv-00088-LAK. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908-LAK. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard Petrocelli, FSC, and the Company.
The lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased FSC common stock between July 7, 2014, and February 6, 2015, inclusive. The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC's investment portfolio and investment income in order to increase FSAM's revenue, which FSAM received as the asset manager and investment advisor (through subsidiaries) of FSC. For example, the lawsuits allege that FSC improperly delayed the write-down of five of its investments until the fiscal quarter ending in December 31, 2014, after FSAM had conducted its IPO in October 2014, when FSC purportedly should have taken the write-down before FSAM's IPO. The plaintiffs seek compensatory damages and attorneys' fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions. On February 1, 2016, the court appointed Oklahoma Police Pension and Retirement System as lead plaintiff and the law firm of Labaton Sucharow LLP as lead counsel. Lead plaintiff filed its consolidated complaint on April 1, 2016. The consolidated complaint alleges claims similar to those pled in the original complaints on behalf of the same putative class. Defendants are scheduled to respond to the consolidated complaint by May 31, 2016.
The Company has also been named as a defendant in a putative class action lawsuit filed by a purported stockholder of FSC on January 29, 2016, in the Court of Chancery of the State of Delaware. The case is captioned James Craig v. Bernard D. Berman, et al., C.A. No. 11947-VCG. The defendants in the case are Bernard D. Berman, James Castro-Blanco, Ivelin M. Dimitrov, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Sandeep K. Khorana, Todd G. Owens, Douglas F. Ray, Fifth Street Management LLC, FSC, Fifth Street Holdings L.P., and the Company. The complaint alleges that the defendants breached their fiduciary duties to FSC stockholders by, among other things, issuing an incomplete or inaccurate preliminary proxy statement that purportedly attempted to mislead FSC stockholders into voting against proposals presented by another shareholder (RiverNorth Capital Management) in a proxy contest in connection with FSC's 2016 annual meeting. The competing shareholder proposals sought to elect three director nominees to FSC's Board and to terminate the Investment Advisory Agreement between FSC and the Company. The complaint also charges that the director defendants breached their fiduciary duties by perpetuating and failing to terminate the Investment Advisory Agreement and by seeking to entrench themselves as directors and FSAM affiliates as FSC's manager. The FSAM entities are charged with breaching their duties as alleged controlling persons of FSC and with aiding and abetting the FSC directors' breaches of duty. The complaint seeks, among other things, an injunction preventing FSC and its board of directors from soliciting proxies for the 2016 annual meeting until additional disclosures are issued; a declaration that the defendants have breached their fiduciary duties by refusing to terminate the Investment Advisory Agreement and by acting to have the FSC board of directors and Fifth Street Management LLC remain in place; a declaration that any shares repurchased by FSC after the record date of the 2016 annual meeting will not be considered outstanding shares for purposes of the FSC stockholder approvals sought at the annual meeting; and awarding plaintiff costs and disbursements. The plaintiff moved for expedited proceedings and for a preliminary injunction.
Defendants opposed plaintiff's motion for expedited proceedings and moved to dismiss the case. FSC also filed another amendment to the preliminary proxy statement, making additional disclosures relating to issues raised by plaintiff and RiverNorth. On February 16, 2016, plaintiff informed the Delaware court that the basis for his injunction motion had become moot and that he was withdrawing his motions for a preliminary injunction and expedited proceedings. On February 18, 2016, FSC announced that it had entered into an agreement with RiverNorth pursuant to which RiverNorth would withdraw its competing proxy solicitation. Plaintiff later informed the court that his case has become moot, and plaintiff moved for a "mootness fee." The parties are in the process of briefing plaintiff's request for that fee.

The Company believes that, with respect to itself and its related entities, all of the claims in the above described lawsuits are without merit, and it intends to vigorously defend against such claims.

FSC shareholder derivative actions
On December 4, 2015, a putative shareholder derivative action captioned Solomon Chau v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01795, was filed on behalf of FSC in the United States District Court for the District of Connecticut. The complaint names Leonard Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and the Company as defendants and FSC as the nominal defendant. In addition, a second putative shareholder derivative action, captioned Scott Avera v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01889, was filed in the United States District Court for the District of Connecticut on December 31, 2015, against the same group of defendants. The underlying allegations in both complaints are related to the allegations in the securities class actions against FSC, the Company, and others. The complaints allege that FSC's Board approved an unfair advisory and management agreements with entities related to the Company and that certain defendants engaged in allegedly improper conduct designed to make the Company appear more attractive to potential investors before its IPO. The cases have been stayed by consent of the parties and order of the court until September 30, 2016.
On January 27, 2016, two putative shareholder derivative actions were filed on behalf of FSC in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk. The cases are captioned John Durgerian v. Leonard M. Tannenbaum, et al., No. FST-CV16-6027659-S, and Kamile Dahne v. Leonard M. Tannenbaum, et al., No. FST-CV16-6027660-S. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Jeffrey R. Kay (subsequently dropped from the litigation), Douglas F. Ray, Sandeep K. Khorana, Steven M. Noreika, David H. Harrison, Frank C. Meyer, and the Company, with FSC as the nominal defendant. The allegations in the two cases are generally similar to those in the federal derivative actions. The cases have been consolidated and are stayed by consent of the parties and order of the court until June 30, 2016.
On April 1, 2016 and April 6, 2016, respectively, two additional putative shareholder derivative actions were filed on behalf of FSC in the Delaware Court of Chancery. The cases are captioned Justin A. Tuttelman v. Leonard M. Tannenbaum, et al., No. 12157-VCG, and James C. Cooper v. Leonard M. Tannenbaum, et al., No. 12171-VCG. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and the Company, with FSC as the nominal defendant. The allegations in the two cases are generally similar to those in the other derivative actions. The parties have moved to consolidate the cases and stay them until June 30, 2016, but the court has not yet ruled on the request.
The Company believes that, with respect to itself and its related entities, all of the claims in the above described lawsuits are without merit, and it intends to vigorously defend against such claims.

FSAM class-action lawsuits
The Company has been named as a defendant in two putative securities class-action lawsuits filed by purchasers of the Company's shares. The suits are related to the securities class actions brought by shareholders of FSC, for which Fifth Street Management serves as investment advisor.
The first lawsuit by the Company's shareholders was filed on January 7, 2016, in the United States District Court for the District of Connecticut and is captioned Ronald K. Linde, etc. v. Fifth Street Asset Management Inc., et al., Case No. 1:16-cv-00025. The defendants are the Company, Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Steven M. Noreika, Wayne Cooper, Mark J. Gordon, Thomas L. Harrison, and Frank C. Meyer. The lawsuit asserts claims under §§ 11, 12(a)(2), and 15 of the Securities Act of 1933 on behalf of a putative class of persons and entities who purchased common stock in or pursuant to the Company's IPO. The complaint alleges that the defendants engaged in a fraudulent scheme and course of conduct to artificially inflate FSC's assets and investment income and, in turn, the Company's valuation at the time of its IPO, thereby rendering the Company's IPO Registration Statement and Prospectus materially false and misleading. The plaintiffs have not quantified their claims for relief. On February 25, 2016, the court granted the Company's unopposed motion to transfer the case to the United States District Court for the Southern District of New York, where the case can be coordinated with the securities class actions filed by FSC shareholders. The case is now pending in the Southern District of New York as Case No. 1:16-cv-01941-LAK. On April 22, 2016, the court appointed Kiernan and Susan Duffy as lead plaintiffs and the law firm of Glancy Prongay & Murray LLP as lead counsel. Lead plaintiffs have until June 13, 2016 to file an amended complaint if they wish to do so.

On March 7, 2016, the other putative class action by the Company's shareholders was filed, in the United States District Court for the Southern District of New York. The case is captioned Joyce L. Trupp Agreement of Trust v. Fifth Street Asset Management Inc., et al., No. 1:16-cv-01711. The defendants are the same as in the Linde case, and the complaint is a virtual clone of the Linde complaint. The Trupp plaintiff voluntarily dismissed her case before lead plaintiffs and lead counsel were appointed in the Linde case.
The Company believes that the claims are without merit and intends vigorously to defend itself against the plaintiffs' allegations.
Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any sales of unregistered equity securities during the three months ended March 31, 2016, other than the warrant issued to RiverNorth Capital Management, LLC on February 18, 2016, as described in our Current Report on Form 8-K, filed with the SEC on February 19, 2016.
In May 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. For the three months ended March 31, 2016, FSAM made no repurchases under this program. The total number of shares repurchased under the program was 217,641 for total consideration of $1.8 million. The following table outlines repurchases of our Class A common stock under this program:

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
(1) Program authorized by our Board of Directors on May 11, 2015.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On May 11, 2016, our Board of Directors declared a quarterly dividend of $0.10 per share on our Class A common stock. The declared dividend is payable on July 15, 2016 to stockholders of record at the close of business on June 30, 2016.
On May 11, 2016, our Board of Directors re-authorized a share repurchase program for the repurchase of up to $20 million of our Class A common stock. Under the repurchase program, we are authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program will terminate on May 11, 2017, unless earlier terminated or extended by our Board of Directors, and may be suspended for periods or discontinued at any time.

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
Alexander C. Frank
Chief Operating Officer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: May 16, 2016