Form 10-Q
period 2016-06-30
Fifth Street Asset Management Inc.
filed 2016-08-15
CIK 1611988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of August 15, 2016 was 5,842,315. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of August 15, 2016 was 42,856,854.

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
When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•
"Adjusted Net Income" represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, (ii) unrealized gains (losses) on beneficial interests in CLOs, MMKT Notes and derivative liabilities, (iii) certain litigation costs and related recoveries and (iv) other non-recurring items;

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

•
"base management fees" refer to fees we earn for advisory services provided to our funds, which are generally based on a fixed percentage of fair value of assets, total commitments, invested capital, net asset value, total assets or principal amount of the investment portfolios managed by us;

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

i

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

•
"hurdle rate" or "hurdle" refers to a specified minimum rate of return that a fund must exceed in order for the investment adviser or manager of such a fund to receive Part I Fees and/or performance fees;

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Fifth Street Asset Management Inc.
 Consolidated Statements of Financial Condition

	As of
	June 30, 2016	December 31, 2015
Assets	(unaudited)
Cash and cash equivalents	$8,616,558	$17,185,204
Management fees receivable (includes Part I Fees of $9,084,207 and $(555,663) at June 30, 2016 and December 31, 2015, respectively)	21,102,279	4,879,785
Performance fees receivable	86,175	224,618
Insurance recovery receivable	9,725,000	—
Prepaid expenses (includes $677,089 and $676,789 related to income taxes at June 30, 2016 and December 31, 2015, respectively)	3,206,646	1,284,759
Investments in equity method investees	531,720	6,427,272
Investments in available-for-sale securities at fair value (cost June 30, 2016: $48,706,293; cost December 31, 2015: $26,389,015)	41,969,307	26,771,258
Beneficial interests in CLOs at fair value: (cost June, 2016: $24,415,383; cost December 31, 2015: $24,617,568)	22,967,217	23,537,629
Due from affiliates	2,679,629	3,943,384
Fixed assets, net	5,849,559	9,893,521
Deferred tax assets	44,473,292	51,180,237
Deferred financing costs	1,677,768	1,929,433
Other assets	3,401,343	3,976,420
Total assets	$166,286,493	$151,233,520
Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$8,080,704	$5,324,842
Accrued compensation and benefits	5,621,592	10,448,260
Income taxes payable	28,559	28,559
Loans payable (including $2,247,740 and $4,738,026 at June 30, 2016 and December 31, 2015, respectively, of MMKT Notes at fair value)	17,220,305	21,710,640
Legal settlement payable	9,250,000	—
Credit facility payable	87,000,000	65,000,000
Dividends payable	1,705,143	1,748,062
Derivative liabilities at fair value	8,383,213	—
Due to affiliates	26,605	24,257
Deferred rent liability	2,141,090	3,146,210
Payable to related parties pursuant to tax receivable agreements	37,960,213	45,486,114
Total liabilities	177,417,424	152,916,944
Commitments and contingencies
Equity (deficit)
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value 500,000,000 shares authorized; 5,842,315 and 5,822,672 shares issued and 5,842,315 and 5,798,614 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	58,423	58,227
Class B common stock, $0.01 par value 50,000,000 shares authorized; 42,856,854 shares issued and outstanding as of June 30, 2016 and December 31, 2015	428,569	428,569
Additional paid-in capital	2,109,607	2,661,253
Accumulated other comprehensive income (loss)	(519,882)	27,276
Accumulated deficit	(627,144)	—
	1,449,573	3,175,325
Less: Treasury stock, at cost: 24,058 shares as of December 31, 2015	—	(180,064)
Total stockholders' equity, Fifth Street Asset Management Inc.	1,449,573	2,995,261
Non-controlling interests	(12,580,504)	(4,678,685)
Total deficit	(11,130,931)	(1,683,424)
Total liabilities and deficit	$166,286,493	$151,233,520
All management and performance fees are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Income
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues		(See Note 2)		(See Note 2)
Management fees (includes Part I Fees of $9,084,207 and $8,555,515 and $14,022,275 and $16,576,649 for the three months and six months ended June 30, 2016 and 2015, respectively)	$21,291,423	$22,685,241	$38,378,968	$45,784,519
Performance fees	60,411	(12,747)	86,175	76,855
Other fees	1,799,676	1,725,832	3,734,098	3,495,567
Total revenues	23,151,510	24,398,326	42,199,241	49,356,941
Expenses
Compensation and benefits	8,878,001	9,225,279	17,646,626	18,532,965
General, administrative and other expenses	10,080,123	3,099,405	17,381,615	6,372,225
Depreciation and amortization	3,158,322	417,692	3,576,044	820,398
Total expenses	22,116,446	12,742,376	38,604,285	25,725,588
Other income (expense)
Interest income	356,139	171,032	695,741	183,140
Interest expense	(1,080,448)	(458,999)	(2,195,447)	(830,180)
Unrealized gain on MMKT Notes	—	—	2,582,405	—
Unrealized gain (loss) on beneficial interests in CLOs	480,037	(567,398)	(368,227)	(567,398)
Gain on extinguishment of debt	2,000,000	—	2,000,000	—
Adjustment of TRA liability for tax rate change	7,525,901	—	7,525,901	—
Loss on legal settlement	(9,250,000)	—	(9,250,000)	—
Insurance recoveries	12,246,731	—	12,246,731	—
Unrealized loss on derivatives	(3,707,194)	—	(8,383,213)	—
Realized gain on derivatives	465,425	—	465,425	—
Loss on investor settlement (see Note 1)	—	—	(10,419,274)	—
Other income (expense), net	1,571,903	61,000	1,783,490	112,048
Total other income (expense), net	10,608,494	(794,365)	(3,316,468)	(1,102,390)
Income before provision for income taxes	11,643,558	10,861,585	278,488	22,528,963
Provision for income taxes	7,237,303	1,319,173	6,971,891	2,508,004
Net income (loss)	4,406,255	9,542,412	(6,693,403)	20,020,959
Net (income) loss attributable to non-controlling interests	(3,629,933)	(8,435,230)	6,230,340	(17,617,175)
Net income (loss) attributable to Fifth Street Asset Management Inc.	$776,322	$1,107,182	$(463,063)	$2,403,784

Net income (loss) per share attributable to Fifth Street Asset Management Inc. Class A common stock - Basic	$0.13	$0.19	$(0.08)	$0.40
Net income (loss) per share attributable to Fifth Street Asset Management Inc. Class A common stock - Diluted	$0.07	$0.19	$(0.10)	$0.40
Weighted average shares of Class A common stock outstanding - Basic	5,833,575	5,968,353	5,815,998	5,984,193
Weighted average shares of Class A common stock outstanding - Diluted	48,790,784	5,976,746	48,740,139	5,992,657
`

 All revenues are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
		(See Note 2)		(See Note 2)
Net income (loss)	$4,406,255	$9,542,412	$(6,693,403)	$20,020,959
Other comprehensive income (loss):
Adjustment for change in fair value on available-for-sale securities	(1,423,276)	—	(7,119,228)	—
Tax effect on adjustment for change in fair value on available-for-sale securities	20,304	—	284,010	—
Total comprehensive income (loss)	3,003,283	9,542,412	(13,528,621)	20,020,959
Comprehensive (income) loss attributable to non-controlling interests	(2,374,581)	(8,435,230)	12,518,400	(17,617,175)
Comprehensive income (loss) attributable to Fifth Street Asset Management Inc.	$628,702	$1,107,182	$(1,010,221)	$2,403,784

See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statement of Changes in Equity
For the Six Months Ended June 30, 2016
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated deficit	Treasury Stock	Non-Controlling Interests	Total Deficit
	Shares	Amount	Shares	Amount

Balance, December 31, 2015	5,822,672	$58,227	42,856,854	$428,569	$2,661,253	$27,276	$—	$(180,064)	$(4,678,685)	$(1,683,424)
Cumulative effect of ASU 2016-09 adoption	—	—	—	—	145,127	—	(164,081)	—	(160,023)	(178,977)
Paid and accrued dividends - $0.20 per Class A common share	—	—	—	—	(1,164,093)	—	—	—	—	(1,164,093)
Paid and accrued dividends on restricted stock units	—	—	—	—	(22,877)	—	—	—	(173,075)	(195,952)
Issuance of shares in connection with vesting of RSUs	43,701	437	—	—	—	—	—	—	—	437
Retirement of Class A common stock	(24,058)	(241)			(179,823)			180,064		—
Deemed capital contribution (see Note 1)	—	—	—	—	676,617	—	—	—	5,134,177	5,810,794
Distributions to members	—	—	—	—	—	—	—	—	(3,921,711)	(3,921,711)
Reallocation of equity for changes in ownership interest	—	—	—	—	(442,145)	—	—	—	442,145	—
Amortization of equity-based compensation	—	—	—	—	435,548	—	—	—	3,295,068	3,730,616
Change in fair value on available-for-sale securities, net of tax	—	—	—	—	—	(547,158)	—	—	(6,288,060)	(6,835,218)
Net loss	—	—	—	—	—	—	(463,063)	—	(6,230,340)	(6,693,403)
Balance, June 30, 2016	5,842,315	$58,423	42,856,854	$428,569	$2,109,607	$(519,882)	$(627,144)	$—	$(12,580,504)	$(11,130,931)

 See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities		(see Note 2)
Net income (loss)	$(6,693,403)	$20,020,959
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,434,498	678,852
Amortization of fractional interests in aircrafts	141,546	141,546
Amortization of deferred financing costs	251,665	251,665
Amortization of equity-based compensation	3,732,964	2,977,296
Write-off of capitalized software costs	624,512	—
Unrealized loss on beneficial interests in CLOs	368,227	567,398
Interest income accreted on beneficial interest in CLOs	(695,725)	(145,787)
Interest expense on MMKT Notes	92,119	—
Deferred taxes	6,990,955	2,098,160
Deferred rent	(1,005,120)	(88,182)
Unrealized gain on MMKT Notes	(2,582,405)	—
Loss on investor settlement	10,419,274	—
Loss on lease abandonment	1,240,928	—
Gain on extinguishment of debt	(2,000,000)	—
Adjustment of TRA liability for tax rate change	(7,525,901)	—
Unrealized loss on derivatives	8,383,213	—
Realized gain on derivatives	(465,425)	—
(Income) loss from equity method investments	(25,728)	9,952
Changes in operating assets and liabilities:
Management fees receivable	(16,222,494)	4,649,262
Performance fees receivable	59,723	(76,855)
Insurance recovery receivable	(9,725,000)	—
Prepaid expenses	(1,921,887)	325,319
Due from affiliates	1,263,755	1,808,851
Other assets	433,531	(33,908)
Accounts payable and accrued expenses	1,514,934	(900,623)
Accrued compensation and benefits	(4,826,668)	(4,627,470)
Income taxes payable	—	(361,052)
Legal settlement payable	9,250,000	—
Due to Principal	—	(16,863)
Due to affiliates	—	(59,316)
Net cash provided by (used in) operating activities	(5,487,912)	27,219,204
Cash flows from investing activities
Purchases of fixed assets	(15,048)	(681,751)
Purchases of equity method investments	—	(7,500,000)
Redemptions of equity method investments	6,000,000	—
Distributions received from beneficial interest in CLO	897,910	225,282
Purchases of investments in available-for-sale securities	(26,925,757)	—
Proceeds from derivatives	465,425	—
Purchases of beneficial interest in CLO	—	(612,889)
Net cash used in investing activities	(19,577,470)	(8,569,358)
Cash flows from financing activities
Proceeds from loan payable	—	153,255
Proceeds from borrowings under credit facility	25,000,000	27,000,000
Repayments under credit facility	(3,000,000)	(6,000,000)
Repayments of notes payable	(49)	(9,046,929)
Capital contributions from non-controlling interests	—	20,000
Distributions to members	(3,921,711)	(30,046,334)
Repurchases of Class A common stock	—	(697,986)
Dividends to Class A shareholders	(1,581,504)	(1,800,010)
Net cash provided by (used in) financing activities	16,496,736	(20,418,004)
Net decrease in cash and cash equivalents	(8,568,646)	(1,768,158)
Cash and cash equivalents, beginning of period	17,185,204	3,238,008
Cash and cash equivalents, end of period	$8,616,558	$1,469,850

Fifth Street Asset Management Inc.
Consolidated Statements of Cash Flows
(unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,802,549	$548,445
Cash paid during the period for income taxes	$550	$800,000
Non-cash investing activities:
Non-cash distributions received from equity method investments	$—	$5,074,195
Non-cash purchases of subordinated debt interest in CLO	$—	$1,043,144
Non-cash purchases of beneficial interest in CLO	$—	$2,831,051
Non-cash financing activities:
Accrued dividends	$946,935	$—
Deemed capital contribution	$5,810,794	$—
Non-cash contribution to FSOF	$78,720	$106,635
Non-cash distribution from FSOF	$78,720	$106,635

 All management and performance fees are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 1. Organization
Fifth Street Asset Management Inc. ("FSAM"), together with its consolidated subsidiaries (collectively, the "Company"), is an alternative asset management firm headquartered in Greenwich, CT that provides asset management services to its investment funds (referred to as the "Fifth Street Funds" or the "funds"), which, to date, consist primarily of Fifth Street Finance Corp. (formed on January 2, 2008, "FSC") and Fifth Street Senior Floating Rate Corp. (formed on May 22, 2013, "FSFR"), both publicly-traded business development companies regulated under the Investment Company Act of 1940 (together, the "BDCs"). The Company conducts all of its operations through its consolidated subsidiaries, Fifth Street Management LLC ("FSM"), Fifth Street CLO Management LLC ("CLO Management") and FSCO GP LLC ("FSCO GP").
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
Reorganization
In anticipation of its initial public offering (the "IPO") that closed November 4, 2014, FSAM was incorporated in Delaware on May 8, 2014 as a holding company with its primary asset expected to be a limited partnership interest in Fifth Street Holdings L.P. ("Fifth Street Holdings"). Fifth Street Holdings was formed on June 27, 2014 by Leonard M. Tannenbaum and Bernard D. Berman (the "Principals") as a Delaware limited partnership. Prior to the transactions described below, the Principals were the general partners and limited partners of Fifth Street Holdings. Fifth Street Holdings has a single class of limited partnership interests (the "Holdings LP Interests"). Immediately prior to the IPO:

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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Exchange Agreement
In connection with the Reorganization, FSAM entered into an exchange agreement with the limited partners of Fifth Street Holdings that granted each limited partner of Fifth Street Holdings, and certain permitted transferees, the right, beginning two years after the closing of the IPO and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications (collectively referred to as the "Exchange Agreement"). As a result, each limited partner of Fifth Street Holdings, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A common stock of FSAM, which can more readily be sold in the public markets. As of June 30, 2016 and December 31, 2015, FSAM held approximately 11.7% and 11.6% of Fifth Street Holdings, respectively. FSAM’s percentage ownership in Fifth Street Holdings will continue to change as Holdings LP Interests are exchanged for Class A common stock of FSAM or when FSAM otherwise issues or repurchases FSAM common stock.
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
RiverNorth Settlement
On February 18, 2016, the Company entered into a purchase and settlement agreement ("PSA") with RiverNorth Capital Management, LLC ("RiverNorth") pursuant to which RiverNorth would withdraw its competing FSC proxy solicitation. In connection with the execution and delivery of the PSA, on March 24, 2016, the Company purchased 4,078,304 shares of common stock of FSC for $25.0 million of cash at a purchase price of $6.13 per share, net of certain dividends payable to the Company pursuant to the PSA. Pursuant to a letter agreement with the Company, Leonard M. Tannenbaum purchased 5,142,296 shares of common stock of FSC at a net purchase price of $6.13 per share. During the three months ended March 31, 2016, the Company recorded a loss of $10,419,274 on the purchase which represented the premium paid by the Company and Mr. Tannenbaum in excess of the FSC closing share price on the date of the transaction. The premium paid by Mr. Tannenbaum was included as a loss in the consolidated financial statements since the Company directly benefited from this payment.
In addition, the Company issued RiverNorth a warrant to purchase 3,086,420 shares of FSAM's Class A common stock that upon exercise, the Company will pay RiverNorth an amount equal to the lesser of (i) $5 million and (ii) the spread value of the warrant which is based on a $3.24 strike price. The warrant was exercised by RiverNorth on June 23, 2016. The Company has preliminarily elected to settle the warrant in shares of FSAM's Class A common stock, which is subject to approval by the Company's Board of Directors on or before September 21, 2016. Refer to Note 4 for further information. The Company also entered into a swap agreement with RiverNorth whereas on each settlement date, if the settlement date share price of FSC common stock is less than $6.25, the Company must pay RiverNorth for the excess of $6.25 over the settlement date share price multiplied by the 3,878,542 notional shares of common stock underlying the swap. Alternatively, if the settlement date share price of FSC common stock is greater than $6.25, RiverNorth must pay the Company for the excess of the settlement date share price over $6.25 in cash. The settlement dates range from October 2016 to January 2017. The Company is also entitled to a portion of dividends on FSC shares underlying the total return swap which are earned by RiverNorth prior to the settlement date. The Company recorded unrealized losses on derivatives of $3,707,194 and $8,383,213, which represents the change in fair value of the swap and warrant during the three and six months June 30, 2016, respectively. The Company also recorded $465,425 of realized gains on the total return swap during the three months ended June 30, 2016 relating to dividend payments received from RiverNorth. Refer to Note 4 for further information.

MMKT Exchange LLC
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT Exchange LLC (previously IMME LLC), a Delaware limited liability company ("MMKT"). MMKT is a financial technology company that seeks to bring increased

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

liquidity and transparency to middle market loans. FSM made a capital contribution of $80,000 for an 80% membership interest in MMKT. MMKT is consolidated by FSAM in the consolidated financial statements.
As of March 31, 2016, MMKT reevaluated alternatives for the business and determined it was appropriate to scale back its operations. As a result, during the three months ended March 31, 2016, the MMKT Notes were written down to reflect the estimated net tangible assets of the business at loan expiration, which resulted in a an unrealized gain of $2,582,405. Additionally, previously capitalized software costs of $624,512 were written off as it was determined it was no longer probable that the software being developed would be placed into service.
During the three months ended June 30, 2016, MMKT determined that it would cease further development of its technology and market its intellectual property for sale and distribute all available cash to its convertible noteholders as soon as practicable. There was no change in fair value of the MMKT Notes during the three months ended June 30, 2016 as there were no changes to MMKT's estimated net tangible assets at loan expiration. Refer to Note 15 for further information.
Note 2. Revision of Previously Issued Financial Statements
Revision
During 2015, the Company identified errors in the calculation of Part I Fees that were originally recognized as revenue in the first quarter of 2012 through the third quarter of 2015. The identified errors related to incorrect information used by FSC CT LLC, the Company's administrator, a wholly-owned subsidiary of the Company. The errors related primarily to the timing of when Part I fees should have been recognized. The Company also incorrectly recorded certain reimbursements from the BDCs on a net basis during the interim periods of 2015 and year ended December 31, 2014, respectively. This error had no impact on net income as the correction was to gross-up revenue - other fees and general, administrative and other expenses by the same amounts. The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin ("SAB") No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements. However, the Company concluded the cumulative corrections of these errors would be material to the Company's 2015 financial statements and, therefore, it was not appropriate to recognize the cumulative corrections during 2015. Consequently, the Company revised the three and six months ended June 30, 2015 financial statements to correct these errors (the "Revision") as well as other unrelated, immaterial out-of-period adjustments that had been previously recorded. The Revision had no net impact on the Company’s net cash provided by operating activities for any period presented.
The Holdings Limited Partners have refunded all of the prematurely paid fees to the Company, including interest, and therefore none of the expense was borne by the Class A stockholders of FSAM.
Set forth below is a summary of the financial statement line items impacted by the Revision as of and for the three and six months ended June 30, 2015 presented in this Form 10-Q.

	Three Months Ended June 30, 2015
Consolidated Statements of Income:	As previously reported	Adjustments	As revised
Management fees	$23,058,289	$(373,048)	$22,685,241
Other fees	1,120,621	605,211	1,725,832
Total revenues	24,166,163	232,163	24,398,326
General, administrative and other expenses	2,633,265	466,140	3,099,405
Total expenses	12,276,236	466,140	12,742,376
Unrealized loss on beneficial interests in CLOs	—	(567,398)	(567,398)
Total other income (expense), net	(226,967)	(567,398)	(794,365)
Income before provision for income taxes	11,662,960	(801,375)	10,861,585
Provision for income taxes	(1,315,041)	(4,132)	(1,319,173)
Net income	10,347,919	(805,507)	9,542,412
Net income attributable to non-controlling interests	(9,141,173)	705,943	(8,435,230)
Net income attributable to Fifth Street Asset Management Inc.	$1,206,746	$(99,564)	$1,107,182
Net income per share attributable to Fifth Street Asset Management Inc. - Basic and Diluted	$0.20	$(0.01)	$0.19

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2015
Consolidated Statements of Income:	As previously reported	Adjustments	As revised
Management fees	$46,637,687	$(853,168)	$45,784,519
Other fees	2,321,745	1,173,822	3,495,567
Total revenues	49,036,287	320,654	49,356,941
General, administrative and other expenses	5,434,574	937,651	6,372,225
Total expenses	24,787,937	937,651	25,725,588
Unrealized loss on beneficial interests in CLOs	—	(567,398)	(567,398)
Total other income (expense), net	(534,992)	(567,398)	(1,102,390)
Income before provision for income taxes	23,713,358	(1,184,395)	22,528,963
Provision for income taxes	(2,537,107)	29,103	(2,508,004)
Net income	21,176,251	(1,155,292)	20,020,959
Net income attributable to non-controlling interests	(18,660,175)	1,043,000	(17,617,175)
Net income attributable to Fifth Street Asset Management Inc.	$2,516,076	$(112,292)	$2,403,784
Net income per share attributable to Fifth Street Asset Management Inc. - Basic and Diluted	$0.42	$(0.02)	$0.40

	Six Months Ended June 30, 2015
Consolidated Statement of Cash Flows:	As previously reported	Adjustments	As revised
Cash flows from operating activities:
Net income	$21,176,251	$(1,155,292)	$20,020,959
Unrealized loss on beneficial interests in CLOs	—	567,398	567,398
Management fees receivable	3,796,094	853,168	4,649,262
Prepaid expenses	354,422	(29,103)	325,319
Net cash provided by operating activities	26,983,033	236,171	27,219,204
Cash flows from investing activities:
Purchases of fixed assets	(445,580)	(236,171)	(681,751)
Net cash used in investing activities	(8,333,187)	(236,171)	(8,569,358)

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
Consolidated Variable Interest Entities
Fifth Street Holdings
FSAM is the sole general partner of Fifth Street Holdings and, as such, it operates and controls all of the business and affairs of Fifth Street Holdings and its wholly-owned subsidiaries, FSM, CLO Management and FSCO GP. Under ASC 810, Fifth Street Holdings meets the definition of a VIE because the limited partners do not hold substantive kick-out or participating rights. Since FSAM has the obligation to absorb expected losses and the right to receive benefits that could be significant to Fifth Street Holdings and is the sole general partner, FSAM is considered to be the primary beneficiary of Fifth Street Holdings. The assets of Fifth Street Holdings can be used to settle the obligations of FSAM based on the discretion of FSAM in its capacity as the general partner of Fifth Street Holdings.
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
Voting Interest Entities
Entities that are not VIEs are generally evaluated under the voting interest model. The Company consolidates voting interest entities that it controls through a majority voting interest or through other means.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Unconsolidated Variable Interest Entities
The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company's interest in such entities generally is in the form of direct interests and fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. The Company's interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs as of June 30, 2016 is $24,124,074, which represents the fair value of beneficial interests as well as management fees receivable at such date.
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
The Company determined that it did not have an obligation to absorb expected losses that could be significant to CLO I and CLO II. Therefore, the Company is not considered to be the primary beneficiary of the CLOs, and accordingly, does not consolidate their financial results. As of June 30, 2016, investments held by the Company in the senior secured and subordinated notes of the CLOs are included within "Beneficial interests in CLOs at fair value" on the Consolidated Statements of Financial Condition.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions affecting amounts reported in the consolidated financial statements and accompanying notes. The most significant of these estimates are related to: (i) the valuation of equity-based compensation, (ii) the estimate of future taxable income, which impacts the carrying amount of the Company’s deferred income tax assets, (iii) the determination of net tax benefits in connection with the Company's tax receivable agreements, (iv) the valuation of the Company's investments, (v) the valuation of derivative liabilities, (vi) the measurement of asset and liabilities associated with exit and disposal activities and (vii) the valuation of the MMKT Notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.
For the six months ended June 30, 2016 and 2015, substantially all revenues and receivables were earned or derived from advisory or administrative services provided to the BDCs and other affiliated entities.
The Company is dependent on its chief executive officer, Leonard M. Tannenbaum, who holds over 90% of the combined voting power of the Company through his ownership of shares of common stock. If for any reason the services of the Company's chief executive officer were to become unavailable, there could be a material adverse effect on the Company's operations, liquidity and profitability.
Fair Value Measurements
The carrying amounts of cash and cash equivalents, management and performance fees receivable from affiliates, prepaid expenses, insurance recovery receivable, due from/to affiliates, accounts payable and accrued expenses, accrued compensation and benefits, income taxes payable, legal settlement payable and dividend payable approximate fair value due to the immediate or short-term maturity of these financial instruments.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
The Company earned interest income of $356,131 and $695,725, respectively, from beneficial interests in CLOs, for the three and six months ended June 30, 2016 and $145,787 and $145,787, respectively, for the three and six months ended June 30, 2015.
Fair Value Option
The Company has elected the fair value option, upon initial recognition, for all beneficial interests in CLOs, which had a cost of $24,415,383 as of June 30, 2016. There was $480,037 and $(368,227) of unrealized gains (losses), respectively, recorded on beneficial interests in CLOs for the three and six months ended June 30, 2016. There was $567,398 of unrealized losses recorded on beneficial interests in CLOs, during the three and six months ended June 30, 2015.
The Company has also elected the fair value option, upon initial recognition, on the MMKT Notes, which had a cost of $4,830,145 as of June 30, 2016, included in loans payable on the Consolidated Statements of Financial Condition. There was an unrealized gain of $0 and $2,582,405 recognized on MMKT Notes, respectively, during the three and six months ended June 30, 2016 (see Note 9).
The fair value option permits the irrevocable election of fair value on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement with its peers in the asset management industry. Changes in the fair value of these assets and liabilities and related interest income/expense are recorded within "Other income (expense)" in the Consolidated Statements of Income. Refer to Note 5 for a description of valuation methodologies for each of the financial instruments mentioned above.
Derivative Instruments
Derivative instruments include warrant and swap contracts issued in connection with the RiverNorth settlement. The derivative instruments are not designated as hedging instruments. All derivatives are recognized in "Derivative liabilities at fair value" and are presented gross in the Consolidated Statements of Financial Condition with changes in fair value recorded in "Unrealized gain (loss) on derivatives" in the accompanying Consolidated Statements of Income. Upon settlement of the instrument, the Company records "Realized gain (loss) on derivatives" in the Consolidated Statements of Income.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
Management Fees
Management fees are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value, net investment income, total assets or principal amount of the investment portfolios managed by the Company. All management fees are earned from affiliated funds of the Company. The contractual terms of management fees vary by fund structure and investment strategy and range from 0.40% to 1.75% for base management fees, which are asset or capital-based.
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
Performance Fees
Performance fees are earned from the funds managed by the Company based on the performance of the respective funds. The contractual terms of performance fees vary by fund structure and investment strategy and are generally 15.0% to 20.0% of investment performance.
The Company has elected to adopt Method 2 of ASC 605-20, Revenue Recognition for Revenue Based on a Formula. Under this method, the Company recognizes revenue based on the funds performance during the period, subject to certain

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

hurdles or benchmarks. The performance fees for any period are based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund's income allocation provisions. The performance fees may be subject to reversal to the extent that the performance fees recorded exceed the amount due to the general partner or investment manager based on a fund's cumulative investment returns.
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
Compensation and Benefits
Compensation generally includes salaries, bonuses, severance and equity-based compensation charges. Bonuses are accrued over the service period to which they relate. All payments made to the Predecessor's managing member since inception and all payments made to the Predecessor's equity members since December 1, 2012 (see Note 12) related to their granted or purchased interests are accounted for as distributions on the equity held by such members.
Retention Agreements
During the three months ended June 30, 2016, the Company issued retention bonuses to certain key employees. The retention bonuses provide for the payment of a cash bonus to each participant, which is generally subject to the participant not resigning from the Company prior to the one-year anniversary of the bonus payment. Notwithstanding the foregoing, in the event a participant’s employment is terminated by the Company, the participant is entitled to the cash retention bonus. The Company recognizes the retention bonus payments over the term of the service period as defined by the retention bonus agreements. The Company issued $2,152,000 of retention bonuses during the three months ended June 30, 2016. Retention bonus payments totaled $1,095,000 during the three months ended June 30, 2016, of which $264,358 was amortized during the period into compensation and benefits expense. Additionally, as of June 30, 2016, there was an accrued liability in the amount of $118,831 relating to $1,057,000 of retention bonuses paid in July 2016.
In connection with the retention agreements, the Company has entered into various severance and change in control agreements with certain key employees, which provide for the payment of severance and other benefits to each participant in the event of a termination without cause or for good reason, and the payment of a cash bonus upon the occurrence of a change in control event. The amounts of such payments and benefits vary by employee. The Company records expenses related to such severance and change in control agreements by employee if, and when, a termination or change in control event occurs. There have been no payments made or amounts expensed related to these agreements during the three months ended June 30, 2016.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

The value of the award is amortized on a straight-line basis over the requisite service period and is included within "Compensation and benefits" (except for grants to non-employees which are included in "General, administrative and other expenses") in the Company’s Consolidated Statements of Income.
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
Class A Earnings per Share
The Company computes basic earnings per share attributable to FSAM’s Class A common stockholders by dividing income attributable to FSAM by the weighted-average Class A common shares outstanding for the period. Diluted earnings per share reflects the potential dilution beyond shares for basic earnings per share that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in the Company's earnings. Potentially dilutive securities include outstanding options to acquire Class A common shares, unvested restricted stock units, warrants issued to RiverNorth, MMKT Notes and Fifth Street Holdings limited partnership interests which are exchangeable for shares of Class A common stock. The dilutive effect of stock options and restricted stock units is reflected in diluted earnings per share of Class A common stock by application of the treasury stock method.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on January 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that new standards will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and its ongoing financial reporting.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate, at each annual and interim reporting period, a company's ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for the Company on a prospective basis beginning for the annual fiscal 2016 period and is not expected to have a material effect on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the six months ended June 30, 2016.  The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The guidance in this ASU supersedes the leasing guidance in Topic 840, "Leases." Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company did not early adopt the new guidance during the six months ended June 30, 2016. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 4. Derivative Instruments
The table below summarizes the fair value and notional amounts of the Company's derivative instruments as of June 30, 2016.

	Notional	Fair Value
Derivative Liabilities
Swap	$24,240,888	$5,313,603
Warrant	10,000,000	3,069,610
Total	$34,240,888	$8,383,213

The table below summarizes the impact to the Consolidated Statements of Income from the Company's derivative instruments for the three and six months ended June 30, 2016.

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Unrealized gain (loss) on derivatives
Swap	$(968,882)	$(5,313,603)
Warrant	(2,738,312)	(3,069,610)
Total unrealized loss on derivatives	$(3,707,194)	$(8,383,213)

Realized gain (loss) on derivatives
Swap (1)	$465,425	$465,425
Total realized gain on derivatives	$465,425	$465,425
____________
(1) This amount represents cash received from RiverNorth relating to its obligation to distribute a portion of dividends on the FSC total return swap to the Company.
On June 23, 2016, RiverNorth formally exercised its warrant to purchase 3,086,420 shares of Class A common stock at a price of $4.30 per share. At the exercise date, the Company estimated the cash settlement value at $3,267,160. The Company has elected to settle the warrants in stock which is subject to approval by the Company's Board of Directors on or before September 21, 2016. The fair value of the warrant as of June 30, 2016 is equal to the lesser of the cash settlement value of $3,267,160 and the stock settlement value of $3,069,610, which is based on 759,804 FSAM Class A common shares as determined on the exercise date multiplied by the closing stock price as of the reporting date.
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
The following tables present the financial instruments carried at fair value as of June 30, 2016, by caption on the Company's Consolidated Statement of Financial Condition for each of the levels of hierarchy established by ASC 820:

Assets	Level 1	Level 2	Level 3	Total
Investments in available-for-sale securities	$41,969,307	$—	$—	$41,969,307
Beneficial interests in CLOs	—	—	22,967,217	22,967,217
	$41,969,307	$—	$22,967,217	$64,936,524

Liabilities	Level 1	Level 2	Level 3	Total
MMKT Notes	$—	$—	$2,247,740	$2,247,740
Derivative liability - swap	—	5,313,603	—	5,313,603
Derivative liability - warrant	—	3,069,610	—	3,069,610
	$—	$8,383,213	$2,247,740	$10,630,953

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
The following table provides a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three and six months ended June 30, 2016:

	Beneficial interests in CLOs	MMKT Notes
Fair value at March 31, 2016	$22,842,057	$2,247,740
Distributions	(711,008)	—
Interest income or expense	356,131	—
Unrealized gains or losses	480,037	—
Fair value at June 30, 2016	$22,967,217	$2,247,740

	Beneficial interests in CLOs	MMKT Notes
Fair value at December 31, 2015	$23,537,629	$4,738,026
Distributions	(897,910)	—
Interest income or expense	695,725	92,119
Unrealized gains or losses	(368,227)	(2,582,405)
Fair value at June 30, 2016	$22,967,217	$2,247,740

There were no transfers in or out of level 3 during the three and six months ended June 30, 2016. All unrealized gains or losses related to investments still held as of June 30, 2016.
The following table provides a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three and six months ended June 30, 2015:

Beneficial interests in CLOs
Fair value at March 31, 2015	$4,487,084
Interest income or expense	145,787
Unrealized gains or losses	(567,398)
Fair value at June 30, 2015	$4,065,473

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Beneficial interests in CLOs
Fair value at December 31, 2014	$—
Purchases of investments	4,487,084
Interest income or expense	145,787
Unrealized gains or losses	(567,398)
Fair value at June 30, 2015	$4,065,473
Significant Unobservable Inputs for Level 3 Financial Instruments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 financial instruments, which are carried at fair value as of June 30, 2016:

Assets	Fair Value	Valuation Technique	Unobservable Input	Input Value
Beneficial interests in CLOs	$22,967,217	Discounted cash flow	Constant prepayment rate	15%
			Constant default rate	2%
			Loss severity rate	30%
Total	$22,967,217

Liabilities	Fair Value	Valuation Technique	Unobservable Input	Input Value
MMKT Notes	$2,247,740	MMKT estimated net tangible assets at loan maturity	N/A	N/A
Total	$2,247,740
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
Under the discounted cash flow approach, the significant unobservable inputs used in the fair value measurement of the Company's beneficial interests in the CLOs are the constant prepayment rate, constant default rate and loss severity. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. As of December 31, 2015, the cost of the MMKT Notes approximated fair value as there were recent market transactions. As of June 30, 2016, the fair value was determined based on MMKT's estimated net tangible assets at loan maturity.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Investments in Available-for-Sale Securities
The following table provides information about the Company's investments in available-for-sale securities for the six months ended June 30, 2016:

Securities	Shares	Cost	Fair Value	Gross Cumulative Unrealized Gains	Gross Cumulative Unrealized Losses
FSC common stock	8,399,520	$47,326,614	$40,737,672	$—	$(6,588,942)
FSFR common stock	154,728	1,379,679	1,231,635	—	(148,044)
Total	8,554,248	$48,706,293	$41,969,307	$—	$(6,736,986)

The Company determined that the unrealized losses from FSC and FSFR common stock are not other-than-temporary. This was due to the fact that the unrealized losses were not severe, and the Company intends and has the ability to hold the securities for a period of time sufficient for an anticipated recovery in value. In addition, all unrealized losses have been present for less than a year. No other-than-temporary impairment charges related to the Company’s investments in available-for-sale securities were recorded during the six months ended June 30, 2016.
Financial Instruments Disclosed, But Not Carried At Fair Value
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of June 30, 2016 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Risk Retention Term Loan	$12,972,565	$12,972,565	$—	$—	$12,972,565
Loan payable - DECD loan	2,000,000	1,921,186	—	—	1,921,186
Credit facility payable	87,000,000	87,000,000	—	—	87,000,000
Payables to related parties pursuant to tax receivable agreements	37,960,213	32,975,004	—	—	32,975,004
Total	$139,932,778	$134,868,755	$—	$—	$134,868,755
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
Note 7. Fixed Assets
Fixed assets consist of the following:

	June 30, 2016	December 31, 2015
Furniture, fixtures and equipment	$1,398,475	$1,519,742
Capitalized software costs (1)	—	624,512
Leasehold improvements	10,312,968	10,312,968
Fixed assets, cost	11,711,443	12,457,222
Less: accumulated depreciation and amortization (2)	(5,861,884)	(2,563,701)
Fixed assets, net book value	$5,849,559	$9,893,521
____________
(1) During the six months ended June 30, 2016, the Company determined it was no longer probable that the MMKT software being developed would be completed and placed in service. As a result, the Company wrote off the capitalized software costs, and accordingly, a loss in the amount of $624,512 is included in Other income (expense), net in the Consolidated Statement of Income for the six months ended June 30, 2016.
(2) In April 2016, the Company abandoned a portion of its office space in its corporate headquarters in Greenwich, CT. As a result, the Company accelerated depreciation in the amount of $2,158,012 and $653,719 during the three months ended June 30, 2016 relating to leasehold improvements and furnitures and fixtures, respectively, which represents the net book value of identifiable assets on which the Company will no longer derive future economic benefit.
Depreciation and amortization expense related to fixed assets for the three and six months ended June 30, 2016 was $3,087,549 and $3,434,498 respectively. Depreciation and amortization expense related to fixed assets for the three and six months ended June 30, 2015 was $346,920, and $678,852, respectively. There were $136,315 of fully depreciated assets which were disposed of during the three months ended June 30, 2016.
Note 8. Other Assets
Other assets consist of the following:

	June 30, 2016	December 31, 2015
Security deposits (a)	$81,999	$499,835
Fractional interests in aircrafts (b)	3,160,644	3,302,190
Other	158,700	174,395
	$3,401,343	$3,976,420
__________________

(a)	In April 2016, the Company received its security deposit in the amount of $417,836 in connection with its former White Plains, NY office lease.

(b)
In November 2013, the Company entered into an agreement that entitled it to the use of a corporate aircraft for five years. The amount paid, less the estimated trade-in value, is being amortized on a straight-line basis over the expected five-year term of the agreement. In December 2014, the Company sold half of this interest and entered into an agreement for a second corporate aircraft for five years. Amortization expense for the three and six months ended June 30, 2016 was $70,773 and $141,546, respectively. Amortization expense for the three and six months ended June 30, 2015 was $70,772 and $141,546, respectively.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 9. Debt
Loans Payable
Loans payable consist of the following:

	June 30, 2016	December 31, 2015
DECD loan	$2,000,000	$4,000,000
MMKT Notes	2,247,740	4,738,026
Risk Retention Term Loan	12,972,565	12,972,614
	$17,220,305	$21,710,640
DECD Loan
On October 7, 2013, the Company borrowed $4,000,000 from the Department of Economic and Community Development (the "DECD") of the State of Connecticut. Proceeds from the loan were utilized to partially fund the build-out costs of the Company's new headquarters in Greenwich, CT. The loan bears interest at a fixed rate of 2.5% per annum, matures on November 21, 2023 and requires interest-only payments through November 1, 2017, at which point monthly payments of principal and interest are required until maturity or such time that the loan is repaid in full. As security for the loan, the Company has granted the State of Connecticut a blanket interest in the Company's personal property, subject only to prior security interests permitted by the State of Connecticut. For the three and six months ended June 30, 2016, interest expense related to this loan was $20,765 and $45,628, respectively. For the three and six months ended June 30, 2015, interest expense related to this loan was $24,932 and $49,589, respectively.
Under the terms of the agreement, the Company was eligible for forgiveness of up to $3,000,000 of the principal amount of the loan based on certain job creation milestones, as mutually agreed to by the Company and the DECD. As a result of the Company achieving certain job creation milestones, on May 19, 2016, the DECD granted the Company a loan forgiveness credit of $2,000,000, which was recorded as an extinguishment of debt during the three months ended June 30, 2016. The Company is not entitled to any additional forgiveness after May 19, 2016.
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
On each of August 28, 2015 and September 4, 2015, MMKT issued new Convertible Promissory Notes, due September 4, 2016 and bearing interest at a rate of 8% per annum due upon maturity, prepayment or conversion ("MMKT Notes") to the Company and additional investors. The MMKT Notes also were issued to all existing holders in exchange for their outstanding MMKT Original Notes (the "Exchange"). The Exchange was a non-cash transaction and the principal amounts of the existing MMKT Notes issued to the previous holders were increased to account for the interest accrued over the period prior to the Exchange in the amount of $2,950,000. Additionally, MMKT issued $2,950,000 in aggregate principal amount of MMKT Notes to new investors.
FSM holds $1,394,759 and $649,060 of MMKT Notes at principal amount and fair value, respectively, as of June 30, 2016, which are eliminated in consolidation. The MMKT Notes do not represent additional claims on FSAM's general assets; rather, they represent claims against the specific assets of MMKT. Further, FSAM has not guaranteed any of the MMKT Notes. For the six months ended June 30, 2016, MMKT recorded $92,119 of interest expense recorded related to the MMKT Notes. There was no interest expense recorded related to the MMKT Notes during the three months ended June 30, 2016.
As of March 31, 2016, MMKT reevaluated alternatives for the business and determined it was appropriate to scale back its operations. As a result, during the three months ended March 31, 2016, the MMKT Notes were written down to reflect the estimated net tangible assets of the business at loan maturity, which resulted in a an unrealized gain of $2,582,405. During the three months ended June 30, 2016, MMKT determined that it would cease further development of its technology and market its intellectual property for sale and distribute all available cash to its convertible noteholders as soon as practicable. There was no change in fair value of the MMKT Notes during the three months ended June 30, 2016 as there were no changes to MMKT's estimated net tangible assets at loan expiration. Refer to Note 15 for further information.
Risk Retention Term Loan

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

On September 28, 2015, CLO Management, a wholly-owned consolidated subsidiary of the Company, entered into a Risk Retention Term Loan to provide financing for its purchase of CLO II senior notes up to $17 million at a variable rate based on either LIBOR or a base rate plus an applicable margin. Borrowings under the Risk Retention Term Loan totaled $16,972,565, of which $4,000,000 was repaid, and accrue interest at a rate based on the interest rate on the financed notes and the weighted current cost basis which was 3.78% as of June 30, 2016. The Company's beneficial interests in CLO II in the aggregate amount of $20,230,920 at fair value are pledged as collateral for the Risk Retention Term Loan. The facility matures on September 29, 2027 with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger. The Risk Retention Term Loan contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. The Company is in compliance with all covenants as of June 30, 2016 and has $12,972,565 of borrowings outstanding under the Risk Retention Term Loan which approximated fair value. For the three and six months ended June 30, 2016, interest expense related to the Risk Retention Term Loan was $123,890 and $247,779, respectively.
Credit Facility
On November 4, 2014, Fifth Street Holdings entered into an unsecured revolving credit facility which matures on November 4, 2019 with certain lenders party thereto from time to time and Sumitomo Mitsui Banking Corporation, as administrative agent and joint lead arranger, and Morgan Stanley Senior Funding, Inc., as syndication agent and joint lead arranger. On February 29, 2016, the unsecured revolving credit facility was amended to reduce the aggregate revolver commitments of the lenders from $176 million to $146 million and provide, among other things, that certain risk retention debt incurred by subsidiaries engaged solely in managing collateralized loan obligations shall be permitted and excluded from certain financial covenant calculations, including leverage and interest coverage ratios. As of June 30, 2016, the revolving credit facility provides for $146 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the revolving credit facility accrue interest at an annual rate of LIBOR plus 3.50% per annum and the unused commitment fee under the facility is 0.30% per annum. The revolving credit facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. The revolving credit facility has a term of five years. As of June 30, 2016 and December 31, 2015, the Company had $87,000,000 and $65,000,000, respectively, of borrowings outstanding under the credit facility, at cost and fair value. For the three and six months ended June 30, 2016, interest expense related to the credit facility was $809,960 and $1,558,254, respectively. For the three and six months ended June 30, 2015, interest expense related to the credit facility was $430,236 and $762,498, respectively. At June 30, 2016, the Company was in compliance with all debt covenants.
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
In April 2016, the Company abandoned a portion of its office space in its corporate headquarters in Greenwich, CT. Although the Company is currently marketing the unused space to prospective tenants, until such time the new tenant were to occupy such space and our lease agreement is modified, the Company is still obligated to pay contractual rent payments in accordance with the operating lease. The Company estimated the liability under the operating lease agreement and accrued lease abandonment costs in accordance with ASC 420, Exit or Disposal Cost Obligations and recorded a liability of $1,240,928 at the time of abandonment, which represents the present value of the remaining contractual rent payments on the unused space net of estimated sublease income. In addition, the Company reversed $915,464 of its deferred rent liability which is included as a reduction to "General, administrative and other expenses" in the Consolidated Statements of Income during the three months ended June 30, 2016, which represents the portion of the deferred rent liability attributable to the abandoned space.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

A summary of the Company’s lease abandonment activity for the six months ended June 30, 2016 is as follows:

Lease abandonment costs incurred	$1,240,928
Rent payments	(158,757)
Accrued lease abandonment costs, end of period	$1,082,171

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
Capital Commitments
As of June 30, 2016, the Company does not have any unfunded capital commitments.
Litigation
FSC securities class-action lawsuits
The Company has been named as a defendant in three putative securities class-action lawsuits arising from our role as investment adviser to FSC. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759-LAK. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The case was later transferred to the United States District Court for the Southern District of New York, where it is pending as Case No. 16-cv-00088-LAK. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908-LAK. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard Petrocelli, FSC, and the Company.
The lawsuits allege violations of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of a putative class of investors who purchased FSC common stock during the period from July 7, 2014 through February 6, 2015. The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC’s investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as the asset manager and investment advisor (through subsidiaries) of FSC. For example, the lawsuits allege that FSC improperly delayed the write-down of at least three of its investments until the fiscal quarter ended December 31, 2014, after FSAM had conducted its initial public offering (the “IPO”) in October 2014, even though FSC purportedly should have taken the write-down before FSAM’s IPO. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions.
On February 1, 2016, the court appointed Oklahoma Police Pension and Retirement System as lead plaintiff and the law firm of Labaton Sucharow LLP as lead counsel. Lead plaintiff filed its consolidated complaint on April 1, 2016. The consolidated complaint alleges claims similar to those pled in the original complaints on behalf of the same putative class. Defendants moved to dismiss the consolidated complaint on May 31, 2016.
After defendants filed their motion to dismiss, the parties engaged in a mediation to explore the possible settlement of the action. As previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the parties have signed an agreement to settle the case for $14,050,000, approximately 99% of which will be covered by FSC's insurance proceeds from its carriers. The settlement is an obligation of FSC, not the Company. Therefore, the settlement and related insurance recovery is not recorded in these consolidated financial statements. The proposed settlement is subject to lead plaintiff’s completion of additional discovery and approval by the court after notice has been sent to the settlement class. The parties have not yet filed the settlement agreement with the court.
FSC proxy litigation
The Company was also named as a defendant in a putative class-action lawsuit filed by a purported stockholder of FSC on January 29, 2016, in the Court of Chancery of the State of Delaware. The case is captioned James Craig v. Bernard D. Berman,

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

et al., C.A. No. 11947-VCG. The defendants in the case are Bernard D. Berman, James Castro-Blanco, Ivelin M. Dimitrov, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Sandeep K. Khorana, Todd G. Owens, Douglas F. Ray, Fifth Street Management LLC, FSC, Fifth Street Holdings L.P., and the Company. The complaint alleged that the defendants breached their fiduciary duties to FSC stockholders by, among other things, issuing an incomplete or inaccurate preliminary proxy statement that purportedly attempted to mislead FSC stockholders into voting against proposals to be presented by another shareholder (RiverNorth Capital Management) in a proxy contest in connection with FSC’s 2016 annual meeting. The competing shareholder proposals had sought to elect three director nominees to FSC’s Board of Directors and to terminate the Investment Advisory Agreement between FSC and the Company. The complaint also charged that the director defendants breached their fiduciary duties by perpetuating and failing to terminate the Investment Advisory Agreement and by seeking to entrench themselves as directors and FSAM affiliates as FSC’s manager. The FSAM entities were charged with breaching their duties as alleged controlling persons of FSC and with aiding and abetting the FSC directors’ breaches of duty. The complaint sought, among other things, an injunction preventing FSC and its Board of Directors from soliciting proxies for the 2016 annual meeting until additional disclosures were issued; a declaration that the defendants breached their fiduciary duties by refusing to terminate the Investment Advisory Agreement and by keeping the FSC Board of Directors and Fifth Street Management LLC in place; a declaration that any shares repurchased by FSC after the record date of the 2016 annual meeting would not be considered outstanding shares for purposes of the FSC stockholder approvals sought at the annual meeting; and an award of plaintiff's costs and disbursements. The plaintiff moved for expedited proceedings and for a preliminary injunction.
Defendants opposed plaintiff’s motion for expedited proceedings and moved to dismiss the case. FSC also filed another amendment to the preliminary proxy statement, making additional disclosures relating to issues raised by plaintiff and RiverNorth. On February 16, 2016, plaintiff informed the Delaware court that the basis for his injunction motion had become moot and that he was withdrawing his motions for a preliminary injunction and expedited proceedings. On February 18, 2016, FSC announced that it had entered into an agreement with RiverNorth pursuant to which RiverNorth would withdraw its competing proxy solicitation. Plaintiff later informed the court that his case had become moot, and he moved for a “mootness fee,” which defendants opposed. The court is scheduled to hear argument on plaintiff’s motion on August 23, 2016. Any potential liabilities related to this matter would be borne by FSC, not the Company.
FSC shareholder derivative actions
On December 4, 2015, a putative shareholder derivative action captioned Solomon Chau v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01795-RNC, was filed on behalf of FSC in the United States District Court for the District of Connecticut. The complaint names Leonard Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and the Company as defendants and FSC as the nominal defendant. A second putative shareholder derivative action, captioned Scott Avera v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01889, was filed in the United States District Court for the District of Connecticut on December 31, 2015, against the same group of defendants. The underlying allegations in both complaints are related, and generally similar, to the allegations in the securities class actions against FSC, the Company, and others. The complaints allege that FSC’s Board approved unfair advisory and management agreements with entities related to the Company and that certain defendants engaged in allegedly improper conduct designed to make the Company appear more attractive to potential investors before its IPO. The cases have been consolidated under the caption In re Fifth Street Finance Corp. Shareholder Derivative Litigation, No. 3:15-cv-01795-RNC, and are stayed by consent of the parties and order of the court until September 30, 2016. FSC and the defendants moved to transfer the case to the United States District Court for the Southern District of New York. That motion has been withdrawn without prejudice.
On January 27, 2016, two putative shareholder derivative actions were filed on behalf of FSC in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk. The cases are captioned John Durgerian v. Leonard M. Tannenbaum, et al., No. FST-CV16-6027659-S, and Kamile Dahne v. Leonard M. Tannenbaum, et al., No. FST-CV16-6027660-S. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Douglas F. Ray, Sandeep K. Khorana, Steven M. Noreika, David H. Harrison, Frank C. Meyer, and the Company, with FSC as the nominal defendant. The allegations in the two cases are generally similar to those in the federal derivative actions described above. The cases have been consolidated under the caption In re Fifth Street Finance Corp. Shareholder Derivative Litigation, No. FST-CV16-6027659-S, and are stayed by consent of the parties and order of the court until August 15, 2016. The parties have asked the court to extend the stay until September 30, 2016.
On April 1, 2016 and April 6, 2016, respectively, two putative shareholder derivative actions were filed on behalf of FSC in the Delaware Court of Chancery. The cases are captioned Justin A. Tuttelman v. Leonard M. Tannenbaum, et al., No. 12157-VCG, and James C. Cooper v. Leonard M. Tannenbaum, et al., No. 12171-VCG. The defendants in the cases are Leonard M.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and the Company, with FSC as the nominal defendant. The allegations in the two cases are generally similar to those in the other derivative actions. The cases were consolidated under the caption In re Fifth Street Finance Corp. Stockholder Litigation, C.A. No. 12157-VCG. The two original plaintiffs and several others later filed a consolidated amended complaint on June 8, 2016. The consolidated complaint repeats and expands on prior allegations and adds Fifth Street Management LLC as a defendant. Pursuant to stipulated orders, the consolidated cases were stayed until June 30, 2016 and August 15, 2016, and the stay has been extended until September 30, 2016.
The parties in all of the derivative actions agreed to mediate their disputes. As previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the parties have signed an agreement to settle the cases. The proposed settlement provides for Fifth Street Management’s waiver of fees charged to FSC in the amount of $1,000,000 for each of ten consecutive quarters starting in January 2018, maintenance of the previously announced decrease in Fifth Street Management’s base management fee from 2% to a maximum of 1.75% of gross assets (excluding cash and cash equivalents) for at least four years, and certain governance and oversight enhancements. Those enhancements include provisions relating to equity ownership by FSC Board members, disclosure of executive compensation, director independence, valuation policies and processes, creation of a Board-level Credit Risk and Conflicts Committee at FSC, and increased consultation with outside advisers and independent third parties. Some of the undertakings and enhancements described above are subject to Fifth Street Management’s continuing as FSC’s investment adviser.
FSC and the defendants further agreed that they would not oppose plaintiffs’ request for an award of $5,100,000 in attorneys’ fees and expenses, which will be paid from FSC's insurance coverage. The proposed settlement is subject to plaintiffs’ completion of additional discovery and approval by the United States District Court for the District of Connecticut after notice has been disseminated to FSC’s shareholders. As discussed above, FSC and the defendants have withdrawn the pending transfer motion without prejudice so that the Connecticut federal court can rule on the proposed settlement. The parties have not yet filed the settlement agreement with the court. The proposed settlement is an obligation of FSC, not the Company. Therefore, the proposed settlement and related insurance recovery is not recorded in these consolidated financial statements.
FSAM class-action lawsuits
The Company was named as a defendant in two putative securities class-action lawsuits filed by purchasers of the Company’s shares. The suits are related to the securities class actions brought by shareholders of FSC, for which Fifth Street Management serves as investment advisor.
The first lawsuit by the Company’s shareholders was filed on January 7, 2016, in the United States District Court for the District of Connecticut and was captioned Ronald K. Linde, etc. v. Fifth Street Asset Management Inc., et al., Case No. 1:16-cv-00025. The defendants are the Company, Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Steven M. Noreika, Wayne Cooper, Mark J. Gordon, Thomas L. Harrison, and Frank C. Meyer. The lawsuit asserts claims under §§ 11, 12(a)(2), and 15 of the Securities Act of 1933 (the “Securities Act”) on behalf of a putative class of persons and entities who purchased the Company’s common stock pursuant or traceable to the Registration Statement issued in connection with the Company’s IPO. The complaint alleges that the defendants engaged in a fraudulent scheme and course of conduct to artificially inflate FSC’s assets and investment income and, in turn, the Company’s valuation at the time of its IPO, thereby rendering the Company’s IPO Registration Statement and Prospectus materially false and misleading. The plaintiffs have not quantified their claims for relief.
On February 25, 2016, the court granted the Company’s unopposed motion to transfer the case to the United States District Court for the Southern District of New York, where the case could be coordinated as appropriate with the securities class actions filed by FSC shareholders. The case is now pending in the Southern District of New York as Case No. 1:16-cv-01941-LAK. On April 22, 2016, the court appointed Kieran and Susan Duffy as lead plaintiffs and the law firm of Glancy Prongay & Murray LLP as lead counsel. Lead plaintiffs filed an amended complaint on June 13, 2016.
On March 7, 2016, the other putative class action by the Company’s shareholders was filed in the United States District Court for the Southern District of New York. The case was captioned Joyce L. Trupp Agreement of Trust v. Fifth Street Asset Management Inc., et al., No. 1:16-cv-01711. The defendants were the same as in the Linde case, and the complaint was a virtual clone of the original Linde complaint. The Trupp plaintiff voluntarily dismissed her case before lead plaintiffs and lead counsel were appointed in the Linde case.
Following an agreed mediation, and as previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the parties in the Linde case signed an agreement to settle the action for $9,250,000, which will be covered by insurance proceeds.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

The proposed settlement is subject to lead plaintiffs’ completion of additional discovery and approval by the court after notice has been sent to the settlement class. The parties have not yet filed the settlement agreement with the court.
A provision for losses of $9,250,000 related to the lawsuits has been recorded, offset by the accrual of expected insurance recoveries of $9,250,000 in the accompanying consolidated financial statements as of June 30, 2016. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company.

SEC Examination and Investigation
As previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) sent document subpoenas and document-preservation notices to the Company, FSC, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. (“FSOF”), and Fifth Street Senior Floating Rate Corp (“FSFR”) on March 23, 2016. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Asset Management LLC by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the FSC and FSAM securities class actions and the FSC derivative actions discussed above. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of FSC’s portfolio companies and investments, (ii) the expenses allocated or charged to FSC and FSFR, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of FSC’s portfolio companies or investments as well as expenses allocated or charged to FSC and FSFR, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940 (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation.
The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.
In connection with the matters described above, the Company has incurred professional fees of $5,219,496 and $8,396,961, respectively, for the three and six months ended June 30, 2016. Certain of the expenses associated with defense of these matters may also be covered by insurance, and the Company may seek reimbursement from the appropriate carriers. During the three months ended June 30, 2016, the Company recorded $2,996,731 of insurance recoveries related to previously incurred professional fee expenses which are included in Other income (expense) in the Company's Consolidated Statements of Income. The Company cannot provide assurance, however, that these expenses will ultimately be reimbursed in whole, or at all.
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
As a result of certain changes to Connecticut state tax law that were passed in May 2016 (effective January 1, 2016), which resulted in a lower state income tax rate, the Company reduced its payable to TRA recipients by $7,525,901 which is included in Other income (expense) in the Consolidated Statements of Income. As of June 30, 2016, payments due to the TRA Recipients under the TRA totaled $37,960,213, after this adjustment.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

In connection with the finalization of the 2014 tax returns in 2015, FSAM paid $340,713, representing the initial payment associated with the TRA liability. In addition, the Company reduced the tax benefit associated with the TRA by $289,606 as a result of a change in the federal corporate tax rate. Within the next 12 month period, the Company expects to pay $2,051,341 of the total amount of estimated TRA liability. Such amount was determined by estimating the amount of taxable income and specified deductions subject to the TRA which are expected to be realized by FSAM for the related tax year. These calculations are performed pursuant to the terms of the TRAs.
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
For the three and six months ended June 30, 2016, the Company earned $20,563,318 and $36,947,056, respectively, in management fees relating to services provided to the BDCs. For the three and six months ended June 30, 2015, the Company earned $22,486,109 and $45,463,434, respectively, in management fees relating to services provided to the BDCs. As of June 30, 2016 and December 31, 2015, management fees receivable in the amounts of $20,563,317 and $4,239,207, were due from the BDCs. For the three and six months ended June 30, 2016, the Company voluntarily waived $81,028, and $162,188 of management fees from the BDCs, respectively. For the three and six months ended June 30, 2015, the Company voluntarily waived $178,593, and $289,833 of management fees from the BDCs, respectively.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Performance fees earned for the three months ended June 30, 2016 and June 30, 2015 were $60,411 and $(12,747), respectively. Performance fees earned for the six months ended June 30, 2016 and June 30, 2015 were $86,175 and $76,855, respectively.
The Company also has entered into administration agreements under which the Company provides administrative services for the BDCs and private funds (collectively, the "Fifth Street Funds"), including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, the Company also performs or oversees the performance of the BDCs' required administrative services, which includes being responsible for the financial records which the BDCs are required to maintain and preparing reports to the BDCs' stockholders and reports filed with the SEC. In addition, the Company assists each of the BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to the each of the BDC's stockholders, and generally overseeing the payment of each Fifth Street Fund's expenses and the performance of administrative and professional services rendered to the funds. For providing these services, facilities and personnel, the Fifth Street Funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, the Company. Included in Revenues — other fees in the Consolidated Statements of Income for the three months ended June 30, 2016 and 2015 was $1,799,676 and $1,725,832, respectively, was recorded related to amounts charged for the above services provided to the Fifth Street Funds. For the six months ended June 30, 2016 and 2015 respectively, $3,734,098 and $3,495,567 was recorded related to amounts charged for the above services provided to the Fifth Street Funds.The Company may also provide, on the BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements may be terminated by either the Company or the BDC without penalty upon 60 days' written notice to the other party.
Receivables for reimbursable expenses from the Fifth Street Funds are included within Due from Affiliates and totaled $2,312,467 and $3,755,729 at June 30, 2016 and December 31, 2015, respectively.
Purchases of FSC and FSFR Common Stock
During the six months ended June 30, 2016, the Company purchased an additional 332,934 shares of FSC common stock in the open market for $1,925,757, which represented a weighted average price of $5.78 per share.
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
As a result of the above transactions, the total shares of FSC common stock held by the Company at June 30, 2016 was 8,399,520. Dividend income for the three and six months ended June 30, 2016 related to this investment was $1,511,914 and $2,269,756, respectively, and is included in other income (expense), net in the Consolidated Statement of Income.
As of June 30, 2016, the Company held 154,728 shares of FSFR common stock. Dividend income for the three and six months ended June 30, 2016 related to this investment was $34,814 and $58,518, respectively, and is included in other income (expense), net in the Consolidated Statement of Income.
MMKT
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT. The purpose of MMKT was to develop technology related to the financial services industry. FSM made a total capital contribution of $80,000 for an 80% membership interest in MMKT. The Company has consolidated MMKT in its consolidated financial statements based on its 80% membership interest. In that regard, the Company's allocable portion of the gain attributable to MMKT was $1,185,634 for the six months ended June 30, 2016. As of June 30, 2016, FSM holds $1,300,000 in the aggregate principal amount of convertible promissory notes, which is eliminated in consolidation.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

FSOF
As of June 30, 2016, the Company has made capital contributions (net of redemptions) of $300,000 to FSOF through its investment in FSCO GP, which is recorded in investments in equity method investees in the Consolidated Statements of Financial Condition. During the six months ended June 30, 2016, the Company redeemed $6.0 million of its investment in FSOF.
CLO I and CLO II
As of June 30, 2016, the Company's investments in senior and subordinated notes in CLO I and CLO II totaled $2,736,297 and $20,230,920, respectively. As of December 31, 2015, the Company's investments in senior and subordinated notes in CLO I and CLO II totaled $2,904,677 and $20,632,952, respectively.
Other
On July 22, 2013, the Company entered into a lease agreement for office space for its headquarters in Greenwich, CT. The landlord is an entity controlled by Leonard M. Tannenbaum, the Company's chairman and chief executive officer. The lease agreement requires monthly rental payments, expires on September 30, 2024 and can be renewed at the request of the Company for two additional five year periods. Rental payments under this lease of approximately $2,000,000 per year began on October 11, 2014.
In April 2016, the Company abandoned a portion of its office space in its corporate headquarters in Greenwich, CT. Although the Company is currently marketing the unused space to prospective tenants, unless our lease agreement is modified, the Company is still obligated to pay contractual rent payments in accordance with the operating lease.
The Company's fractional interests in corporate aircrafts are used primarily for business purposes. Occasionally, certain of the members of management have used the aircraft for personal use. The Company charges these members of management for such personal use based on market rates. There were no such charges for the three and six months ended June 30, 2016 and 2015.
As of June 30, 2016 and December 31, 2015 amounts due to and from affiliates were comprised of the following:

	As of June 30, 2016	As of December 31, 2015
Management fees receivable:
Base management fees receivable - BDCs	$11,479,110	$4,794,870
Part I Fees receivable (payable) - BDCs	9,084,207	(555,663)
Collateral management fees receivable - CLO I and CLO II	538,962	640,578
	$21,102,279	$4,879,785

Performance fees receivable:
Performance fees receivable - FSOF	$86,175	$78,720
Part II fees receivable - BDCs	—	145,898
	$86,175	$224,618

Due from affiliates:
Reimbursed expenses due from the BDCs	$1,739,859	$3,355,875
Reimbursed expenses due from private funds	572,608	399,854
Due from employees	127,961	51,167
Other amounts due from affiliated entities	239,201	136,488
	$2,679,629	$3,943,384

Due to affiliates:
Stock appreciation rights liability	$26,605	$24,257
	$26,605	$24,257

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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Dividends
The following table reflects the dividends per share that the Company has recorded on its common stock for the six months ended June 30, 2016 and June 30, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
January 15, 2015	March 31, 2015	April 15, 2015	$0.30	$1.8 million
May 11, 2015	June 30, 2015	July 15, 2015	0.17	1.0 million
Total for the six months ended June 30, 2015			$0.47	$2.8 million

March 14, 2016	March 31, 2016	April 15, 2016	$0.10	$0.6 million
May 11, 2016	June 30, 2016	July 15, 2016	0.10	0.6 million
Total for the six months ended June 30, 2016			$0.20	$1.2 million

Share Repurchase Program
On May 11, 2015, the Company's Board of Directors authorized a share repurchase program of up to $20.0 million of the Company’s Class A common stock. Under the repurchase program, the Company was authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program expired on May 11, 2016. During the six months ended June 30, 2015, FSAM repurchased and retired 73,258 shares of its Class A common stock at a weighted average price of $9.50 per share pursuant to this program, resulting in aggregate cash consideration paid for these repurchases of $0.7 million. There were aggregate purchases of 217,641 shares of FSAM Class A common stock at a weighted average price of $8.47 per share pursuant to this program, all of which occurred during the year ended December 31, 2015. The aggregate cash consideration paid for these repurchases was $1.8 million.
Upon expiration of the previous share repurchase program, on May 11, 2016, the Company's Board of Directors re-authorized a share repurchase program for the repurchase of up to $20.0 million of the Company's Class A common stock. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program will terminate on May 11, 2017, unless earlier terminated or extended by the Company's Board of Directors, and may be suspended for periods or discontinued at any time. During the six months ended June 30, 2016, there were no repurchases of shares of common stock pursuant to this program.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
The following table summarizes activity for the six months ended June 30, 2016 and 2015 with respect to the Company's Holdings LP Interests which are equity classified awards:

Balance at December 31, 2015	$7,016,286
Amortization of Holdings LP Interests (1)	(828,851)
Balance at June 30, 2016	$6,187,435

Balance at December 31, 2014	$8,043,058
Amortization of Holdings LP Interests	(513,386)
Balance at June 30, 2015	$7,529,672
(1) Included in amortization of Holdings LP Interests is an acceleration of $315,465 in connection with the separation of two former Holdings limited partners.
Included in compensation expense for the six months ended June 30, 2016 and 2015 was $828,851 and $513,386, respectively, of amortization relating to the above equity-classified awards. All such compensation expense has been allocated to the Predecessor for periods prior to the Reorganization and to the non-controlling interests thereafter in the Statement of Changes in Equity.
As of June 30, 2016, unrecognized compensation cost in the amount of $6,187,435 relating to these equity-based awards is expected to be recognized over a period of approximately 6.2 years.
Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan
In connection with the IPO, FSAM's Board of Directors adopted the 2014 Omnibus Incentive Plan pursuant to which the Company granted options to its non-employee directors, executive officers and other employees to acquire 5,658,970 shares of Class A common stock, 1,174,748 restricted stock units to be settled in shares of Class A common stock and 90,500 stock appreciation rights to be settled in cash. During the three and six months ended June 30, 2016 and 2015, there were additional grants under the 2014 Omnibus Incentive Plan as discussed below.
Equity-based compensation expense related to grants under the 2014 Omnibus Incentive Plan is as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Restricted stock units to be settled in Class A common stock	$886,475	$654,911	$1,657,318	$1,302,746
Options to acquire shares of Class A common stock	612,665	575,384	1,244,447	1,150,768
Stock appreciation rights to be settled in cash	309	5,198	2,348	10,396
Total	$1,499,449	$1,235,493	$2,904,113	$2,463,910
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
Additionally, when the Company pays dividends on its outstanding shares of Class A common stock, the holder of the restricted stock units will be credited with dividend equivalents.  For stock dividends, the dividend equivalents will be in the

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

form of additional restricted stock units. For cash dividends, the dividend equivalents will be in the form of cash (without interest or earnings).  Dividend equivalents are subject to the same terms and conditions as the original restricted stock unit award, and are not paid until the vesting and settlement of the underlying shares of Class A common stock to which such dividend equivalents relate.  During the six months ended June 30, 2016, the Company granted 156,740 in restricted stock units to employees under substantially similar terms to the IPO grant. For the six months ended June 30, 2016 and 2015, the Company recorded cash dividends of $0.20 and $0.47 per share, respectively, and accrued dividends in the amount of $195,952 and $437,859 respectively, related to unvested restricted stock units which are forfeitable.
The following table presents unvested restricted stock units' activity for the six months ended June 30, 2016:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - December 31, 2015	1,201,794	$16.64
Granted	156,740	3.19
Vested	(43,701)	5.56
Forfeited	(198,115)	6.80
Balance - June 30, 2016	1,116,718	$16.93

Compensation expense associated with these restricted stock units is being recognized on a straight-line basis during the service period of the respective grant. During the three months ended June 30, 2016, the Company accelerated the vesting of 43,701 RSUs relating to the separation of a former employee. The total compensation expense expected to be recognized in all future periods associated with the restricted stock units, is $12,792,212 at June 30, 2016, which is expected to be recognized over the remaining weighted average period of 4.3 years.
Options
The fair value of each option granted during the six months ended June 30, 2016 is measured on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Risk-free interest rate	1.16%
Expected dividend yield	11.87%
Expected volatility factor	47.86%
Expected life in years	5.0
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
A summary of unvested options activity for the six months ended June 30, 2016 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - December 31, 2015	5,562,866	$18.64	7.5
Granted	50,000	3.70	5.0
Vested	(60,000)	17.29	4.0
Forfeited	(94,074)	17.80	8.3
Balance - June 30, 2016	5,458,792	18.53	6.7
Exercisable at June 30, 2016	—	$—	—	$—
Aggregate intrinsic value represents the value of the Company's closing share price on the last trading day of the quarter in excess of the weighted average exercise price multiplied by the number of options exercisable or expected to vest. As of

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

June 30, 2016, the Company's closing share price was lower than the weighted average exercise price of the options exercisable or expected to vest. As a result, the options are out of the money and have no intrinsic value.
Compensation expense associated with these options is being recognized on a straight-line basis during the service period of the respective grant. As of June 30, 2016, there was $4,778,526 of total unrecognized compensation expense, that is expected to be recognized over the remaining weighted average period of 3.0 years.
Stock Appreciation Rights (“SARs”)
Each SAR represents an unfunded, unsecured right of the holder to receive an amount in cash equal to the excess of the closing price of a Class A common share over the exercise price. The SARs terms and conditions are substantially similar to the provisions of the ten year option grants discussed above and had a grant date fair value of $1.78 per unit. Upon vesting, they will be settled in cash. The fair value of the SARs are re-measured each reporting period until settlement and changes in fair value are charged to compensation expense as the SARs vest over the remaining service period. The amount of the adjustment has been derived based on a grant date fair value using the IPO price of $17.00 per share, multiplied by the number of unvested shares, and expensed over the six year service period. Additionally, the calculation of the expense assumes a forfeiture rate of 5%. The total compensation expense expected to be recognized in all future periods associated with the SARs, is approximately $60,872. No SARs were issued during the six months ended June 30, 2016.
A summary of unvested SARs activity for the six months ended June 30, 2016 is presented below:

	SARs	Weighted Average Grant Date Fair Value Per SAR
Balance December 31, 2015	71,000	$1.78
Granted	—	—
Vested	—	—
Forfeited	(21,500)	1.78
Balance June 30, 2016	49,500	$1.78
The following table summarizes activity for the six months ended June 30, 2016 and 2015 with respect to the Company's liability classified awards, including stock appreciation rights discussed below:

Balance at December 31, 2015	$24,257
Compensation expense	2,348
Balance at June 30, 2016	$26,605

Balance at December 31, 2014	$3,465
Compensation expense	10,396
Balance at June 30, 2015	$13,861
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

As a result of certain changes to Connecticut state tax law that were passed in May 2016 (effective January 1, 2016), which resulted in a lower state income tax rate, the Company reduced its deferred tax assets by $7,050,755, which includes a discrete adjustment of $6,271,403, and is included in provision for income taxes in the Consolidated Statements of Income. An additional $1,813,108 provision for income tax related to this item will be recorded prior to December 31, 2016 through the annual effective tax rate.
The estimated annualized income tax provision for 2016 reflects an effective tax rate of 11.5%. The difference between the annual effective rate of 11.5% and the statutory Federal rate of 35% primarily relates to state taxes and pass-through entity income not subject to income taxes. The increase in the effective tax rate during the period relates to the adjustment of TRA liability in the amount of $7,525,901. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Actual provision expense may vary from the annual effective rate for discrete items recorded in the period.
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
The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the six months ended June 30, 2016. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the Provision for Income Taxes.

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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic net income (loss) per share of Class A common stock:
Net income (loss) attributable to Fifth Street Asset Management Inc.	$776,322	$1,107,182	$(463,063)	$2,403,784
Numerator for diluted net income (loss) per share of Class A common stock:
Net income (loss) attributable to Fifth Street Asset Management Inc.	$776,322	$1,107,182	$(463,063)	$2,403,784
Dilutive effects of MMKT Notes	—	—	(98,552)	—
Assumed conversion of Holdings LP Interests	2,449,156	—	(4,296,559)	—
Net income (loss) available to Class A common stockholders	$3,225,478	$1,107,182	$(4,858,174)	$2,403,784
Denominator for basic net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	5,833,575	5,968,353	5,815,998	5,984,193
Denominator for diluted net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	5,833,575	5,968,353	5,815,998	5,984,193
Dilutive effects of restricted stock units	27,236	8,393	—	8,464
Assumed conversion of Holdings LP Interests	42,929,973	—	42,924,141	—
Weighted average shares of Class A common stock outstanding - diluted	48,790,784	5,976,746	48,740,139	5,992,657
Earnings per share of Class A common stock:
Net income (loss) attributable to Fifth Street Asset Management Inc. per share of Class A common stock, basic	$0.13	$0.19	$(0.08)	$0.40
Net income (loss) attributable to Fifth Street Asset Management Inc. per share of Class A common stock, diluted	$0.07	$0.19	$(0.10)	$0.40
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
Potentially dilutive securities representing an incremental 1,116,718 restricted stock units for the three and six months ended June 30, 2016 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
Potentially dilutive securities representing an incremental 5,458,792 options to acquire Class A common shares for the three and six months ended June 30, 2016 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
Potentially dilutive securities representing an incremental 1,174,748 restricted stock units and 5,658,970 options to acquire Class A common shares for the three and six months ended June 30, 2015 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

For the six months ended June 30, 2016, the if-converted method was used to calculate the dilutive effect of the MMKT Notes. For the three months ended June 30, 2016 and the three and six months ended June 30, 2015, the assumed conversion of the MMKT Notes was anti-dilutive.
For the three and six months ended June 30, 2016, diluted earnings per share includes the assumed conversion of Holdings LP interests and the related tax effects. For the three and six months ended June 30, 2015, the earnings per share excludes the assumed conversion of Holdings LP interests as their impact would have been anti-dilutive.
For the three and six months ended June 30, 2016, diluted earnings per share does not include the assumed conversion of the RiverNorth Warrant as the impact would have been anti-dilutive.

Note 15. Subsequent Events
On August 9, 2016, MMKT paid $2,833,050 to holders of its convertible notes, which approximates the fair value of the MMKT Notes at June 30, 2016, in connection with its wind down of business operations and related settlement and cancellation of convertible note agreements, of which FSM received $634,460 of proceeds.  In connection with the settlement and cancellation of the MMKT notes, FSM paid $100,000 of its proceeds to the other noteholders in exchange for a release of claims against FSM and MMKT arising out of MMKT. In connection with the settlement and cancellation of the MMKT notes and the wind down of MMKT’s business, if MMKT determines that funds become available for further payment, MMKT has agreed to pay such amounts on a pro rata basis to the holders of the cancelled notes.
On August 10, 2016, the Company's Board of Directors declared a quarterly dividend of $0.10 per share of Class A common stock. The declared dividend is payable on October 14, 2016 to stockholders of record at the close of business on September 30, 2016.

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
Our Business
We are an alternative asset manager with approximately $5.1 billion of assets under management. The funds we manage provide innovative and flexible financing solutions to small and mid-sized companies across their capital structures, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $250 million. As of June 30, 2016, 83.5% of our assets under management reside in publicly-traded permanent capital vehicles, consisting of FSC and FSFR.
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
Exchange Agreement and Tax Receivable Agreement
In connection with the Reorganization, FSAM entered into an exchange agreement with the limited partners of Fifth Street Holdings that granted each limited partner of Fifth Street Holdings, and certain permitted transferees, the right, beginning two years after the closing of the IPO (November 4, 2016) and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications (collectively referred to as the "Exchange Agreement"). As a result, each limited partner of Fifth Street Holdings, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A common stock of FSAM, which can more readily be sold in the public markets. As of June 30, 2016 and December 31, 2015, FSAM held approximately 11.7% and 11.6% of Fifth Street Holdings LP interests, respectively.
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

The diagram below depicts our organizational structure as of June 30, 2016:

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
Middle market loan volume in 2015 experienced its weakest year since 2009. There was a slight increase in sponsored loan volume this quarter over last, although the actual pick-up in activity was not commensurate with the recovery in the broader leveraged loan market. Middle market sponsored loan volume increased in the second quarter versus the depressed level in the first quarter. However, first half volume has declined significantly from the comparable period last year. We believe a number of factors contributed to the protracted slowdown in private equity sponsored deals, including an increase in borrowing costs and buyer/seller divergence stemming from lower deal quality and higher valuations, as strategic buyers continued to drive up multiples. Macroeconomic factors, including fluctuating oil prices and credit woes in energy and commodities, have also negatively impacted market activity. Political developments, including the US presidential election and an ongoing debate over central bank policy response, may also continue to effect market activity in the near term.
We believe an opportunity is developing for lenders with flexible, long-term capital to invest in deals with strong risk-adjusted returns. Despite our business lines exhibiting slower growth, we believe that both of our BDCs are well-positioned to invest going forward in this market.
Historically, substantially all of our revenues were generated from our BDCs, however, in recent years we have also expanded our private fund offerings. If we were to continue to expand our non-BDC funds and develop new funds and products, we expect that the fee structures and arrangements from which we derive our revenues could be different and, potentially, less favorable to us. In January 2016, we closed our first separately managed account with a large institutional investor. As of June 30, 2016, $50.0 million has been committed for this SMA. In addition, the nature of these funds and lines of business may be different and subject to different risks and uncertainties than our BDCs.
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
Revision of Financial Statements
During 2015, we identified errors in the calculation of Part I Fees that were originally recognized as revenue in the first quarter of 2012 through the third quarter of 2015. The identified errors related to incorrect information used by FSC CT LLC, our administrator, a wholly-owned subsidiary of us and the administrator of the Fifth Street BDCs. The errors related primarily to the timing of when Part I fees should have been recognized. We also incorrectly recorded certain reimbursements from the BDCs on a net basis during the interim periods of 2015 and year ended December 31, 2014, respectively. This error had no impact on net income as the correction was to gross-up revenue - other fees and general, administrative and other expenses by the same amounts. We assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin ("SAB") No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements. However, we concluded the cumulative corrections of these errors would be material to our 2015 financial statements and, therefore, it was not appropriate to recognize the cumulative corrections during 2015. Consequently, we revised the three and six months ended June 30, 2015 financial statements to correct these errors (the "Revision") as well as other unrelated, immaterial out-of-period adjustments that had been previously recorded. The Revision had no net impact on our net cash provided by operating activities for any period presented.
The Holdings Limited Partners have refunded all of the prematurely paid fees to us, including interest, and therefore none of the expense was borne by the Class A stockholders of FSAM.
Non-GAAP Financial Measures and Operating Metrics
Adjusted Net Income
Adjusted Net Income represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, (ii) unrealized gains (losses) on beneficial interests in CLOs, MMKT Notes and derivative liabilities, (iii) certain litigation costs and related recoveries and (iv) other non-recurring items. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance and Adjusted Net Income is evaluated regularly by our management as a decision tool for deployment of resources. We believe that reporting Adjusted Net Income is helpful in understanding our business and that investors should review the same supplemental non-GAAP financial measures that our management uses to analyze our performance. Adjusted Net Income has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results prepared in accordance with GAAP. The use of Adjusted Net Income without consideration of related GAAP measures is not adequate due to the adjustments described above. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below, which are prepared in accordance with GAAP.

Income before income tax benefit (provision) is the GAAP financial measure most comparable to Adjusted Net Income. The following table provides a reconciliation of income before income tax benefit (provision) to Adjusted Net Income (shown in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income before provision for income taxes	$11,644	$10,862	$278	$22,529
Adjustments:
Compensation-related charges (a)(b)(c)	2,647	1,478	4,265	2,964
Unrealized gain on MMKT Notes (d)	—	—	(2,582)	—
Unrealized (gain) loss on beneficial interests in CLOs (e)	(480)	567	368	567
Lease termination/abandonment charges (f)	2,901	—	2,901	(71)
Adjustment of TRA liability for tax rate change (g)	(7,526)	—	(7,526)	—
Gain on extinguishment of debt (h)	(2,000)	—	(2,000)	—
Litigation and other non-recurring legal costs (i)	5,923	—	9,152	—
Loss on legal settlement (j)	9,250	—	9,250	—
Insurance recoveries (j)	(12,247)	—	(12,247)	—
Loss on investor settlement (k)	—	—	10,419	—
Unrealized loss on derivatives (l)	3,707	—	8,383	—
Realized gain on derivatives (l)	(465)	—	(465)	—
Adjusted Net Income (m)	13,354	12,907	20,196	25,989
__________________

(a)
For the three months ended June 30, 2016 and June 30, 2015, this amount includes $0.6 million and $0.3 million, respectively, of amortization expense relating to the conversion and vesting of member interests in connection with the Reorganization. For the six months ended June 30, 2016 and June 30, 2015, this amount includes $0.8 million and $0.5 million, respectively, of amortization expense relating to the conversion and vesting of member interests in connection with the Reorganization.

(b)
For the three and six months ended June 30, 2016, this amount includes $1.3 million and $2.7 million, respectively, of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our IPO. For the three and six months ended June 30, 2015, this amount includes $1.2 million and $2.5 million, respectively, of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our IPO.

(c)	For the three and six months ended June 30, 2016, this amount includes $0.7 million of severance payments and retention bonuses.

(d)	Represents the change in fair value of MMKT Notes.

(e)	Represents the change in fair value on our beneficial interests in CLOs on which we have elected the fair value option.

(f)
For the three and six months ended June 30, 2016, this amount represents non-recurring charges related to the abandonment of a portion of our office space at our corporate headquarters in Greenwich, CT. This amount is comprised of a $1.1 million loss representing the present value of the remaining contractual lease payments related to the vacated space (net of estimated sublease income), $2.8 million of accelerated depreciation and amortization, partially offset by a $0.9 million write-off of related deferred rent liabilities. For the six months ended June 30, 2015, this amount includes non-recurring charges for termination payments and related exit costs accrued at present value relating to our office leases.

(g)
Represents the reduction of payables to TRA recipients as a result of certain changes to Connecticut state tax law that were passed in May 2016 (effective January 1, 2016), which resulted in a lower state income tax rate.

(h)	Represents the loan forgiveness granted by the DECD as a result of achieving certain job milestones.

(i)
Represents the expenses incurred in connection with litigation and other non-recurring legal matters. This amount is comprised of $5.2 million of litigation-related costs and $0.7 million of other non-recurring costs.

(j)
These amounts relate to the FSAM class action lawsuit settlement in the amount of $9.3 million which will be covered by insurance proceeds as well as $3.0 million of insurance recoveries related to professional fees incurred in connection with various legal matters.

(k)	Represents the loss recognized by us in connection with the premium paid on our and our principal shareholder's purchase of FSC shares in connection with the RiverNorth settlement.

(l)	Represents gains or losses on a warrant and swap agreement issued by us to RiverNorth in connection with the settlement.

(m)	Adjusted Net Income is presented on a pre-tax basis.
Assets under management
AUM is an operating metric that is commonly used in the alternative asset management industry. AUM refers to assets under management of the Fifth Street Funds and material control investments of these funds. Our calculations of fee-earning AUM and AUM may differ from the calculations of other alternative asset managers and, as a result, this measure may not be comparable to similar measures presented by others. Further, AUM and fee-earning AUM are not measures calculated in accordance with GAAP. Our AUM equals the sum of the following:

•	the net asset value, or NAV of such funds and investments;

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions); and

•	uncalled committed debt and equity capital (including commitments to funds that have yet to commence their investment periods).
The following table provides a roll-forward of AUM for the three and six months ended June 30, 2016 and 2015 (shown in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$5,222,209	$6,275,209	$5,295,612	$6,301,260
Commitments and equity raises	25,000	—	75,000	291,191
Subscriptions, deployments and changes in leverage	(68,858)	(703,866)	(143,095)	(1,027,192)
Redemptions and distributions	(38,148)	(43,640)	(89,778)	(78,185)
Change in fund value	5,293	27,182	7,757	67,811
Ending balance	$5,145,496	$5,554,885	$5,145,496	$5,554,885
Average AUM	$5,183,853	$5,915,047	$5,220,554	$5,928,073
The following tables provide a roll-forward of AUM by fund strategy for the three and six months ended June 30, 2016 and 2015 (shown in thousands):

	Three months ended June 30, 2016
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$3,403,175	$966,114	$76,870	$726,050	$50,000	$5,222,209
Commitments and equity raises	—	25,000	—	—	—	25,000
Subscriptions, deployments and changes in leverage	(36,168)	(26,646)	(4,185)	(1,859)	—	(68,858)
Redemptions and distributions	(26,380)	(6,630)	(229)	(4,909)	—	(38,148)
Change in fund value	(5,218)	916	2,827	6,768	—	5,293
Ending balance	$3,335,409	$958,754	$75,283	$726,050	$50,000	$5,145,496
Average AUM	$3,369,292	$962,434	$76,076	$726,050	$50,000	$5,183,853

	Three months ended June 30, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,647,057	$910,684	$95,225	$622,243	$6,275,209
Commitments and equity raises	—	—	—	—	—
Subscriptions, deployments and changes in leverage	(913,176)	208,848	3,142	(2,680)	(703,866)
Redemptions and distributions	(27,601)	(8,840)	(5,360)	(1,839)	(43,640)
Change in fund value	20,451	2,141	(114)	4,704	27,182
Ending balance	$3,726,731	$1,112,833	$92,893	$622,428	$5,554,885
Average AUM	$4,186,894	$1,011,759	$94,059	$622,335	$5,915,047

	Six months ended June 30, 2016
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$3,518,119	$989,702	$90,090	$697,701	$—	$5,295,612
Commitments and equity raises	—	25,000	—	—	50,000	75,000
Subscriptions, deployments and changes in leverage	(129,065)	(45,154)	(1,365)	32,489	—	(143,095)
Redemptions and distributions	(53,408)	(11,050)	(17,385)	(7,935)	—	(89,778)
Change in fund value	(237)	256	3,943	3,795	—	7,757
Ending balance	$3,335,409	$958,754	$75,283	$726,050	$50,000	$5,145,496
Average AUM	$3,426,764	$974,228	$83,480	$711,876	$25,000	$5,220,554

	Six months ended June 30, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,911,422	$791,103	$74,710	$524,025	$6,301,260
Commitments and equity raises	—	175,000	17,650	98,541	291,191
Subscriptions, deployments and changes in leverage	(1,179,685)	155,726	4,303	(7,536)	(1,027,192)
Redemptions and distributions	(50,863)	(17,680)	(5,360)	(4,282)	(78,185)
Change in fund value	45,857	8,684	1,590	11,680	67,811
Ending balance	$3,726,731	$1,112,833	$92,893	$622,428	$5,554,885
Average AUM	$4,319,076	$951,968	$83,801	$573,228	$5,928,073
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
The following table provides a roll-forward of fee-earning AUM for the three and six months ended June 30, 2016 and 2015 (shown in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$4,302,560	$5,323,341	$4,351,768	$5,554,013
Commitments and equity raises	25,000	207,353	77,229	273,541
Subscriptions, deployments and changes in leverage	(7,952)	(1,172,022)	(74,681)	(1,473,977)
Redemptions and distributions	(38,148)	(42,440)	(74,641)	(76,985)
Change in fund value	3,562	27,201	5,347	66,841
Ending balance	$4,285,022	$4,343,433	$4,285,022	$4,343,433
Average fee-earning AUM	$4,293,791	$4,833,387	$4,318,395	$4,948,723
Effective annualized management fee rate	1.98%	1.91%	1.78%	1.88%

The following tables provide a roll-forward of fee-earning AUM by fund strategy for the three and six months ended June 30, 2016 and 2015 (shown in thousands):

	Three months ended June 30, 2016
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$2,802,232	$785,013	$30,079	$685,236	$—	$4,302,560
Commitments and equity raises	—	25,000	—	—	—	25,000
Subscriptions, deployments and changes in leverage	(6,793)	860	(1,767)	(252)	—	(7,952)
Redemptions and distributions	(26,380)	(6,630)	(229)	(4,909)	—	(38,148)
Change in fund value	(5,218)	916	1,096	6,768	—	3,562
Ending balance	$2,763,841	$805,159	$29,179	$686,843	$—	$4,285,022
Average fee-earning AUM	$2,783,036	$795,086	$29,629	$686,039	$—	$4,293,791
Fee-earning AUM was $4.3 billion as of June 30, 2016, which represented a $17.5 million, or 0.4%, decrease from $4.3 billion as of March 31, 2016. The net decrease was primarily due to changes in leverage and distributions at FSC and FSFR.

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

	Six months ended June 30, 2016
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$2,833,083	$807,558	$29,587	$681,540	$—	$4,351,768
Commitments and equity raises	—	25,000	—	52,229	—	77,229
Subscriptions, deployments and changes in leverage	(15,597)	(16,605)	307	(42,786)	—	(74,681)
Redemptions and distributions	(53,408)	(11,050)	(2,248)	(7,935)	—	(74,641)
Change in fund value	(237)	256	1,533	3,795	—	5,347
Ending balance	$2,763,841	$805,159	$29,179	$686,843	$—	$4,285,022
Average fee-earning AUM	$2,798,462	$806,358	$29,383	$684,191	$—	$4,318,395
Fee-earning AUM was $4.3 billion as of June 30, 2016, which represented a $66.7 million or 1.5%, decrease from $4.4 billion as of December 31, 2015. The net decrease was primarily due to changes in leverage and distributions at FSC and FSFR, partially offset by new commitments at FSFR and our Senior Loan Funds.

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
Fee-earning AUM was $4.3 billion as of June 30, 2015, which represented a $1.2 billion, or 21.8%, decrease from $5.6 billion as of December 31, 2014. The net decrease in fee-earning AUM was primarily comprised of $961.2 million from FSC's sale of Healthcare Finance Group, LLC, which was partially offset by $175.0 million of incremental investment capacity as a result of the closing of FSFR's Citibank credit facility and $98.5 million as a result of the securitization of SLF I.
Overview of Results of Operations
Revenues
For the three months ended June 30, 2016 and 2015, 92.0% and 93.0%, respectively, of our revenues came from management fees (including 39.2% and 35.1%, respectively, of Part I Fees) from the BDCs and private funds. For the six months ended June 30, 2016 and 2015, 90.9% and 92.8%, respectively, came from management fees (including 33.2% and 33.6%, respectively, of Part I Fees) from the BDCs and private funds.
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
Expenses
Compensation and benefits.  Compensation generally includes salaries, bonuses, severance and equity-based compensation charges. Bonuses are accrued over the service period to which they relate. All payments made to the managing member of Fifth Street Management since its inception and all payments made to equity members since December 1, 2012 related to their granted or purchased interests are accounted for as distributions on the equity held by such members.
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

Results of Operations
Three months ended June 30, 2016 compared to three months ended June 30, 2015
Revenues
Management fees.  Total management fees were $21.3 million for the three months ended June 30, 2016, which represented a $1.4 million, or 6.1%, decrease from $22.7 million for the three months ended June 30, 2015. The decrease in management fees was primarily due to a reduction in the contractual base management fee rate charged to FSC from 2.00% to 1.75% effective January 1, 2016, as well as lower asset levels at FSC and our other managed funds.
Other fees.  Other fees were $1.8 million for the three months ended June 30, 2016, which represented a $0.1 million, or 4.3%, increase from $1.7 million for the three months ended June 30, 2015. The increase was primarily due to a slightly higher level of allocable direct fund expenses and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $8.9 million for the three months ended June 30, 2016, which represented a $0.3 million, or 3.8%, decrease from $9.2 million for the three months ended June 30, 2015. The decrease was primarily due to lower headcount, partially offset by $0.7 million of severance payments and retention bonuses.
General, administrative and other.  General, administrative and other expenses were $10.1 million for the three months ended June 30, 2016, which represented a $7.0 million, or 225.2%, increase from $3.1 million for the three months ended June 30, 2015. The increase was primarily due to litigation and other non-recurring legal costs in the current period of $5.9 million.
Depreciation and amortization.  Depreciation and amortization expense was $3.2 million and $0.4 million for the three months ended June 30, 2016 and 2015. The increase was attributable to the abandonment of a portion of our corporate headquarters in Greenwich, Connecticut.
Other income (expense)
For the three months ended June 30, 2016 and June 30, 2015, other income (expense), net was $10.6 million and ($0.8 million), respectively. This increase was due primarily to the adjustment of the TRA liability for tax rate change in the amount of $7.5 million, the gain on debt extinguishment in the amount of $2.0 million and net recoveries of legal fees from our insurance carriers in the amount of $3.0 million, partially offset by the net losses on derivatives in the amount of $3.2 million.
Provision (benefit) for income taxes
The income tax provision (benefit) was $7.2 million and $1.3 million, respectively, for the three months ended June 30, 2016 and June 30, 2015 due to a decrease in income (loss) before taxes. The increase is primarily due to the reduction to our deferred tax assets as a result of a decrease in our state income tax rate.
Net income (loss)
Net income (loss) was $4.4 million for the three months ended June 30, 2016, which represented a $5.1 million, or 53.8%, decrease from $9.5 million for the three months ended June 30, 2015. The decrease was primarily due to the income and expense variances discussed above.
Six months ended June 30, 2016 compared to six months ended June 30, 2015
Revenues
Management fees.  Total management fees were $38.4 million for the six months ended June 30, 2016, which represented a $7.4 million, or 16.2%, decrease from $45.8 million for the six months ended June 30, 2015. The decrease in management fees was primarily due to elevated litigation-related costs at our funds and a reduction in the contractual base management fee rate charged to FSC from 2.00% to 1.75% effective January 1, 2016, as well as lower asset levels at FSC and our other managed funds.
Other fees.  Other fees were $3.7 million for the six months ended June 30, 2016, which represented a $0.2 million, or 6.8%, increase from $3.5 million for the six months ended June 30, 2015. The increase was primarily due to a higher level of allocable direct fund expenses and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.

Expenses
Compensation and benefits.  Compensation and benefits was $17.6 million for the six months ended June 30, 2016, which represented a $0.9 million, or 4.8%, decrease from $18.5 million for the six months ended June 30, 2015. The decrease was primarily due to lower headcount.
General, administrative and other.  General, administrative and other expenses were $17.4 million for the six months ended June 30, 2016, which represented a $11.0 million, or 172.8%, increase from $6.4 million for the six months ended June 30, 2015. The increase was primarily due to litigation and other non-recurring legal costs in the current period of $9.2 million.
Depreciation and amortization.  Depreciation and amortization expense was $3.6 million and $0.8 million, respectively, for the six months ended June 30, 2016 and 2015. The increase was attributable to the abandonment of a portion of our corporate headquarters in Greenwich, Connecticut.
Other income (expense)
For the six months ended June 30, 2016 and June 30, 2015, other income (expense), net was ($3.3 million) and ($1.1 million), respectively. This decrease was due primarily to the loss on investor settlement in the amount of $10.4 million, net losses on derivatives in the amount of $7.9 million, partially offset by the adjustment of the TRA liability for tax rate change in the amount of $7.5 million, the gain on debt extinguishment in the amount of $2.0 million and recoveries of legal fees from our insurance carriers in the amount of $3.0 million.
Provision (benefit) for income taxes
The income tax provision (benefit) was $7.0 million and $2.5 million, respectively, for the six months ended June 30, 2016 and June 30, 2015. The increase is primarily due to the reduction to our deferred tax assets as a result of a decrease in our state income tax rate.
Net income (loss)
Net income was $(6.7) million for the six months ended June 30, 2016, which represented a $26.7 million, or 133.4%, decrease from $20.0 million for the six months ended June 30, 2015. The decrease was primarily due to the income and expense variances discussed above.
Liquidity and Capital Resources
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) net borrowings. As of June 30, 2016, our cash and cash equivalents were $8.6 million, and we had $104.2 million in borrowings outstanding. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the next twelve months. In addition, we may generate cash proceeds from the sale of equity securities.
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
Cash Flows
Six months ended June 30, 2016 compared to six months ended June 30, 2015
Net cash provided by (used in) operating activities was $(5.5) million for the six months ended June 30, 2016, which represented a $32.7 million decrease from $27.2 million for the six months ended June 30, 2015. The decrease was primarily due to the timing of the collection of management fees and the loss on the settlement with RiverNorth in the current period.

Net cash used in investing activities was $19.6 million for the six months ended June 30, 2016, which represented a $11.0 million increase from $8.6 million for the six months ended June 30, 2015. The increase was primarily due to $26.9 million increase in purchases of investments partially offset by a $6.0 million distribution received from FSOF in the current period.
Net cash provided by (used in) financing activities was $16.5 million for the six months ended June 30, 2016, which represented a $36.9 million increase from ($20.4 million) for the six months ended June 30, 2015. The increase was primarily due to the timing of distributions, and repayments of notes to the Holdings Limited Partners in the prior year.
Share Repurchase Program
On May 11, 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. Under the repurchase program, we are authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program was reauthorized by our Board of Directors on May 11, 2016 for the repurchase of up to $20.0 million of our Class A common stock and will terminate on May 11, 2017, unless earlier terminated or extended by our Board of Directors, and may be suspended for periods or discontinued at any time. Under the share repurchase program, FSAM repurchased and retired 217,641 and 193,583 shares, respectively, of our Class A common stock at a weighted average price of $8.47 per share pursuant to this program. The aggregate cash consideration paid for these repurchases was $1.8 million. For six months ended June 30, 2016, there were no repurchases.
Revolving Credit Facility
On November 4, 2014, Fifth Street Holdings entered into a credit agreement, or the Original Credit Agreement, for a revolving credit facility, or the Credit Facility, that was jointly led by Morgan Stanley Senior Funding, Inc. and Sumitomo Mitsui Banking Corporation. On February 29, 2016, Fifth Street Holdings entered into Amendment No. 1 to the Original Credit Agreement, or Amendment No 1. Amendment No. 1 reduced the aggregate revolver commitments of the lenders under the Original Credit Agreement from $176 million to $146 million. Amendment No. 1 also provided, among other things, that certain risk retention debt incurred by subsidiaries engaged solely in managing collateralized loan obligations shall be permitted and excluded from certain financial covenant calculations, including leverage and interest coverage ratios. We refer to the Original Credit Agreement, as amended by Amendment No. 1, as the Credit Agreement. We intend to continue to use the Credit Facility, together with available cash, to, among other things: (i) provide capital to facilitate the growth of our existing businesses and funds, (ii) fund a portion of our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into complementary businesses and funds, (iv) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement, (v) provide working capital, and, potentially, seed capital for future investments and (vi) fund distributions to us so that we may pay dividends to our stockholders. As of June 30, 2016 and December 31, 2015, we had $87.0 million and $65.0 million of outstanding borrowings under the Credit Facility, respectively.
The Credit Facility has a maturity date of November 4, 2019, is an unsecured facility that provides for $146 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the Credit Facility accrue interest at an annual rate of LIBOR plus 3.50% per annum and the unused commitment fee under the facility is 0.30% per annum. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fifth Street Holdings to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. In addition, Fifth Street Holdings must not:

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

We were in compliance with all covenants under the Credit Facility as of June 30, 2016. However, we did not have any additional material undrawn capacity under the Credit Facility due to the covenant limitations described above.
Risk Retention Term Loan

On September 28, 2015, CLO Management, our wholly-owned consolidated subsidiary, entered into a Risk Retention Term Loan to provide financing for its purchase of CLO II senior notes up to $17.0 million at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the Risk Retention Term Loan totaled $17.0 million, of which $4.0 million was repaid, and accrue interest at a rate based on the interest rate on the financed notes and the weighted current cost basis which was 3.78% as of June 30, 2016. Our beneficial interests in CLO II in the aggregate amount of $20.2 million at fair value are pledged as collateral for the Risk Retention Term Loan. The facility matures on September 29, 2027 with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger. The Risk Retention Term Loan contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. We are in compliance with all covenants as of June 30, 2016 and have $13.0 million of borrowings outstanding under the Risk Retention Term Loan.
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

The following table reflects the dividends per share that we have declared on our Class A common stock from inception through June 30, 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
January 15, 2015	March 31, 2015	April 15, 2015	$0.30	$1.8 million
May 11, 2015	June 30, 2015	July 15, 2015	0.17	1.0 million
August 10, 2015	September 30, 2015	October 15, 2015	0.17	1.0 million
November 23, 2015	December 31, 2015	January 15, 2016	0.17	1.0 million
March 14, 2016	March 31, 2016	April 15, 2016	0.10	0.6 million
May 11, 2016	June 30, 2016	July 15, 2016	0.10	0.6 million
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
As a result of certain changes to Connecticut state tax law that were passed in May 2016 (effective January 1, 2016), which resulted in a lower state income tax rate, we reduced our payable to TRA recipients by $7,525,901 which is included in other income (expense) in the Consolidated Statements of Income. As of June 30, 2016, payments due to the TRA Recipients under the TRA totaled $37,960,213, after this adjustment.
In connection with the finalization of the 2014 tax returns in 2015, FSAM paid $340,713, representing the initial payment associated with the TRA liability. In addition, we reduced the tax benefit associated with the TRA by $289,606 as a result of a change in the federal corporate tax rate. Within the next 12 month period, we expect to pay $2,051,341 of the total amount of estimated TRA liability. Such amount was determined by estimating the amount of taxable income and specified deductions subject to the TRA which are expected to be realized by FSAM for the related tax year. These calculations are performed pursuant to the terms of the TRAs.
Off-Balance Sheet Arrangements
In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations.
Contractual Obligations, Commitments and Contingencies
There were no significant changes in contractual obligations, commitments and contingencies other than those noted elsewhere in this Form 10-Q. As of June 30, 2016, we did not have any unfunded capital commitments.
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
When determining the fair value of our beneficial interests in CLOs, we utilize a discounted cash flow model that takes into consideration prepayment and loss assumptions, based on projected performance, economic factors, the characteristics and condition of the underlying collateral, comparable yields for similar securities and recent trading activity. When determining the fair value of our investments in FSC and FSFR common stock, we use the unadjusted closing price as of the valuation date on the primary market or exchange on which they trade. The fair value of the MMKT notes is based on the estimated net tangible assets of the business at loan expiration.
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
Recent Accounting Pronouncements
See Note 3 to the consolidated financial statements for a description of recent accounting pronouncements including those adopted during the six months ended June 30, 2016.
Recent Developments
See Note 15 to the consolidated financial statements for a description of recent developments that have occurred subsequent to June 30, 2016.

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
Assuming an incremental 10% change in fair value of the funds' investments as of June 30, 2016, we calculated an increase in base management fees earned of $1.1 million in the case of an increase in value and a decrease in base management fees earned of $1.1 million in the case of a decline in value for the three months ended June 30, 2016. Such a change in fair value would not have a material impact on Part I Fees.
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
Changes in the fair values of funds' investments may materially impact performance fees depending on the respective funds' performance relative to applicable hurdles or benchmarks. Based on an incremental 10% change in fair value of the funds' investments as of June 30, 2016, there would be no material impact on performance fees for the three and six months ended June 30, 2016.
Effect on Other Income (Expense)
Other income (expense) includes unrealized gain (loss) from our beneficial interests in CLOs. Unrealized gain (loss) on beneficial interests in CLOs results from changes in fair value as well as the reversal of unrealized gain (loss) at the time the beneficial interests are realized. Assuming an incremental 10% change in fair value of our beneficial interests in CLOs as of June 30, 2016, we would record a $2.3 million increase (decrease) to other income (expense).
Other income (expense) also includes unrealized gain (loss) on derivatives. Unrealized gain (loss) on derivatives results from changes in the fair value as well as the reversal of unrealized gain (loss) at the time the derivatives are realized. With respect to our warrant issue to RiverNorth, assuming an incremental 10% increase in FSAM Class A common stock, we would record a $0.2 million decrease to other income (expense), and assuming an incremental 10% decrease in FSAM Class A common stock, we would record a $0.3 million increase in other income (expense). With respect to the swap issued to RiverNorth, assuming a 10% increase or decrease in FSAM Class A common stock, we would record a $1.9 million increase or decrease in other income (expense), respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, as a result of the ongoing material weaknesses described below, the design and operation of our disclosure controls and procedures were not effective.
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

These material weaknesses remained as of June 30, 2016 primarily because the remediation actions described below remain in process.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
FSC securities class-action lawsuits
The Company has been named as a defendant in three putative securities class-action lawsuits arising from our role as investment adviser to FSC. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759-LAK. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The case was later transferred to the United States District Court for the Southern District of New York, where it is pending as Case No. 16-cv-00088-LAK. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908-LAK. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard Petrocelli, FSC, and the Company.
The lawsuits allege violations of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of a putative class of investors who purchased FSC common stock during the period from July 7, 2014 through February 6, 2015. The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC’s investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as the asset manager and investment advisor (through subsidiaries) of FSC. For example, the lawsuits allege that FSC improperly delayed the write-down of at least three of its investments until the fiscal quarter ended December 31, 2014, after FSAM had conducted its initial public offering (the “IPO”) in October 2014, even though FSC purportedly should have taken the write-down before FSAM’s IPO. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions.
On February 1, 2016, the court appointed Oklahoma Police Pension and Retirement System as lead plaintiff and the law firm of Labaton Sucharow LLP as lead counsel. Lead plaintiff filed its consolidated complaint on April 1, 2016. The consolidated complaint alleges claims similar to those pled in the original complaints on behalf of the same putative class. Defendants moved to dismiss the consolidated complaint on May 31, 2016.
After defendants filed their motion to dismiss, the parties engaged in a mediation to explore the possible settlement of the action. As previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the parties have signed an agreement to settle the case for $14,050,000, approximately 99% of which will be covered by insurance proceeds. The proposed settlement is subject to lead plaintiff’s completion of additional discovery and approval by the court after notice has been sent to the settlement class. The parties have not yet filed the settlement agreement with the court.
FSC proxy litigation
The Company was also named as a defendant in a putative class-action lawsuit filed by a purported stockholder of FSC on January 29, 2016, in the Court of Chancery of the State of Delaware. The case is captioned James Craig v. Bernard D. Berman, et al., C.A. No. 11947-VCG. The defendants in the case are Bernard D. Berman, James Castro-Blanco, Ivelin M. Dimitrov, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Sandeep K. Khorana, Todd G. Owens, Douglas F. Ray, Fifth Street Management LLC, FSC, Fifth Street Holdings L.P., and the Company. The complaint alleged that the defendants breached their fiduciary duties to FSC stockholders by, among other things, issuing an incomplete or inaccurate preliminary proxy statement that purportedly attempted to mislead FSC stockholders into voting against proposals to be presented by another shareholder (RiverNorth Capital Management) in a proxy contest in connection with FSC’s 2016 annual meeting. The competing shareholder proposals had sought to elect three director nominees to FSC’s Board of Directors and to terminate the Investment Advisory Agreement between FSC and the Company. The complaint also charged that the director defendants breached their fiduciary duties by perpetuating and failing to terminate the Investment Advisory Agreement and by seeking to entrench themselves as directors and FSAM affiliates as FSC’s manager. The FSAM entities were charged with breaching their duties as alleged controlling persons of FSC and with aiding and abetting the FSC directors’ breaches of duty. The complaint sought, among other things, an injunction preventing FSC and its Board of Directors from soliciting proxies for the 2016 annual meeting until additional disclosures were issued; a declaration that the defendants breached their fiduciary duties by refusing to terminate the Investment Advisory Agreement and by keeping the FSC Board of Directors and Fifth Street Management LLC in place; a declaration that any shares repurchased by FSC after the record date of the 2016 annual meeting would not be considered outstanding shares for purposes of the FSC stockholder approvals sought at the annual meeting; and an award of plaintiff's costs and disbursements. The plaintiff moved for expedited proceedings and for a preliminary injunction.

Defendants opposed plaintiff’s motion for expedited proceedings and moved to dismiss the case. FSC also filed another amendment to the preliminary proxy statement, making additional disclosures relating to issues raised by plaintiff and RiverNorth. On February 16, 2016, plaintiff informed the Delaware court that the basis for his injunction motion had become moot and that he was withdrawing his motions for a preliminary injunction and expedited proceedings. On February 18, 2016, FSC announced that it had entered into an agreement with RiverNorth pursuant to which RiverNorth would withdraw its competing proxy solicitation. Plaintiff later informed the court that his case had become moot, and he moved for a “mootness fee,” which defendants opposed. The court is scheduled to hear argument on plaintiff’s motion on August 23, 2016.
FSC shareholder derivative actions
On December 4, 2015, a putative shareholder derivative action captioned Solomon Chau v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01795-RNC, was filed on behalf of FSC in the United States District Court for the District of Connecticut. The complaint names Leonard Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and the Company as defendants and FSC as the nominal defendant. A second putative shareholder derivative action, captioned Scott Avera v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01889, was filed in the United States District Court for the District of Connecticut on December 31, 2015, against the same group of defendants. The underlying allegations in both complaints are related, and generally similar, to the allegations in the securities class actions against FSC, the Company, and others. The complaints allege that FSC’s Board approved unfair advisory and management agreements with entities related to the Company and that certain defendants engaged in allegedly improper conduct designed to make the Company appear more attractive to potential investors before its IPO. The cases have been consolidated under the caption In re Fifth Street Finance Corp. Shareholder Derivative Litigation, No. 3:15-cv-01795-RNC, and are stayed by consent of the parties and order of the court until September 30, 2016. FSC and the defendants moved to transfer the case to the United States District Court for the Southern District of New York. That motion has been withdrawn without prejudice.
On January 27, 2016, two putative shareholder derivative actions were filed on behalf of FSC in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk. The cases are captioned John Durgerian v. Leonard M. Tannenbaum, et al., No. FST-CV16-6027659-S, and Kamile Dahne v. Leonard M. Tannenbaum, et al., No. FST-CV16-6027660-S. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Douglas F. Ray, Sandeep K. Khorana, Steven M. Noreika, David H. Harrison, Frank C. Meyer, and the Company, with FSC as the nominal defendant. The allegations in the two cases are generally similar to those in the federal derivative actions described above. The cases have been consolidated under the caption In re Fifth Street Finance Corp. Shareholder Derivative Litigation, No. FST-CV16-6027659-S, and are stayed by consent of the parties and order of the court until August 15, 2016. The parties have asked the court to extend the stay until September 30, 2016.
On April 1, 2016 and April 6, 2016, respectively, two putative shareholder derivative actions were filed on behalf of FSC in the Delaware Court of Chancery. The cases are captioned Justin A. Tuttelman v. Leonard M. Tannenbaum, et al., No. 12157-VCG, and James C. Cooper v. Leonard M. Tannenbaum, et al., No. 12171-VCG. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and the Company, with FSC as the nominal defendant. The allegations in the two cases are generally similar to those in the other derivative actions. The cases were consolidated under the caption In re Fifth Street Finance Corp. Stockholder Litigation, C.A. No. 12157-VCG. The two original plaintiffs and several others later filed a consolidated amended complaint on June 8, 2016. The consolidated complaint repeats and expands on prior allegations and adds Fifth Street Management LLC as a defendant. Pursuant to stipulated orders, the consolidated cases were stayed until June 30, 2016 and August 15, 2016, and the stay has been extended until September 30, 2016.
The parties in all of the derivative actions agreed to mediate their disputes. As previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the parties have signed an agreement to settle the cases. The proposed settlement provides for Fifth Street Management’s waiver of fees charged to FSC in the amount of $1,000,000 for each of ten consecutive quarters starting in January 2018, maintenance of the previously announced decrease in Fifth Street Management’s base management fee from 2% to a maximum of 1.75% of gross assets (excluding cash and cash equivalents) for at least four years, and certain governance and oversight enhancements. Those enhancements include provisions relating to equity ownership by FSC Board members, disclosure of executive compensation, director independence, valuation policies and processes, creation of a Board-level Credit Risk and Conflicts Committee at FSC, and increased consultation with outside advisers and independent third parties. Some of the undertakings and enhancements described above are subject to Fifth Street Management’s continuing as FSC’s investment adviser.
FSC and the defendants further agreed that they would not oppose plaintiffs’ request for an award of $5,100,000 in attorneys’ fees and expenses, which will be paid from insurance coverage. The proposed settlement is subject to plaintiffs’

completion of additional discovery and approval by the United States District Court for the District of Connecticut after notice has been disseminated to FSC’s shareholders. As discussed above, FSC and the defendants have withdrawn the pending transfer motion without prejudice so that the Connecticut federal court can rule on the proposed settlement. The parties have not yet filed the settlement agreement with the court.
FSAM class-action lawsuits
The Company was named as a defendant in two putative securities class-action lawsuits filed by purchasers of the Company’s shares. The suits are related to the securities class actions brought by shareholders of FSC, for which Fifth Street Management serves as investment advisor.
The first lawsuit by the Company’s shareholders was filed on January 7, 2016, in the United States District Court for the District of Connecticut and was captioned Ronald K. Linde, etc. v. Fifth Street Asset Management Inc., et al., Case No. 1:16-cv-00025. The defendants are the Company, Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Steven M. Noreika, Wayne Cooper, Mark J. Gordon, Thomas L. Harrison, and Frank C. Meyer. The lawsuit asserts claims under §§ 11, 12(a)(2), and 15 of the Securities Act of 1933 (the “Securities Act”) on behalf of a putative class of persons and entities who purchased the Company’s common stock pursuant or traceable to the Registration Statement issued in connection with the Company’s IPO. The complaint alleges that the defendants engaged in a fraudulent scheme and course of conduct to artificially inflate FSC’s assets and investment income and, in turn, the Company’s valuation at the time of its IPO, thereby rendering the Company’s IPO Registration Statement and Prospectus materially false and misleading. The plaintiffs have not quantified their claims for relief.
On February 25, 2016, the court granted the Company’s unopposed motion to transfer the case to the United States District Court for the Southern District of New York, where the case could be coordinated as appropriate with the securities class actions filed by FSC shareholders. The case is now pending in the Southern District of New York as Case No. 1:16-cv-01941-LAK. On April 22, 2016, the court appointed Kieran and Susan Duffy as lead plaintiffs and the law firm of Glancy Prongay & Murray LLP as lead counsel. Lead plaintiffs filed an amended complaint on June 13, 2016.
On March 7, 2016, the other putative class action by the Company’s shareholders was filed in the United States District Court for the Southern District of New York. The case was captioned Joyce L. Trupp Agreement of Trust v. Fifth Street Asset Management Inc., et al., No. 1:16-cv-01711. The defendants were the same as in the Linde case, and the complaint was a virtual clone of the original Linde complaint. The Trupp plaintiff voluntarily dismissed her case before lead plaintiffs and lead counsel were appointed in the Linde case.
Following an agreed mediation, and as previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the parties in the Linde case signed an agreement to settle the action for $9,250,000, which will be covered by insurance proceeds. The proposed settlement is subject to lead plaintiffs’ completion of additional discovery and approval by the court after notice has been sent to the settlement class. The parties have not yet filed the settlement agreement with the court.
SEC Examination and Investigation
As previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) sent document subpoenas and document-preservation notices to the Company, FSC, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. (“FSOF”), and Fifth Street Senior Floating Rate Corp (“FSFR”) on March 23, 2016. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Asset Management LLC by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the FSC and FSAM securities class actions and the FSC derivative actions discussed above. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of FSC’s portfolio companies and investments, (ii) the expenses allocated or charged to FSC and FSFR, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of FSC’s portfolio companies or investments as well as expenses allocated or charged to FSC and FSFR, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940 (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation.
The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.

Item 1A. Risk Factors
There have been no material changes during the six months ended June 30, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any sales of unregistered equity securities during the six months ended June 30, 2016, other than the warrant issued to RiverNorth Capital Management, LLC on February 18, 2016, as described in our Current Report on Form 8-K, filed with the SEC on February 19, 2016.
In May 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. The share repurchase program was reauthorized in May 2016. The total number of shares repurchased under the program was 217,641 for total consideration of $1.8 million. For the six months ended June 30, 2016, FSAM made no repurchases under this program.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Dividend Declaration
On August 10, 2016, the Company's Board of Directors declared a quarterly dividend of $0.10 per share of Class A common stock. The declared dividend is payable on October 14, 2016 to stockholders of record at the close of business on September 30, 2016.
Severance Arrangement with Leonard M. Tannenbaum
On August 10, 2016, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved a severance arrangement with Leonard M. Tannenbaum, our chief executive officer, which provides that, in the event Mr. Tannenbaum’s employment is terminated without Cause or if he resigns for Good Reason (each as defined in the severance letter agreement), he will be entitled to receive, subject to his execution and non-revocation of a release of claims in our favor, a severance payment (payable over 12 months) equal to the sum of (i) his then annual base salary and (ii) the average of the discretionary bonuses received by him for the two years preceding termination (but in no event will such severance payment be less than $3.133 million).   In addition, upon such termination, Mr. Tannenbaum will be entitled to receive a monthly payment equal to the employer portion of the monthly premiums for continuation coverage under the group health plan in which he and his eligible dependents participated until the earlier of (i) 12 months following his termination of employment and (ii) the date he becomes eligible for coverage through a new employer.  Also, upon such termination, Mr. Tannenbaum will be entitled to receive any unpaid annual bonus owed to him under the Fifth Street Asset Management Inc. Amended and Restated Deferred Bonus and Retention Plan (the terms of which have been previously disclosed) that has not been forfeited, and will be granted sole and exclusive rights to a book being written on the subject of his life.
Under the arrangement, in the event a nationally recognized accounting firm determines that any payments from FSC CT, or in connection with a change in control of FSC CT, Inc., would be subject to the excise tax under Section 4999 of the Internal Revenue Code, such payments will be reduced to the greatest amount that can be paid that would not result in the imposition of the excise tax under Section 4999 of the Internal Revenue Code, but only if such reduction results in Mr. Tannenbaum receiving a greater after tax amount than he would receive if such amount were subject to the excise tax under Section 4999 of the Internal Revenue Code.
Under the arrangement, in the event Fifth Street Management LLC (or any of its affiliates) is no longer serving as investment adviser to Fifth Street Opportunities Fund, L.P. (“FSOF”) or in the event Mr. Tannenbaum’s employment is terminated for any reason (other than a termination by us for Cause), then, in either case, he will be permitted to privately disclose to third parties accurate and complete (with respect to time period) information about his position and track or performance record/return percentage for FSOF.

Amendment to Employment Agreement with Mr. Frank
On August 10, 2016, the Committee also approved an amendment to our employment agreement with Alexander Frank, our chief operating officer, which provides that, in the event Mr. Frank’s employment is terminated without Cause or if he resigns for Good Reason (each as defined in the employment agreement) during the period beginning on the date of the agreement and ending 60 days after a change in control, Mr. Frank will be entitled to receive, subject to his execution and non-revocation of a release of claims in our favor, a severance payment equal to $1 million, payable over the 12-month period following termination.  In addition, upon such termination, Mr. Frank will be entitled to receive a monthly payment equal to the employer portion of the monthly premiums for continuation coverage under the group health plan in which he and his eligible dependents participated until the earlier of (i) 12 months following his termination of employment and (ii) the date he becomes eligible for coverage through a new employer.  The “Good Reason” definition was also amended to provide that a change in control of the Company constitutes a “Good Reason” triggering event.
Under the amendment, payment obligations under Mr. Frank’s non-competition, non-solicitation and non-disclosure agreement will be satisfied by the value of all severance payments and COBRA benefits paid to him under his employment agreement (as amended), in which case he would not be entitled to any further cash payments under the non-competition agreement. Also, the amendment confirms that, consistent with the terms of his employment agreement, upon any such termination, Mr. Frank will be entitled to receive any unpaid annual bonus owed to him under the Fifth Street Asset Management Inc. Amended and Restated Deferred Bonus and Retention Plan (the terms of which have been previously disclosed) that has not been forfeited.

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
Alexander C. Frank
Chief Operating Officer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: August 15, 2016