Form 10-Q
period 2016-09-30
Fifth Street Asset Management Inc.
filed 2016-11-21
CIK 1611988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of November 18, 2016 was 6,602,374. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of November 18, 2016 was 42,856,854.

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
When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•
"Adjusted Net Income" represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, (ii) unrealized gains (losses) on beneficial interests in CLOs, MMKT Notes and derivative liabilities, (iii) certain litigation costs and related recoveries (iv) the excess of cash dividends received from our investments in FSC and FSFR over the related income recognized under the equity method of accounting and (v) other non-recurring items;

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Fifth Street Asset Management Inc.
 Consolidated Statements of Financial Condition

	As of
	September 30, 2016	December 31, 2015
Assets	(unaudited)	(See Note 2)
Cash and cash equivalents	$4,137,833	$17,185,204
Management fees receivable (includes Part I Fees of $7,867,962 and $(555,663) at September 30, 2016 and December 31, 2015, respectively)	19,490,540	4,879,785
Performance fees receivable	124,836	224,618
Insurance recovery receivable	9,775,905	—
Prepaid expenses (includes $833,275 and $676,789 related to income taxes at September 30, 2016 and December 31, 2015, respectively)	3,008,454	1,284,759
Investments in equity method investees	59,060,165	32,388,943
Beneficial interests in CLOs at fair value: (cost September 30, 2016: $24,271,320; cost December 31, 2015: $24,617,568)	23,360,754	23,537,629
Due from affiliates	3,828,063	3,943,384
Fixed assets, net	5,570,857	9,893,521
Deferred tax assets	42,941,089	51,217,957
Deferred financing costs	1,551,936	1,929,433
Other assets	3,330,570	3,976,420
Total assets	$176,181,002	$150,461,653
Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$7,411,469	$5,324,842
Accrued compensation and benefits	8,147,182	10,448,260
Income taxes payable	—	28,559
Loans payable (including $0 and $4,738,026 at September 30, 2016 and December 31, 2015, respectively, of MMKT Notes at fair value)	14,972,565	21,710,640
Legal settlement payable	9,250,000	—
Credit facility payable	92,000,000	65,000,000
Dividends payable	1,884,686	1,748,062
Derivative liabilities at fair value	—	—
Due to affiliates	28,571	24,257
Deferred rent liability	2,110,809	3,146,210
Payable to related parties pursuant to tax receivable agreements	37,960,213	45,486,114
Total liabilities	173,765,495	152,916,944
Commitments and contingencies
Equity (deficit)
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value 500,000,000 shares authorized; 6,602,374 and 5,822,672 shares issued and 6,602,374 and 5,798,614 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	66,024	58,227
Class B common stock, $0.01 par value 50,000,000 shares authorized; 42,856,854 shares issued and outstanding as of September 30, 2016 and December 31, 2015	428,569	428,569
Additional paid-in capital	2,132,621	2,661,253
Accumulated deficit	(817,027)	(30,905)
	1,810,187	3,117,144
Less: Treasury stock, at cost: 24,058 shares as of December 31, 2015	—	(180,064)
Total stockholders' equity, Fifth Street Asset Management Inc.	1,810,187	2,937,080
Non-controlling interests	605,320	(5,392,371)
Total equity (deficit)	2,415,507	(2,455,291)
Total liabilities and equity (deficit)	$176,181,002	$150,461,653
All management and performance fees are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Income
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues		(See Note 2)		(See Note 2)
Management fees (includes Part I Fees of $7,867,962 and $9,166,813 and $21,890,239 and $26,766,547 for the three months and nine months ended September 30, 2016 and 2015, respectively)	$19,670,420	$23,310,135	$58,049,388	$69,094,654
Performance fees	38,661	2,596	124,836	79,451
Other fees	2,748,115	2,176,510	6,482,213	5,672,077
Total revenues	22,457,196	25,489,241	64,656,437	74,846,182
Expenses
Compensation and benefits	9,536,656	10,258,766	27,183,281	28,791,731
General, administrative and other expenses	7,424,927	4,179,089	24,806,542	10,551,314
Depreciation and amortization	349,475	434,146	3,925,519	1,254,544
Total expenses	17,311,058	14,872,001	55,915,342	40,597,589
Other income (expense)
Interest income	386,626	110,525	1,082,368	293,665
Interest expense	(1,149,549)	(507,647)	(3,344,996)	(1,337,827)
Income from equity method investments	1,550,487	15,295	3,554,541	5,343
Unrealized loss on MMKT Notes	(2,582,405)	—	—	—
Realized gain on settlement of MMKT Notes	2,592,751	—	2,592,751	—
Unrealized gain (loss) on beneficial interests in CLOs	537,600	(23,148)	169,373	(590,546)
Gain on extinguishment of debt	—	—	2,000,000	—
Adjustment of TRA liability for tax rate change	—	—	7,525,901	—
Loss on legal settlement	—	—	(9,250,000)	—
Insurance recoveries	50,905	—	12,297,636	—
Unrealized gain on derivatives	8,383,213	—	—	—
Realized loss on derivatives	(3,078,357)	—	(2,612,932)	—
Loss on investor settlement	—	—	(10,419,274)	—
Other income (expense), net	(50,000)	—	(620,514)	122,000
Total other income (expense), net	6,641,271	(404,975)	2,974,854	(1,507,365)
Income before provision for income taxes	11,787,409	10,212,265	11,715,949	32,741,228
Provision for income taxes	1,607,590	982,110	8,459,693	3,490,115
Net income	10,179,819	9,230,155	3,256,256	29,251,113
Net income attributable to non-controlling interests	(10,417,537)	(8,079,583)	(3,878,297)	(25,696,758)
Net income (loss) attributable to Fifth Street Asset Management Inc.	$(237,718)	$1,150,572	$(622,041)	$3,554,355

Net income (loss) per share attributable to Fifth Street Asset Management Inc. Class A common stock - Basic	$(0.04)	$0.19	$(0.11)	$0.60
Net income (loss) per share attributable to Fifth Street Asset Management Inc. Class A common stock - Diluted	$(0.04)	$0.19	$(0.13)	$0.60
Weighted average shares of Class A common stock outstanding - Basic	5,908,407	5,901,718	5,847,139	5,956,389
Weighted average shares of Class A common stock outstanding - Diluted	5,908,407	5,908,463	5,847,139	5,963,318
`

 All revenues are earned from affiliates of the Company. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statement of Changes in Equity
For the Nine Months Ended September 30, 2016
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2015 (See Note 2)	5,822,672	$58,227	42,856,854	$428,569	$2,661,253	$(30,905)	$(180,064)	$(5,392,371)	$(2,455,291)
Cumulative effect of ASU 2016-09 adoption	—	—	—	—	145,127	(164,081)	—	(160,023)	(178,977)
Paid and accrued dividends - $0.30 per Class A common share	—	—	—	—	(1,824,330)	—	—	—	(1,824,330)
Paid and accrued dividends on restricted stock units	—	—	—	—	(35,131)	—	—	(264,359)	(299,490)
Issuance of shares in connection with vesting of RSUs	43,701	437	—	—	—	—	—	—	437
Issuance of shares to settle derivative liability	760,059	7,601	—	—	3,259,559	—	—	—	3,267,160
Retirement of Class A common stock	(24,058)	(241)			(179,823)		180,064		—
Deemed capital contribution	—	—	—	—	676,617	—	—	5,134,177	5,810,794
Distributions to members	—	—	—	—	—	—	—	(11,373,105)	(11,373,105)
Reallocation of equity for changes in ownership interest	—	—	—	—	(3,070,991)	—	—	3,070,991	—
Amortization of equity-based compensation	—	—	—	—	500,340	—	—	5,711,713	6,212,053
Net income	—	—	—	—	—	(622,041)	—	3,878,297	3,256,256
Balance, September 30, 2016	6,602,374	$66,024	42,856,854	$428,569	$2,132,621	$(817,027)	$—	$605,320	$2,415,507

 See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities		(See Note 2)
Net income	$3,256,256	$29,251,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,713,200	1,042,224
Amortization of fractional interests in aircrafts	212,319	212,320
Amortization of deferred financing costs	377,497	377,498
Amortization of equity-based compensation	6,216,367	4,480,918
Write-off of capitalized software costs	624,512	—
Unrealized gain on beneficial interests in CLOs	(169,373)	590,546
Distributions of earnings from equity method investments	3,059,289	—
Interest income accreted on beneficial interest in CLOs	(1,082,342)	(231,231)
Interest expense on MMKT Notes	92,119	—
Deferred taxes	8,276,868	3,224,207
Deferred rent	(1,035,401)	(73,570)
Realized gain on settlement of MMKT Notes	(2,592,751)	—
Loss on investor settlement	10,419,274	—
Loss on lease abandonment	1,240,928	—
Gain on extinguishment of debt	(2,000,000)	—
Adjustment of TRA liability for tax rate change	(7,525,901)	—
Realized loss on derivatives	3,267,160	—
Income from equity method investments	(3,554,541)	(5,343)
Changes in operating assets and liabilities:
Management fees receivable	(14,610,755)	4,795,110
Performance fees receivable	21,062	27,184
Insurance recovery receivable	(9,775,905)	—
Prepaid expenses	(1,723,695)	221,566
Due from affiliates	115,321	1,670,438
Other assets	433,531	(81,541)
Accounts payable and accrued expenses	832,003	(1,061,858)
Accrued compensation and benefits	(2,301,078)	(649,123)
Income taxes payable	(28,559)	(361,052)
Legal settlement payable	9,250,000	—
Due to Principal	—	(16,863)
Due to affiliates	4,314	(59,316)
Net cash provided by operating activities	5,011,719	43,353,227
Cash flows from investing activities
Purchases of fixed assets	(15,048)	(874,060)
Purchases of equity method investments	(37,548,532)	(8,879,679)
Redemptions of equity method investments	6,000,000	1,200,000
Distributions from equity method investments	842,801	—
Distributions received from beneficial interest in CLO	1,428,590	225,282
Purchases of beneficial interest in CLO	—	(21,523,005)
Net cash used in investing activities	(29,292,189)	(29,851,462)
Cash flows from financing activities
Proceeds from loan payable	—	21,620,819
Proceeds from borrowings under credit facility	30,000,000	48,000,000
Repayments under credit facility	(3,000,000)	(25,000,000)
Repayments of notes payable	(2,237,443)	(9,046,929)
Capital contributions from non-controlling interests	—	20,000
Distributions to members	(11,373,105)	(41,639,038)
Repurchases of Class A common stock	—	(1,849,140)
Dividends to Class A shareholders	(2,156,353)	(2,807,562)
Net cash provided by (used in) financing activities	11,233,099	(10,701,850)
Net increase (decrease) in cash and cash equivalents	(13,047,371)	2,799,915
Cash and cash equivalents, beginning of period	17,185,204	3,238,008
Cash and cash equivalents, end of period	$4,137,833	$6,037,923

Fifth Street Asset Management Inc.
Consolidated Statements of Cash Flows
(unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,857,564	$887,425
Cash paid during the period for income taxes	$251,236	$1,064,200
Non-cash investing activities:
Non-cash contribution to FSOF	$78,720	$106,635
Non-cash distribution from FSOF	$78,720	$106,635
Non-cash financing activities:
Accrued dividends	$1,126,478	$1,608,759
Deemed capital contribution	$5,810,794	$—
Issuance of shares to settle derivative liability	$3,267,160	$—

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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Exchange Agreement
In connection with the Reorganization, FSAM entered into an exchange agreement with the limited partners of Fifth Street Holdings that granted each limited partner of Fifth Street Holdings, and certain permitted transferees, the right, beginning two years after the closing of the IPO and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications (collectively referred to as the "Exchange Agreement"). As a result, each limited partner of Fifth Street Holdings, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A common stock of FSAM, which can more readily be sold in the public markets. As of September 30, 2016 and December 31, 2015, FSAM held approximately 13.0% and 11.6% of Fifth Street Holdings, respectively. FSAM’s percentage ownership in Fifth Street Holdings will continue to change as Holdings LP Interests are exchanged for Class A common stock of FSAM or when FSAM otherwise issues or repurchases FSAM common stock.
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
In addition, the Company issued RiverNorth a warrant to purchase 3,086,420 shares of FSAM's Class A common stock that, upon exercise, the Company was obligated to pay RiverNorth an amount equal to the lesser of: (i) $5 million and (ii) the spread value of the warrant based on a $3.24 strike price. The warrant was exercised by RiverNorth on June 23, 2016. Refer to Note 3 for further information.
The Company also entered into a swap agreement with RiverNorth whereas on each settlement date, if the settlement date share price of FSC common stock was less than $6.25, the Company was obligated to pay RiverNorth an amount equal to the excess of $6.25 over the settlement date share price multiplied by the 3,878,542 notional shares of common stock underlying the swap. Alternatively, if the settlement date share price of FSC common stock was greater than $6.25, RiverNorth was obligated to pay the Company for the excess of the settlement date share price over $6.25 in cash. The settlement dates ranged from October 2016 to January 2017. The Company was also entitled to a portion of dividends on FSC shares underlying the total return swap which were earned by RiverNorth prior to the settlement date. On September 7, 2016, the Company settled the swap agreement with RiverNorth (see Note 3).
Ironsides Settlement
On September 30, 2016, the Company entered into a purchase and settlement agreement with Ironsides Partners LLC, Ironsides Partners Special Situations Master Fund II L.P. and Ironsides P Fund L.P. (collectively, "Ironsides"). In connection with the agreement, the Company agreed to purchase 1,942,533 shares of FSFR’s common stock for a per-share purchase price of $9.00 from Ironsides. The transaction is expected to settle on November 30, 2016. As of September 30, 2016, the total consideration of $17,482,797 represents a premium to the FSFR stock price in an amount of $854,715 based on a share price of $8.56 on that date.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

In connection with the execution and delivery of the purchase and settlement agreement with Ironsides, the Company and Leonard M. Tannenbaum, Chairman and Chief Executive Officer of the Company, have entered into a letter agreement, or the Letter Agreement, that provides that the Company will purchase the maximum number of shares of FSFR’s common stock that the Company determines, in its sole discretion, it can purchase with immediately available funds and that will not violate any of the terms or conditions of any contractual arrangements or regulations to which the Company is a party to or its property or assets are subject to. Any additional shares that the Company is obligated to purchase pursuant to the purchase and sale agreement will be purchased by Mr. Tannenbaum. The Letter Agreement also provides for mutual indemnification of the parties in connection with their obligations under the purchase and sale agreement and the Letter Agreement. The Company did not record this transaction as of September 30, 2016 as it cannot reasonably estimate the allocation between the Company and Mr. Tannenbaum.
MMKT Exchange LLC
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT Exchange LLC (previously IMME LLC), a Delaware limited liability company ("MMKT"). MMKT was a financial technology company that sought to bring increased liquidity and transparency to middle market loans. FSM made a capital contribution of $80,000 for an 80% membership interest in MMKT. In addition, MMKT issued $5,900,000 of MMKT Notes (as defined in note 15), of which $1,300,000 was held by the FSM. MMKT is consolidated in the Company’s consolidated financial statements and any intercompany balances between MMKT and FSM are eliminated.
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
During the three months ended June 30, 2016, MMKT determined that it would cease further development of its technology and market its intellectual property for sale and distribute all available cash to its convertible noteholders as soon as practicable. On August 8, 2016, MMKT entered into an agreement with its noteholders to settle and cancel the MMKT Notes in exchange for consideration of $2,833,050, of which $634,460 was paid to FSM. As a result of the cancellation, the Company realized a gain of $2,592,751 during the three months September 30, 2016. In connection with the settlement and cancellation of the MMKT notes, FSM incurred an expense of $100,000 that was paid to third-party noteholders in exchange for a release of claims against FSM and MMKT, which is included in Other income (expense) in the Consolidated Statements of Income.
On August 12, 2016, MMKT sold the rights to its platform, including all intellectual property, in exchange for $50,000 and distributed the proceeds to its noteholders, including $11,197 which was distributed to FSM. The Company recognized a gain of $50,000 related to this sale within Other income (expense) in the Consolidated Statements of Income. As of September 30, 2016, MMKT is in the process of winding up its business operations and dissolving MMKT Exchange LLC. Upon the final liquidation, the noteholders are entitled to a distribution equal to cash remaining after the settlement of all liabilities (see Note 8).
Note 2. Significant Accounting Policies
Revision of Previously Issued Financial Statements for Correction of Immaterial Errors
During the three months ended September 30, 2016, the Company identified an error related to the accounting treatment of its investments in common shares of the BDCs. In September 2015, the Company began purchasing common shares in the BDCs and treated such shares as available-for-sale securities under Accounting Standards Codification (“ASC”) 320. In 2016, the Company made substantial additional purchases of the BDC common shares. As a result, the Company revisited its accounting method for the shares held. The Company determined that it does exert significant influence over the BDCs and accordingly, its investments in the BDCs should have been accounted for as equity method investments under ASC 323 since inception. As of June 30, 2016, the cumulative error was an understatement of income from equity method investments of $1.7 million, an overstatement of other income of $2.5 million (resulting in a net decrease to income before provision for income taxes of $0.8 million), and an understatement of other comprehensive income of $6.5 million. The Company assessed the materiality of these errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements. However, in order to correctly present the shares as an equity method investment in the appropriate period, management revised previously issued financial statements (the

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

"Revision"). The Company also corrected immaterial out-of-period adjustments that had been previously reported. These prior period adjustments will be reflected in future quarterly and annual filings for the respective period.
Set forth below is a summary of the amounts and financial statement line items impacted by these revisions for the periods presented in this Form 10-Q and previous filings.

	Three Months Ended June 30, 2016
Consolidated Statement of Income:	As previously reported	Adjustments	As revised
Income from equity method investments	$—	$1,110,217	$1,110,217
Other income (expense), net	1,571,903	(1,546,728)	25,175
Total other income, net	10,608,494	(436,511)	10,171,983
Income before provision for income taxes	11,643,558	(436,511)	11,207,047
Provision for income taxes	7,237,303	(122,427)	7,114,876
Net income	4,406,255	(314,084)	4,092,171
Net income attributable to non-controlling interests	(3,629,933)	385,308	(3,244,625)
Net income attributable to Fifth Street Asset Management Inc.	$776,322	$71,224	$847,546
Net income per share attributable to Fifth Street Asset Management Inc. - Basic	$0.13	$0.02	$0.15
Net income per share attributable to Fifth Street Asset Management Inc. - Diluted	$0.07	$—	$0.07

	Six Months Ended June 30, 2016
Consolidated Statement of Income:	As previously reported	Adjustments	As revised
Income from equity method investments	$—	$1,978,326	$1,978,326
Other income (expense), net	1,783,490	(2,328,275)	(544,785)
Total other expense, net	(3,316,468)	(349,949)	(3,666,417)
Income (loss) before provision for income taxes	278,488	(349,949)	(71,461)
Provision for income taxes	6,971,891	(119,788)	6,852,103
Net loss	(6,693,403)	(230,161)	(6,923,564)
Net loss attributable to non-controlling interests	6,230,340	308,826	6,539,166
Net loss attributable to Fifth Street Asset Management Inc.	$(463,063)	$78,665	$(384,398)
Net loss per share attributable to Fifth Street Asset Management Inc. - Basic	$(0.08)	$0.01	$(0.07)
Net loss per share attributable to Fifth Street Asset Management Inc. - Diluted	$(0.10)	$—	$(0.10)

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

	Three Months Ended June 30, 2016
Consolidated Statement of Comprehensive Income:	As previously reported	Adjustments	As revised
Net income	$4,406,255	$(314,084)	$4,092,171
Adjustment for change in fair value of available-for-sale securities	(1,423,276)	1,423,276	—
Tax effect of adjustment for change in fair value of available-for-sale securities	20,304	(20,304)	—
Total comprehensive income	3,003,283	1,088,888	4,092,171
Less: Comprehensive income attributable to non-controlling interests	(2,374,581)	(870,044)	(3,244,625)
Comprehensive income attributable to Fifth Street Asset Management Inc.	$628,702	$218,844	$847,546

	Six Months Ended June 30, 2016
Consolidated Statement of Comprehensive Income:	As previously reported	Adjustments	As revised
Net loss	$(6,693,403)	$(230,161)	$(6,923,564)
Adjustment for change in fair value of available-for-sale securities	(7,119,228)	7,119,228	—
Tax effect of adjustment for change in fair value of available-for-sale securities	284,010	(284,010)	—
Total comprehensive loss	(13,528,621)	6,605,057	(6,923,564)
Less: Comprehensive loss attributable to non-controlling interests	12,518,400	(5,979,234)	6,539,166
Comprehensive loss attributable to Fifth Street Asset Management Inc.	$(1,010,221)	$625,823	$(384,398)

	Six Months Ended June 30, 2016
Consolidated Statement of Cash Flows:	As previously reported	Adjustments	As revised
Cash flows from operating activities
Net loss	$(6,693,403)	$(230,161)	$(6,923,564)
Distributions of earnings from equity method investments	—	1,700,636	1,700,636
Deferred taxes	6,990,955	(119,788)	6,871,167
Income from equity method investments	(25,728)	(1,978,326)	(2,004,054)
Net cash used in operating activities	(5,487,912)	(627,639)	(6,115,551)
Cash flows from investing activities
Purchases of equity method investments	—	(26,925,757)	$(26,925,757)
Purchases of available-for-sale securities	(26,925,757)	26,925,757	$—
Distributions from equity method investments	—	627,639	627,639
Net cash used in investing activities	(19,577,470)	627,639	(18,949,831)
Net decrease in cash and cash equivalents	(8,568,646)	—	(8,568,646)
Cash and cash equivalents, beginning of period	17,185,204	—	17,185,204
Cash and cash equivalents, end of period	$8,616,558	$—	$8,616,558

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

	Three Months Ended March 31, 2016
Consolidated Statement of Income:	As previously reported	Adjustments	As revised
Income from equity method investments	$—	$868,109	$868,109
Other income (expense), net	211,587	(781,547)	(569,960)
Total other expense, net	(13,924,962)	86,562	(13,838,400)
Loss before income tax benefit	(11,365,070)	86,562	(11,278,508)
Income tax benefit	(265,412)	2,639	(262,773)
Net loss	(11,099,658)	83,923	(11,015,735)
Net loss attributable to non-controlling interests	9,860,273	(76,483)	9,783,790
Net loss attributable to Fifth Street Asset Management Inc.	$(1,239,385)	$7,440	$(1,231,945)
Net loss per share attributable to Fifth Street Asset Management Inc. - Basic	$(0.21)	$—	$(0.21)
Net loss per share attributable to Fifth Street Asset Management Inc. - Diluted	$(0.24)	$—	$(0.24)

	Three Months Ended March 31, 2016
Consolidated Statement of Comprehensive Income:	As previously reported	Adjustments	As revised
Net loss	$(11,099,658)	$83,923	$(11,015,735)
Adjustment for change in fair value of available-for-sale securities	(5,695,952)	5,695,952	—
Tax effect of adjustment for change in fair value of available-for-sale securities	263,706	(263,706)	—
Total comprehensive loss	(16,531,904)	5,516,169	(11,015,735)
Less: Comprehensive loss attributable to non-controlling interests	14,892,981	(5,109,191)	9,783,790
Comprehensive loss attributable to Fifth Street Asset Management Inc.	$(1,638,923)	$406,978	$(1,231,945)

	Three Months Ended March 31, 2016
Consolidated Statement of Cash Flows:	As previously reported	Adjustments	As revised
Cash flows from operating activities
Net loss	$(11,099,658)	$83,923	$(11,015,735)
Distributions of earnings from equity method investments	—	600,549	600,549
Deferred taxes	(246,396)	2,639	(243,757)
Income from equity method investments	(552)	(868,109)	(868,661)
Net cash used in operating activities	(15,033,201)	(180,998)	(15,214,199)
Purchases of equity method investments	—	(26,925,757)	(26,925,757)
Purchases of available-for-sale securities	(26,925,757)	26,925,757	—
Distributions from equity method investments	—	180,998	180,998
Net cash used in investing activities	(20,752,835)	180,998	(20,571,837)
Net decrease in cash and cash equivalents	(11,775,890)	—	(11,775,890)
Cash and cash equivalents, beginning of period	17,185,204	—	17,185,204
Cash and cash equivalents, end of period	$5,409,314	$—	$5,409,314

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

	December 31, 2015
Consolidated Statement of Financial Condition:	As previously reported	Adjustments	As revised
Investments in equity method investees	$6,427,272	$25,961,671	$32,388,943
Investments in available-for-sale securities at fair value	26,771,258	(26,771,258)	—
Deferred tax assets	51,180,237	37,720	51,217,957
Total assets	$151,233,520	$(771,867)	$150,461,653
Accumulated other comprehensive income	27,276	(27,276)	—
Retained earnings	—	(30,905)	(30,905)
Total stockholders' equity, Fifth Street Asset Management Inc.	2,995,261	(58,181)	2,937,080
Non-controlling interests	(4,678,685)	(713,686)	(5,392,371)
Total equity (deficit)	(1,683,424)	(771,867)	(2,455,291)
Total liabilities and equity	$151,233,520	$(771,867)	$150,461,653

	Year Ended December 31, 2015
Consolidated Statement of Income:	As previously reported	Adjustments	As revised
Income (loss) from equity method investments	$20,630	$(269,940)	$(249,310)
Other income, net	279,405	(157,405)	122,000
Total other expense, net	(2,519,624)	(427,345)	(2,946,969)
Income before provision for income taxes	39,029,901	(427,345)	38,602,556
Provision for income taxes	5,065,420	(19,717)	5,045,703
Net income	33,964,481	(407,628)	33,556,853
Net income attributable to non-controlling interests	(31,556,455)	376,723	(31,179,732)
Net income attributable to Fifth Street Asset Management Inc.	$2,408,026	$(30,905)	$2,377,121
Net income per share attributable to Fifth Street Asset Management Inc. - Basic and Diluted	$0.41	$(0.01)	$0.40

	Year Ended December 31, 2015
Consolidated Statement of Comprehensive Income:	As previously reported	Adjustments	As revised
Net income	$33,964,481	$(407,628)	$33,556,853
Adjustment for change in fair value of available-for-sale securities	382,242	(382,242)	—
Tax effect of adjustment for change in fair value of available-for-sale securities	(18,003)	18,003	—
Total comprehensive income	34,328,720	(771,867)	33,556,853
Less: Comprehensive income attributable to non-controlling interests	(31,893,418)	713,686	(31,179,732)
Comprehensive income attributable to Fifth Street Asset Management Inc.	$2,435,302	$(58,181)	$2,377,121

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2015
Consolidated Statement of Cash Flows:	As previously reported	Adjustments	As revised
Cash flows from operating activities
Net income	$33,964,481	$(407,628)	$33,556,853
Deferred taxes	5,178,675	(19,717)	5,158,958
(Income) loss from equity method investments	(83,405)	269,940	186,535
Net cash provided by operating activities	67,480,808	(157,405)	67,323,403
Cash flows from investing activities
Purchases of equity method investments	(7,500,000)	(26,389,016)	(33,889,016)
Purchases of available-for-sale securities	(26,389,016)	26,389,016	—
Distributions from equity method investments	225,282	157,405	382,687
Net cash used in investing activities	(53,833,253)	157,405	(53,675,848)
Net increase in cash and cash equivalents	13,947,196	—	13,947,196
Cash and cash equivalents, beginning of period	3,238,008	—	3,238,008
Cash and cash equivalents, end of period	$17,185,204	$—	$17,185,204

	Three Months Ended September 30, 2015
Consolidated Statement of Income:	As previously reported	Adjustments (1)	As revised
Management fees	$23,609,474	$(299,339)	$23,310,135
Other fees	1,347,133	829,377	2,176,510
Total revenues	24,959,203	530,038	25,489,241
General, administrative and other expenses	3,349,712	829,377	4,179,089
Total expenses	14,042,624	829,377	14,872,001
Income from equity method investments	12,492	2,803	15,295
Total other expense, net	(407,778)	2,803	(404,975)
Income before provision for income taxes	10,508,801	(296,536)	10,212,265
Provision for income taxes	995,506	(13,396)	982,110
Net income	9,513,295	(283,140)	9,230,155
Net income attributable to non-controlling interests	(8,341,728)	262,145	(8,079,583)
Net income attributable to Fifth Street Asset Management Inc.	$1,171,567	$(20,995)	$1,150,572
Net income per share attributable to Fifth Street Asset Management Inc. - Basic and Diluted	$0.20	$(0.01)	$0.19

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2015
Consolidated Statement of Income:	As previously reported	Adjustments (1)	As revised
Management fees	$70,417,077	$(1,322,423)	$69,094,654
Other fees	3,668,878	2,003,199	5,672,077
Total revenues	74,165,406	680,776	74,846,182
General, administrative and other expenses	8,548,115	2,003,199	10,551,314
Total expenses	38,594,390	2,003,199	40,597,589
Income from equity method investments	2,540	2,803	5,343
Total other expense, net	(1,510,168)	2,803	(1,507,365)
Income before provision for income taxes	34,060,848	(1,319,620)	32,741,228
Provision for income taxes	3,551,329	(61,214)	3,490,115
Net income	30,509,519	(1,258,406)	29,251,113
Net income attributable to non-controlling interests	(26,859,217)	1,162,459	(25,696,758)
Net income attributable to Fifth Street Asset Management Inc.	$3,650,302	$(95,947)	$3,554,355
Net income per share attributable to Fifth Street Asset Management Inc. - Basic and Diluted	$0.61	$(0.01)	$0.60

	Three Months Ended September 30, 2015
Consolidated Statement of Comprehensive Income:	As previously reported	Adjustments (1)	As revised
Net income	$9,513,295	$(283,140)	$9,230,155
Adjustment for change in fair value of available-for-sale securities	538,494	(538,494)	—
Tax effect of adjustment for change in fair value of available-for-sale securities	(25,410)	25,410	—
Total comprehensive income	10,026,379	(796,224)	9,230,155
Less: Comprehensive income attributable to non-controlling interests	(8,549,626)	470,043	(8,079,583)
Comprehensive income attributable to Fifth Street Asset Management Inc.	$1,476,753	$(326,181)	$1,150,572

	Nine Months Ended September 30, 2015
Consolidated Statement of Comprehensive Income:	As previously reported	Adjustments (1)	As revised
Net income	$30,509,519	$(1,258,406)	$29,251,113
Adjustment for change in fair value of available-for-sale securities	(28,904)	28,904	—
Tax effect of adjustment for change in fair value of available-for-sale securities	1,370	(1,370)	—
Total comprehensive income	30,481,985	(1,230,872)	29,251,113
Less: Comprehensive income attributable to non-controlling interests	(26,709,534)	1,012,776	(25,696,758)
Comprehensive income attributable to Fifth Street Asset Management Inc.	$3,772,451	$(218,096)	$3,554,355

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2015
Consolidated Statement of Cash Flows:	As previously reported	Deconsolidation of Fund (2)	Adjustment (1)	As revised
Cash flows from operating activities
Net income	$30,509,519	$—	$(1,258,406)	$29,251,113
Deferred taxes	3,224,078	—	129	3,224,207
Income from equity method investments	(2,540)	—	(2,803)	(5,343)
Management fees receivable	3,472,687	—	1,322,423	4,795,110
Prepaid Expenses	282,909	—	(61,343)	221,566
Purchases of investment of Consolidated Fund	(304,435,163)	304,435,163	—	—
Change in other assets of Consolidated Fund	(3,277,652)	3,277,652	—	—
Net cash provided by (used in) operating activities	(264,359,588)	307,712,815	—	43,353,227
Purchases of equity method investments	(7,500,000)	—	(1,379,679)	(8,879,679)
Purchases of available-for-sale securities	(1,379,679)	—	1,379,679	—
Purchases of beneficial interest in CLO	(612,889)	(20,910,116)	—	(21,523,005)
Net cash used in investing activities	(8,941,346)	(20,910,116)	—	(29,851,462)
Issuance on notes payable by Consolidated Fund	364,066,775	(364,066,775)	—	—
Deferred financing costs	(2,744,980)	2,744,980	—	—
Net cash provided by (used in) investing activities	350,619,945	(361,321,795)	—	(10,701,850)
Net increase in cash and cash equivalents	77,319,011	(74,519,096)	—	2,799,915
Cash and cash equivalents, beginning of period	3,238,008	—	—	3,238,008
Cash and cash equivalents, end of period (including Consolidated Fund)	80,557,019	(74,519,096)	—	6,037,923
Less: Cash and cash equivalents of the Consolidated Fund	74,519,096	(74,519,096)	—	—
Cash and cash equivalents, end of period	$6,037,923	$—	$—	$6,037,923
(1) Amounts include previous revisions in the December 31, 2015 Form 10-K relating to Part I Fees and the gross presentation of certain reimbursements from the BDCs.
(2) Amounts represent deconsolidation of a CLO as previously disclosed in the December 31, 2015 Form 10-K.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Unconsolidated Variable Interest Entities
The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company's interest in such entities generally is in the form of direct interests and fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. The Company's interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs as of September 30, 2016 is $24,584,966, which represents the fair value of beneficial interests as well as management fees receivable at such date.
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
The Company determined that it did not have an obligation to absorb expected losses that could be significant to CLO I and CLO II. Therefore, the Company is not considered to be the primary beneficiary of the CLOs, and accordingly, does not consolidate their financial results. As of September 30, 2016, investments held by the Company in the senior secured and subordinated notes of the CLOs are included within "Beneficial interests in CLOs at fair value" on the Consolidated Statements of Financial Condition.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions affecting amounts reported in the consolidated financial statements and accompanying notes. The most significant of these estimates are related to: (i) the valuation of equity-based compensation, (ii) the estimate of future taxable income, which impacts the carrying amount of the Company’s deferred income tax assets, (iii) the determination of net tax benefits in connection with the Company's tax receivable agreements, (iv) the valuation of the Company's investments, (v) the valuation of derivative liabilities and (vi) the measurement of asset and liabilities associated with exit and disposal activities related to the abandonment of office space. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.
For the nine months ended September 30, 2016 and 2015, substantially all revenues and receivables were earned or derived from advisory or administrative services provided to the BDCs and other affiliated entities.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Equity Method Investments
Investments over which the Company exercises significant influence, but which do not meet the requirements for consolidation, are accounted for using the equity method of accounting, whereby the Company records its share of the underlying income or losses of equity method investees. The Company did not elect the fair value option on its equity method investments.
Investments in equity method investees consists of the Company's general partner interests in an unconsolidated fund and investments in FSC and FSFR common stock. The Company exercises significant influence with respect to the fund and BDCs as a result of its management contracts with the affiliated fund and BDCs, and specifically with respect to the BDCs, its board of director representation.
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
The Company earned interest income of $386,617 and $1,082,342, respectively, from beneficial interests in CLOs, for the three and nine months ended September 30, 2016 and $95,396 and $231,231, respectively, for the three and nine months ended September 30, 2015.
Fair Value Option
The Company has elected the fair value option, upon initial recognition, for all beneficial interests in CLOs, which had a cost of $24,271,320 as of September 30, 2016. There were $537,600 and $169,373 of unrealized gains, respectively, recorded on beneficial interests in CLOs for the three and nine months ended September 30, 2016. There was $23,148 and $590,546 of unrealized losses, respectively, recorded on beneficial interests in CLOs for the three and nine months ended September 30, 2015.
The Company also elected the fair value option on the MMKT Notes upon initial recognition, which were included in loans payable on the Consolidated Statements of Financial Condition. The MMKT Notes were settled and canceled during the three months ended September 30, 2016. The Company realized a gain of $2,592,751 on the MMKT Notes during the three and nine months ended September 30, 2016 (see Note 8).
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
The Company has elected to adopt Method 2 of ASC 605-20, Revenue Recognition for Revenue Based on a Formula. Under this method, the Company recognizes revenue based on the respective fund's performance during the period, subject to certain hurdles or benchmarks. The performance fees for any period are based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund's income allocation provisions. The

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

performance fees may be subject to reversal to the extent that the performance fees recorded exceed the amount due to the general partner or investment manager based on a fund's cumulative investment returns.
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
Retention Bonus Agreements
During the nine months ended September 30, 2016, the Company entered into retention bonus agreements in the amount of $2,307,000 with certain key employees. The retention bonuses provide for the upfront payment of a cash bonus to each participant, which is generally subject to the participant remaining actively employed by the Company for the one-year period subsequent to the bonus payment. Notwithstanding the foregoing, in the event a participant’s employment is terminated by the Company, the participant is not required to repay the cash retention bonus. The Company recognizes these retention bonuses over the term of the service period as defined in the retention bonus agreements. Included in compensation expense for the three and nine and months ended September 30, 2016 is $479,564 and $862,753, respectively, of amortization related to these agreements.
Severance Agreements
The Company has entered into various severance and change in control agreements with certain key employees, which provide for the payment of severance and other benefits to each participant in the event of a termination without cause or for good reason, and in certain cases, the payment of a cash bonus upon the occurrence of a change in control event. The amounts of such payments and benefits vary by employee. The Company records expenses related to such severance and change in control agreements by employee if, and when, a termination or change in control event occurs. Included in compensation expense for the three and nine months ended September 30, 2016 is $1,247,644 and $1,949,198, respectively, related to these severance arrangements.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 3. Derivative Instruments

The table below summarizes the impact to the Consolidated Statements of Income from the Company's derivative instruments for the three and nine months ended September 30, 2016.

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Unrealized gain (loss) on derivatives
Swap	$5,313,603	$—
Warrant	3,069,610	—
Total unrealized gain on derivatives	$8,383,213	$—

Realized gain (loss) on derivatives
Swap (1)	$188,803	$654,228
Warrant	(3,267,160)	(3,267,160)
Total realized loss on derivatives	$(3,078,357)	$(2,612,932)
____________
(1) Amounts represent the Company's portion of dividends received on FSC shares underlying the total return swap, net of a $160,266 payment by the Company to settle the swap agreement during the three months ended September 30, 2016.
On June 23, 2016, RiverNorth formally exercised its warrant to purchase 3,086,420 shares of Class A common stock at a price of approximately $4.30 per share. At the exercise date, the cash settlement value of the warrant was $3,267,160. However, the Company elected to settle the warrants in Class A common stock, which was approved by the Company's Board of Directors on September 15, 2016. On September 22, 2016, the Company issued 760,059 unregistered shares of Class A common stock to RiverNorth to settle the warrant. The Company reclassified the warrant liability to stockholder's equity and realized a cumulative loss of $3,267,160 as a result of the settlement of the warrant.
On September 7, 2016, the Company settled the swap agreement with RiverNorth. The Company realized a cumulative gain of $654,228 as a result of the settlement of the swap agreement.

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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

The following tables present the financial instruments carried at fair value as of September 30, 2016, by caption on the Company's Consolidated Statement of Financial Condition for each of the levels of hierarchy established by ASC 820:

Assets	Level 1	Level 2	Level 3	Total
Beneficial interests in CLOs	—	—	23,360,754	23,360,754
	$—	$—	$23,360,754	$23,360,754
The following tables present the financial instruments carried at fair value as of December 31, 2015, by caption on the Company's Consolidated Statement of Financial Condition for each of the levels of hierarchy established by ASC 820:

Assets	Level 1	Level 2	Level 3	Total
Beneficial interests in CLOs	—	—	23,537,629	23,537,629
	$—	$—	$23,537,629	$23,537,629

Liabilities	Level 1	Level 2	Level 3	Total
MMKT Notes	$—	$—	$4,738,026	$4,738,026
	$—	$—	$4,738,026	$4,738,026
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
The following table provides a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three and nine months ended September 30, 2016:

	Beneficial interests in CLOs	MMKT Notes
Fair value at June 30, 2016	$22,967,217	$2,247,740
Distributions	(530,680)	(2,237,394)
Interest income	386,617	—
Unrealized gains or losses	537,600	2,582,405
Realized gains	—	(2,592,751)
Fair value at September 30, 2016	$23,360,754	$—

	Beneficial interests in CLOs	MMKT Notes
Fair value at December 31, 2015	$23,537,629	$4,738,026
Distributions	(1,428,590)	(2,237,394)
Interest income or expense	1,082,342	92,119
Unrealized gains or losses	169,373	—
Realized gains	—	(2,592,751)
Fair value at September 30, 2016	$23,360,754	$—
There were no transfers in or out of level 3 during the three and nine months ended September 30, 2016. All unrealized gains or losses related to investments still held as of September 30, 2016 with the exception of MMKT Notes.
The following table provides a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three and nine months ended September 30, 2015:

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

	Beneficial interests in CLOs	MMKT Notes
Fair value at June 30, 2015	$4,065,473	$150,000
Proceeds from issuance of notes payable	—	4,450,000
Purchases of investments	20,910,115	—
Distributions	(231,643)	—
Interest income or expense	95,396	44,895
Unrealized gains or losses	(23,148)	—
Fair value at September 30, 2015	$24,816,193	$4,644,895

	Beneficial interests in CLOs	MMKT Notes
Fair value at December 31, 2014	$—	$—
Proceeds from issuance of notes payable	—	4,600,000
Purchases of investments	25,407,151	—
Distributions	(231,643)	—
Interest income or expense	231,231	44,895
Unrealized gains or losses	(590,546)	—
Fair value at September 30, 2015	$24,816,193	$4,644,895
Significant Unobservable Inputs for Level 3 Financial Instruments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 financial instruments, which are carried at fair value as of September 30, 2016:

Assets	Fair Value	Valuation Technique	Unobservable Input	Input Value
Beneficial interests in CLOs	$23,360,754	Discounted cash flow	Constant prepayment rate	15%
			Constant default rate	2%
			Loss severity rate	30%
Total	$23,360,754

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
Investments in Equity Method Investees
The following table provides information about the Company's equity method investments as of September 30, 2016 and December 31, 2015:

	Equity Held as of
Equity method investments	September 30, 2016	% of Ownership	December 31, 2015	% of Ownership
FSC common stock (1)	$46,396,530	5.86%	$24,665,471	2.65%
FSFR common stock (1)	12,114,886	4.69	1,296,200	0.53
FSOF equity interest	548,749	0.88	6,427,272	8.78
Total	$59,060,165		$32,388,943
____________
(1) The total fair value of the Company’s investments in FSC and FSFR was $60,629,008 based on quoted market prices as of September 30, 2016.
Based on the market prices at the time the investments in FSC and FSFR were purchased, there was a residual excess of the Company's share of FSC's and FSFR's net assets over the Company's cost basis. The Company allocated the residual excess to the investments held by FSC and FSFR, and will recognize the residual excess of approximately $29.0 million over the average life of investments held in FSC and FSFR, which ranges between three to five years. For the three and nine months ended September 30, 2016, the Company recognized $1,533,458 and $3,511,784, respectively, related to this residual excess.
The Company's investments in FSC common stock met the significance criteria as defined by the SEC for the nine months ended September 30, 2016. In calculating the income recognized under the equity method for its investment in FSC, the Company used estimated financial information for the three months ended September 30, 2016. The following tables (shown in thousands) present summarized financial information of FSC for the three and nine months ended June 30, 2016, which is the latest publicly available financial information as of the date of this report.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Statements of Operations	For the Three Months Ended June 30, 2016	For the Nine Months Ended June 30, 2016
Investment income	$64,026	$188,712
Net expenses	34,920	107,680
Net investment income	29,106	81,032
Net unrealized gain (loss) on investments and secured borrowings	10,490	(74,042)
Net realized loss on investments and secured borrowings	(44,814)	(70,113)
Net decrease in net assets resulting from operations	(5,218)	(63,123)
Financial Instruments Disclosed, But Not Carried At Fair Value
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of September 30, 2016 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Risk Retention Term Loan	$12,972,565	$12,972,565	$—	$—	$12,972,565
Loan payable - DECD loan	2,000,000	1,925,423	—	—	1,925,423
Credit facility payable	92,000,000	92,000,000	—	—	92,000,000
Payables to related parties pursuant to tax receivable agreements	37,960,213	32,975,004	—	—	32,975,004
Total	$144,932,778	$139,872,992	$—	$—	$139,872,992
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
Note 6. Fixed Assets
Fixed assets consist of the following:

	September 30, 2016	December 31, 2015
Furniture, fixtures and equipment	$1,398,475	$1,519,742
Capitalized software costs (1)	—	624,512
Leasehold improvements	10,312,968	10,312,968
Fixed assets, cost	11,711,443	12,457,222
Less: accumulated depreciation and amortization (2)	(6,140,586)	(2,563,701)
Fixed assets, net book value	$5,570,857	$9,893,521
____________
(1) During the three months ended June 30, 2016, the Company determined it was no longer probable that the MMKT software being developed would be completed and placed in service. As a result, the Company wrote off the capitalized software costs, and accordingly, a loss in the amount of $624,512 is included in Other income (expense), net in the Consolidated Statement of Income for the nine months ended September 30, 2016.
(2) In April 2016, the Company abandoned a portion of its office space in its corporate headquarters in Greenwich, CT. As a result, the Company accelerated depreciation in the amount of $2,158,012 and $653,719 during the three months ended June 30, 2016 relating to leasehold improvements and furniture and fixtures, respectively, which represents the net book value of identifiable assets on which the Company will no longer derive future economic benefit.
Depreciation and amortization expense related to fixed assets for the three and nine months ended September 30, 2016 was $278,702 and $3,713,200, respectively. Depreciation and amortization expense related to fixed assets for the three and nine months ended September 30, 2015 was $363,373, and $1,042,224, respectively. There were $136,315 of fully depreciated assets which were disposed of during the nine months ended September 30, 2016.
Note 7. Other Assets
Other assets consist of the following:

	September 30, 2016	December 31, 2015
Security deposits (a)	$81,999	$499,835
Fractional interests in aircrafts (b)	3,089,871	3,302,190
Other	158,700	174,395
	$3,330,570	$3,976,420
__________________

(a)	In April 2016, the Company received its security deposit in the amount of $417,836 in connection with its former White Plains, NY office lease.

(b)
In November 2013, the Company entered into an agreement that entitled it to the use of a corporate aircraft for five years. The amount paid, less the estimated trade-in value, is being amortized on a straight-line basis over the expected five-year term of the agreement. In December 2014, the Company sold half of this interest and entered into an agreement for a second corporate aircraft for five years. Amortization expense for the three and nine months ended September 30, 2016 was $70,773 and $212,319, respectively. Amortization expense for the three and nine months ended September 30, 2015 was $70,773 and $212,320, respectively.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 8. Debt
Loans Payable
Loans payable consist of the following:

	September 30, 2016	December 31, 2015
DECD loan	$2,000,000	$4,000,000
MMKT Notes	—	4,738,026
Risk Retention Term Loan	12,972,565	12,972,614
	$14,972,565	$21,710,640
DECD Loan
On October 7, 2013, the Company borrowed $4,000,000 from the Department of Economic and Community Development (the "DECD") of the State of Connecticut. Proceeds from the loan were utilized to partially fund the build-out costs of the Company's new headquarters in Greenwich, CT. The loan bears interest at a fixed rate of 2.5% per annum, matures on November 21, 2023 and requires interest-only payments through November 1, 2017, at which point monthly payments of principal and interest are required until maturity or such time that the loan is repaid in full. As security for the loan, the Company has granted the State of Connecticut a blanket interest in the Company's personal property, subject only to prior security interests permitted by the State of Connecticut. For the three and nine months ended September 30, 2016, interest expense related to this loan was $12,569 and $58,197, respectively. For the three and nine months ended September 30, 2015, interest expense related to this loan was $25,206 and $74,795, respectively.
Under the terms of the agreement, the Company was eligible for forgiveness of up to $3,000,000 of the principal amount of the loan based on certain job creation milestones, as mutually agreed to by the Company and the DECD. As a result of the Company achieving certain job creation milestones, on May 19, 2016, the DECD granted the Company a loan forgiveness credit of $2,000,000, which was recorded as an extinguishment of debt during the three months ended June 30, 2016. The Company is not entitled to any additional forgiveness.
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
On each of August 28, 2015 and September 4, 2015, MMKT issued new Convertible Promissory Notes, due September 4, 2016 and bearing interest at a rate of 8% per annum due upon maturity, prepayment or conversion ("MMKT Notes") to the Company and additional investors. The MMKT Notes also were issued to all existing holders in exchange for their outstanding MMKT Original Notes (the "Exchange"). The Exchange was a non-cash transaction and the principal amounts of the existing MMKT Notes issued to the previous holders were increased to account for the interest accrued over the period prior to the Exchange in the amount of $2,950,000. Additionally, MMKT issued $2,950,000 in aggregate principal amount of MMKT Notes to new investors. The MMKT Notes did not represent additional claims on FSAM's general assets; rather, they represented claims against the specific assets of MMKT. Further, FSAM has not guaranteed any of the MMKT Notes. For the nine months ended September 30, 2016, MMKT recorded $92,119 of interest expense recorded related to the MMKT Notes. There was no interest expense recorded related to the MMKT Notes during the three months ended September 30, 2016.
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
On August 8, 2016, MMKT entered into an agreement with its noteholders to settle and cancel the MMKT Notes in exchange for consideration of $2,833,050, of which $634,459 was paid to FSM. As a result of the cancellation, the Company realized a gain of $2,592,751 during the three and nine months September 30, 2016. On August 12, 2016, MMKT sold the

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

rights to its platform in exchange for $50,000 and distributed the proceeds to its noteholders, including $11,197 which was distributed to FSM.
Risk Retention Term Loan
On September 28, 2015, CLO Management, a wholly-owned consolidated subsidiary of the Company, entered into a Risk Retention Term Loan to provide financing for its purchase of CLO II senior notes up to $17 million at a variable rate based on either LIBOR or a base rate plus an applicable margin. Borrowings under the Risk Retention Term Loan totaled $16,972,565, of which $4,000,000 was repaid, and accrue interest at a rate based on the interest rate on the financed notes and the weighted current cost basis which was 3.83% as of September 30, 2016. The Company's beneficial interests in CLO II in the aggregate amount of $20,515,345 at fair value are pledged as collateral for the Risk Retention Term Loan. The facility matures on September 29, 2027 with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger. The Risk Retention Term Loan contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. The Company is in compliance with all covenants as of September 30, 2016 and has $12,972,565 of borrowings outstanding under the Risk Retention Term Loan which approximated fair value. For the three and nine months ended September 30, 2016, interest expense related to the Risk Retention Term Loan was $127,891 and $375,670, respectively.
Credit Facility
On November 4, 2014, Fifth Street Holdings entered into an unsecured revolving credit facility which matures on November 4, 2019 with certain lenders party thereto from time to time and Sumitomo Mitsui Banking Corporation, as administrative agent and joint lead arranger, and Morgan Stanley Senior Funding, Inc., as syndication agent and joint lead arranger. On February 29, 2016, the unsecured revolving credit facility was amended to reduce the aggregate revolver commitments of the lenders from $176 million to $146 million and provide, among other things, that certain risk retention debt incurred by subsidiaries engaged solely in managing collateralized loan obligations shall be permitted and excluded from certain financial covenant calculations, including leverage and interest coverage ratios. As of September 30, 2016, the revolving credit facility provides for $146 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the revolving credit facility accrue interest at an annual rate of LIBOR plus 3.50% per annum and the unused commitment fee under the facility is 0.30% per annum. The revolving credit facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. The revolving credit facility has a term of five years. As of September 30, 2016 and December 31, 2015, the Company had $92,000,000 and $65,000,000, respectively, of borrowings outstanding under the credit facility, at cost and fair value. For the three and nine months ended September 30, 2016, interest expense related to the credit facility was $1,009,093 and $2,819,012, respectively. For the three and nine months ended September 30, 2015, interest expense related to the credit facility was $437,442 and $1,199,940, respectively. At September 30, 2016, the Company was in compliance with all debt covenants.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
A summary of the Company’s lease abandonment activity for the nine months ended September 30, 2016 is as follows:

Lease abandonment costs incurred	$1,240,928
Rent payments	(317,514)
Present value adjustment	920
Accrued lease abandonment costs, end of period	$924,334

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
Capital Commitments
As of September 30, 2016, the Company does not have any unfunded capital commitments.
Litigation
FSC Class-Action Lawsuits
The Company has been named as a defendant in three putative securities class-action lawsuits arising from its role as investment adviser to FSC. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759-LAK. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The case was later transferred to the United States District Court for the Southern District of New York, where it is pending as Case No. 16-cv-00088-LAK. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908-LAK. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard Petrocelli, us and FSC.
The lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of a putative class of investors who purchased FSC common stock between July 7, 2014 and February 6, 2015, inclusive. The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC’s investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as the asset manager and investment adviser (through subsidiaries) of FSC. For example, the lawsuits allege that FSC improperly delayed the write-down of at least three of its investments until the fiscal quarter ended December 31, 2014, after FSAM had conducted its initial public offering, or IPO, in October 2014, even though FSC purportedly should have taken the write-downs before FSAM’s IPO. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions.
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
After defendants filed their motion to dismiss, the parties engaged in a mediation to explore the possible settlement of the action. Following the mediation, the parties entered into an agreement to settle the case for $14,050,000 on behalf of a settlement class consisting of persons and entities who purchased our common stock during the period from July 7, 2014 through February 6, 2015. Approximately 99% of which will be covered by FSC's insurance proceeds from its carriers. The proposed settlement is subject to lead plaintiff’s completion of additional discovery and approval by the United States District Court for the Southern District of New York after notice has been sent to the settlement class. Lead plaintiff completed the

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

additional discovery and decided to proceed with the proposed settlement. The parties submitted the proposed settlement to the court on September 23, 2016, and asked the court to enter an order certifying the putative class for settlement purposes, authorizing dissemination of notice of the settlement to potential class members, and scheduling a fairness hearing on the proposed settlement. On November 9, 2016, the court entered the proposed order and scheduled the fairness hearing for February 16, 2017.
FSC proxy litigation
The Company was also named as a defendant in a putative class-action lawsuit filed by a purported stockholder of FSC on January 29, 2016, in the Court of Chancery of the State of Delaware. The case is captioned James Craig v. Bernard D. Berman, et al., C.A. No. 11947-VCG. The defendants in the case were Bernard D. Berman, James Castro-Blanco, Ivelin M. Dimitrov, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Sandeep K. Khorana, Todd G. Owens, Douglas F. Ray, Fifth Street Management LLC, FSC, Fifth Street Holdings L.P., and the Company. The complaint alleged that the defendants breached their fiduciary duties to FSC stockholders by, among other things, issuing an incomplete or inaccurate preliminary proxy statement that purportedly attempted to mislead FSC stockholders into voting against proposals to be presented by another shareholder (RiverNorth Capital Management) in a proxy contest in connection with FSC’s 2016 annual meeting. The competing shareholder proposals had sought to elect three director nominees to FSC’s Board of Directors and to terminate the Investment Advisory Agreement between FSC and the Company. The complaint also charged that the director defendants breached their fiduciary duties by perpetuating and failing to terminate the Investment Advisory Agreement and by seeking to entrench themselves as directors and FSAM affiliates as FSC’s manager. The FSAM entities were charged with breaching their duties as alleged controlling persons of FSC and with aiding and abetting the FSC directors’ breaches of duty. The complaint sought, among other things, an injunction preventing FSC and its Board of Directors from soliciting proxies for the 2016 annual meeting until additional disclosures were issued; a declaration that the defendants breached their fiduciary duties by refusing to terminate the Investment Advisory Agreement and by keeping the FSC Board of Directors and Fifth Street Management LLC in place; a declaration that any shares repurchased by FSC after the record date of the 2016 annual meeting would not be considered outstanding shares for purposes of the FSC stockholder approvals sought at the annual meeting; and awarding plaintiff costs and disbursements. The plaintiff moved for expedited proceedings and for a preliminary injunction.

Defendants opposed plaintiff’s motion for expedited proceedings and moved to dismiss the case. FSC also filed another amendment to the preliminary proxy statement, making additional disclosures relating to issues raised by plaintiff and RiverNorth. On February 16, 2016, plaintiff informed the Delaware court that the basis for his injunction motion had become moot and that he was withdrawing his motions for a preliminary injunction and expedited proceedings. On February 18, 2016, FSC announced that it had entered into an agreement with RiverNorth pursuant to which RiverNorth would withdraw its competing proxy solicitation. Plaintiff later informed the court that his case had become moot, and he moved for a “mootness fee.” On September 23, 2016, the court awarded plaintiff fees and expenses of $350,000. Any potential liabilities related to this matter would be borne by FSC, not the Company. The litigation is now concluded.
FSC shareholder derivative actions
On December 4, 2015, a putative shareholder derivative action captioned Solomon Chau v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01795-RNC, was filed on behalf of FSC in the United States District Court for the District of Connecticut. The complaint names Leonard Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and the Company as defendants and FSC as the nominal defendant. A second putative shareholder derivative action, captioned Scott Avera v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01889, was filed in the United States District Court for the District of Connecticut on December 31, 2015, against the same group of defendants. The underlying allegations in both complaints are related, and generally similar, to the allegations in the securities class actions against FSC, the Company, and others described in the preceding paragraphs. The complaints allege that FSC’s Board approved unfair advisory and management agreements with entities related to the Company and that certain defendants engaged in allegedly improper conduct designed to make the Company appear more attractive to potential investors before its IPO. The cases have been consolidated under the caption In re Fifth Street Finance Corp. Shareholder Derivative Litigation, No. 3:15-cv-01795-RNC. FSC and the defendants moved to transfer the case to the United States District Court for the Southern District of New York. That motion has been withdrawn without prejudice in connection with the proposed settlement described below.
On January 27, 2016, two putative shareholder derivative actions were filed on behalf of FSC in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk. The cases are captioned John Durgerian v. Leonard M. Tannenbaum, et al., No. FST-CV16-6027659-S, and Kamile Dahne v. Leonard M. Tannenbaum, et al., No. FSTCV16- 6027660-S. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov,

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Douglas F. Ray, Sandeep K. Khorana, Steven M. Noreika, David H. Harrison, Frank C. Meyer, and the Company, with FSC as the nominal defendant. The allegations in the two cases are generally similar to those in the federal derivative actions described above. The cases have been consolidated under the caption In re Fifth Street Finance Corp. Shareholder Derivative Litigation, No. FST-CV16-6027659-S, and have been stayed by consent of the parties and order of the court until February 1, 2017.
On April 1, 2016 and April 6, 2016, respectively, two additional putative shareholder derivative actions were filed on behalf of FSC in the Delaware Court of Chancery. The cases are captioned Justin A. Tuttelman v. Leonard M. Tannenbaum, et al., No. 12157-VCG, and James C. Cooper v. Leonard M. Tannenbaum, et al., No. 12171-VCG. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and the Company, with FSC as the nominal defendant. The allegations in the two cases are generally similar to those in the other derivative actions. The cases were consolidated under the caption In re Fifth Street Finance Corp. Stockholder Litigation, C.A. No. 12157-VCG. The two original plaintiffs and several others later filed a consolidated amended complaint on June 8, 2016. The consolidated complaint repeated and expanded on prior allegations and added Fifth Street Management LLC as a defendant. Pursuant to stipulated orders, the consolidated cases have been stayed until 35 business days after the United States District Court for the District of Connecticut rules on the proposed settlement of the shareholder derivative actions as described below.
The parties in all of the derivative actions described above agreed to mediate their disputes and, following that mediation, signed an agreement to settle the cases. The proposed settlement provides for Fifth Street Management’s waiver of fees charged to FSC in the amount of $1,000,000 for each of ten consecutive quarters starting in January 2018 and maintenance of the previously announced decrease in Fifth Street Management’s base management fee from 2% to a maximum of 1.75% of gross assets (excluding cash and cash equivalents) for at least four years. The proposed settlement also calls for us to adopt certain governance and oversight enhancements. Those enhancements include provisions relating to equity ownership by FSC Board members, disclosure of executive compensation, director independence, valuation policies and processes, creation of a Board-level Credit Risk and Conflicts Committee at FSC, and increased consultation with outside advisers and independent third parties. Some of the undertakings and enhancements described above are subject to Fifth Street Management’s continuing as FSC’s investment adviser.
FSC and the defendants further agreed that they would not oppose plaintiffs’ request for an award of $5,100,000 in attorneys’ fees and expenses, which will be paid from insurance coverage. The proposed settlement is subject to plaintiffs’ completion of additional discovery and approval by the United States District Court for the District of Connecticut after notice has been disseminated to FSC’s shareholders. As discussed above, FSC and the defendants withdrew the pending transfer motion without prejudice so that the Connecticut federal court can rule on the proposed settlement. The plaintiffs have conducted their confirmatory discovery and have decided to proceed with the proposed settlement. The proposed settlement is an obligation of FSC, not the Company. Therefore, the proposed settlement and related insurance recovery is not recorded in these consolidated financial statements.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
Following an agreed mediation, and as previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the parties in the Linde case signed an agreement to settle the action for $9,250,000, which will be covered by insurance proceeds. The proposed settlement is subject to lead plaintiffs’ completion of additional discovery and approval by the court after notice has been sent to the settlement class. Lead plaintiffs completed the additional discovery and decided to proceed with the proposed settlement. The parties submitted the proposed settlement to the court on September 23, 2016, and asked the court to enter an order certifying the putative class for settlement purposes, authorizing dissemination of notice of the settlement to potential class members, and scheduling a fairness hearing on the proposed settlement. On November 9, 2016, the court entered the proposed order and scheduled the fairness hearing for February 16, 2017.
A provision for losses of $9,250,000 related to the lawsuits has been recorded, offset by the accrual of expected insurance recoveries of $9,250,000 in the accompanying consolidated financial statements as of September 30, 2016. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document-preservation notices to the Company, FSC, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and FSFR. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Asset Management LLC by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the FSC and FSAM securities class actions and the FSC derivative actions discussed above. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of FSC’s portfolio companies and investments, (ii) the expenses allocated or charged to FSC and FSFR, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to the board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of FSC’s portfolio companies or investments as well as expenses allocated or charged to FSC and FSFR, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940 (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation.
The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have been producing requested documents, and have been communicating with Division of Enforcement personnel.
In connection with the matters described above and other non-recurring matters, the Company has incurred professional fees of $2,888,901 and $11,285,662, respectively, for the three and nine months ended September 30, 2016. Certain of the expenses associated with defense of these matters may also be covered by insurance, and the Company may seek reimbursement from the appropriate carriers. During the three and nine months ended September 30, 2016, the Company recorded $50,905 and $3,047,636, respectively, of insurance recoveries related to previously incurred professional fee expenses which are included in Other income (expense) in the Company's Consolidated Statements of Income. The Company cannot provide assurance, however, that these expenses will ultimately be reimbursed in whole, or at all.
Note 10. Related Party Transactions
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

As a result of certain changes to Connecticut state tax law that were passed in May 2016 (effective January 1, 2016), which resulted in a lower state income tax rate, the Company reduced its payable to TRA recipients by $7,525,901 which is included in Other income (expense) in the Consolidated Statements of Income. In addition, the Company reduced the tax benefit associated with the TRA by $289,606 as a result of a change in the federal corporate tax rate. As of September 30, 2016, payments due to the TRA Recipients under the TRA totaled $37,960,213, after these adjustments.
In connection with the finalization of the 2014 tax returns in 2015, FSAM paid $340,713, representing the initial payment associated with the TRA liability. In connection with the finalization of the 2015 tax returns in October 2016, FSAM paid $1,969,958 to the TRA recipients. Within the next 12 month period, the Company expects to pay approximately $2,000,000 of the total amount of estimated TRA liability. Such amount was determined by estimating the amount of taxable income and specified deductions subject to the TRA which are expected to be realized by FSAM for the related tax year. These calculations are performed pursuant to the terms of the TRAs.
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
For the three and nine months ended September 30, 2016, the Company earned $18,939,914 and $55,886,970, respectively, in management fees relating to services provided to the BDCs. For the three and nine months ended September 30, 2015, the Company earned $22,628,626 and $67,238,892, respectively, in management fees relating to services provided to the BDCs. As of September 30, 2016 and December 31, 2015, management fees receivable in the amounts of $18,939,913 and $4,239,207, were due from the BDCs. For the three and nine months ended September 30, 2016, the Company voluntarily waived $86,733, and $248,921 of management fees from the BDCs, respectively. For the three and nine months ended September 30, 2015, the Company voluntarily waived $145,399, and $435,232 of management fees from the BDCs, respectively.
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
Performance fees earned for the three months ended September 30, 2016 and September 30, 2015 were $38,661 and $2,596, respectively. Performance fees earned for the nine months ended September 30, 2016 and September 30, 2015 were $124,836 and $79,451, respectively.
The Company also has entered into administration agreements under which the Company provides administrative services for the BDCs and private funds (collectively, the "Fifth Street Funds"), including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, the Company also performs or oversees the performance of the BDCs' required administrative services, which includes being responsible for the financial records which the BDCs are required to maintain and preparing reports to the BDCs' stockholders and reports filed with the SEC. In addition, the Company assists each of the BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to the each of the BDC's stockholders, and generally overseeing the payment of each Fifth Street Fund's expenses and the performance of administrative and professional

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

services rendered to the funds. For providing these services, facilities and personnel, the Fifth Street Funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, the Company. Included in Revenues — other fees in the Consolidated Statements of Income for the three months ended September 30, 2016 and 2015 was $2,748,115 and $2,176,510, respectively, was recorded related to amounts charged for the above services provided to the Fifth Street Funds. For the nine months ended September 30, 2016 and 2015 respectively, $6,482,213 and $5,672,077 was recorded related to amounts charged for the above services provided to the Fifth Street Funds.The Company may also provide, on the BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements may be terminated by either the Company or the BDC without penalty upon 60 days' written notice to the other party.
Receivables for reimbursable expenses from the Fifth Street Funds are included within Due from Affiliates and totaled $3,397,049 and $3,755,729 at September 30, 2016 and December 31, 2015, respectively.
Purchases of FSC and FSFR Common Stock
During the nine months ended September 30, 2016, the Company purchased an additional 332,934 shares of FSC common stock in the open market for $1,925,757, which represented a weighted average price of $5.78 per share.
In addition, during the three months ended March 31, 2016, the Company purchased 4,078,304 shares of FSC common stock from RiverNorth as part of the PSA for $25 million, which represented a weighted average price of $6.13 per share, net of certain dividends payable to the Company pursuant to the PSA. The shares acquired from RiverNorth were purchased at a premium to the trading price on the date of settlement. Pursuant to a letter agreement with the Company, Leonard M. Tannenbaum purchased 5,142,296 shares of common stock of FSC at a net purchase price of $6.13 per share. During the three months ended March 31, 2016, the Company recorded a loss of $10,419,274 on the purchase which represented the premium paid by the Company and Mr. Tannenbaum in excess of the FSC closing share price on the date of the transaction. The premium paid by Mr. Tannenbaum was included as a loss in the consolidated financial statements since the Company directly benefited from this payment.
As a result of the above transactions, the total shares of FSC common stock held by the Company at September 30, 2016 was 8,399,520.
During the nine months ended September 30, 2016, the Company purchased an additional 1,227,024 shares of FSFR common stock in the open market for $10,622,775, which represented a weighted average price of $8.66 per share.
As of September 30, 2016, the Company held 1,381,752 shares of FSFR common stock.
The following table provides information about the Company's investments in FSC and FSFR common stock as of September 30, 2016 at fair value. The Company records its investment in FSC and FSFR common stock based on the equity method of accounting, not at fair value. Therefore, the unrealized gains or losses disclosed in the following table are not recorded in the consolidated financial statements.

Securities	Shares	Cost	Fair Value	Gross Cumulative Unrealized Gains	Gross Cumulative Unrealized Losses
FSC common stock	8,399,520	$47,326,614	$48,801,211	$1,474,597	$—
FSFR common stock	1,381,752	12,002,454	11,827,797	—	(174,657)
Total	9,781,272	$59,329,068	$60,629,008	$1,474,597	$(174,657)

MMKT
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT. The purpose of MMKT was to develop technology related to the financial services industry. FSM made a total capital contribution of $80,000 for an 80% membership interest in MMKT. In addition, MMKT issued $5,900,000 of MMKT Notes, of which $1,300,000 was held by the FSM. The Company has consolidated MMKT in its consolidated financial statements based on its 80% membership interest. In that regard, the Company's allocable portion of the income attributable to MMKT was $1,056,432 for the nine months ended September 30, 2016.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

FSOF
As of September 30, 2016, the Company has made capital contributions (net of redemptions) of $300,000 to FSOF through its investment in FSCO GP, which is recorded in investments in equity method investees in the Consolidated Statements of Financial Condition. During the nine months ended September 30, 2016, the Company redeemed $6.0 million of its investment in FSOF.
CLO I and CLO II
As of September 30, 2016, the Company's investments in senior and subordinated notes in CLO I and CLO II totaled $2,845,409 and $20,515,345, respectively. As of December 31, 2015, the Company's investments in senior and subordinated notes in CLO I and CLO II totaled $2,929,476 and $20,608,153, respectively.
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
In April 2016, the Company abandoned a portion of its office space in its corporate headquarters in Greenwich, CT. Although the Company is currently marketing the unused space to prospective tenants, unless the lease agreement is modified, the Company is still obligated to pay contractual rent payments in accordance with the operating lease.
The Company's fractional interests in corporate aircrafts are used primarily for business purposes. Occasionally, certain of the members of management have used the aircraft for personal use. The Company charges these members of management for such personal use based on market rates. There were no such charges for the three and nine months ended September 30, 2016 and 2015.
As of September 30, 2016 and December 31, 2015 amounts due to and from affiliates were comprised of the following:

	As of September 30, 2016	As of December 31, 2015
Management fees receivable:
Base management fees receivable - BDCs	$11,071,951	$4,794,870
Part I Fees receivable (payable) - BDCs	7,867,962	(555,663)
Collateral management fees receivable - CLO I and CLO II	550,627	640,578
	$19,490,540	$4,879,785

Performance fees receivable:
Performance fees receivable - FSOF	$124,836	$78,720
Part II fees receivable - BDCs	—	145,898
	$124,836	$224,618

Due from affiliates:
Reimbursed expenses due from the BDCs	$2,705,035	$3,355,875
Reimbursed expenses due from private funds	692,014	399,854
Due from employees	365,738	51,167
Other amounts due from affiliated entities	65,276	136,488
	$3,828,063	$3,943,384

Due to affiliates:
Stock appreciation rights liability	$28,571	$24,257
	$28,571	$24,257

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Dividends
The following table reflects the dividends per share that the Company has recorded on its common stock for the nine months ended September 30, 2016 and September 30, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
January 15, 2015	March 31, 2015	April 15, 2015	$0.30	$1.8 million
May 11, 2015	June 30, 2015	July 15, 2015	0.17	1.0 million
August 10, 2015	September 30, 2015	October 15, 2015	0.17	1.0 million
Total for the nine months ended September 30, 2015			$0.64	$3.8 million

March 14, 2016	March 31, 2016	April 15, 2016	$0.10	$0.6 million
May 11, 2016	June 30, 2016	July 15, 2016	0.10	0.6 million
August 10, 2016	September 30, 2016	October 14, 2016	0.10	0.7 million
Total for the nine months ended September 30, 2016			$0.30	$1.8 million

Share Repurchase Program
On May 11, 2015, the Company's Board of Directors authorized a share repurchase program of up to $20.0 million of the Company’s Class A common stock. Under the repurchase program, the Company was authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program expired on May 11, 2016. During the nine months ended September 30, 2015, FSAM repurchased and retired 217,641 shares of its Class A common stock at a weighted average price of $8.47 per share pursuant to this program, resulting in aggregate cash consideration paid for these repurchases of $1.8 million.
Upon expiration of the previous share repurchase program, on May 11, 2016, the Company's Board of Directors re-authorized a share repurchase program for the repurchase of up to $20.0 million of the Company's Class A common stock. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program will terminate on May 11, 2017, unless earlier terminated or extended by the Company's Board of Directors, and may be suspended for periods or discontinued at any time. During the nine months ended September 30, 2016, there were no repurchases of shares of Class A common stock pursuant to this program.
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
The following table summarizes the amortization of unrecognized compensation expense for the nine months ended September 30, 2016 and 2015 with respect to the Company's Holdings LP Interests which are equity classified awards:

Balance at December 31, 2015	$7,016,286
Amortization of Holdings LP Interests (1)	(1,946,632)
Balance at September 30, 2016	$5,069,654

Balance at December 31, 2014	$8,043,058
Amortization of Holdings LP Interests	(770,079)
Balance at September 30, 2015	$7,272,979
(1) Included in amortization of Holdings LP Interests is an acceleration of $1,193,165 in connection with the separation of two former Holdings limited partners.
Included in compensation expense for the nine months ended September 30, 2016 and 2015 was $1,946,632 and $770,079, respectively, of amortization relating to the above equity-classified awards. All such compensation expense has been allocated to the Predecessor for periods prior to the Reorganization and to the non-controlling interests thereafter in the Statement of Changes in Equity.
As of September 30, 2016, unrecognized compensation cost in the amount of $5,069,654 relating to these equity-based awards is expected to be recognized over a period of approximately 6.1 years.
Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan
In connection with the IPO, FSAM's Board of Directors adopted the 2014 Omnibus Incentive Plan pursuant to which the Company granted options to its non-employee directors, executive officers and other employees to acquire 5,658,970 shares of Class A common stock, 1,174,748 restricted stock units to be settled in shares of Class A common stock and 90,500 stock appreciation rights to be settled in cash. During the three and nine months ended September 30, 2016 and 2015, there were additional grants under the 2014 Omnibus Incentive Plan as discussed below.
Equity-based compensation expense related to grants under the 2014 Omnibus Incentive Plan is as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Restricted stock units to be settled in Class A common stock	$748,950	$666,347	$2,406,268	$1,969,093
Options to acquire shares of Class A common stock	614,706	575,384	1,859,153	1,726,152
Stock appreciation rights to be settled in cash	1,966	5,198	4,314	15,594
Total	$1,365,622	$1,246,929	$4,269,735	$3,710,839
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
Additionally, when the Company pays dividends on its outstanding shares of Class A common stock, the holder of the restricted stock units will be credited with dividend equivalents.  For stock dividends, the dividend equivalents will be in the form of additional restricted stock units. For cash dividends, the dividend equivalents will be in the form of cash (without

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

interest or earnings).  Dividend equivalents are subject to the same terms and conditions as the original restricted stock unit award, and are not paid until the vesting and settlement of the underlying shares of Class A common stock to which such dividend equivalents relate.  During the nine months ended September 30, 2016, the Company granted 156,740 in restricted stock units to employees under substantially similar terms to the IPO grant. For the nine months ended September 30, 2016 and 2015, the Company declared cash dividends of $0.30 and $0.64 per share, respectively, and accrued dividends in the amount of $299,490 and $601,207 respectively, related to unvested restricted stock units which are forfeitable.
The following table presents unvested restricted stock units' activity for the nine months ended September 30, 2016:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - December 31, 2015	1,201,794	$16.64
Granted	156,740	3.19
Vested	(43,701)	5.56
Forfeited	(205,443)	7.16
Balance - September 30, 2016	1,109,390	$16.93

Compensation expense associated with these restricted stock units is being recognized on a straight-line basis during the service period of the respective grant. During the three months ended June 30, 2016, the Company accelerated the vesting of 43,701 RSUs relating to the separation of a former employee. The total compensation expense expected to be recognized in all future periods associated with the restricted stock units, is $13,529,685 at September 30, 2016, which is expected to be recognized over the remaining weighted average period of 4.1 years.
Options
The fair value of each option granted during the nine months ended September 30, 2016 is measured on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

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
A summary of unvested options activity for the nine months ended September 30, 2016 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - December 31, 2015	5,562,866	$18.64	7.5
Granted	50,000	3.70	5.0
Vested	(60,000)	17.29	4.0
Forfeited	(134,489)	18.07	8.3
Balance - September 30, 2016	5,418,377	18.53	6.5
Exercisable at September 30, 2016	—	$—	—	$—
Aggregate intrinsic value represents the value of the Company's closing share price on the last trading day of the quarter in excess of the weighted average exercise price multiplied by the number of options exercisable or expected to vest. As of

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

September 30, 2016, the Company's closing share price was lower than the weighted average exercise price of the options exercisable or expected to vest. As a result, the options are out of the money and have no intrinsic value.
Compensation expense associated with these options is being recognized on a straight-line basis over the service period of the respective grant. As of September 30, 2016, there was $5,147,992 of total unrecognized compensation expense, that is expected to be recognized over the remaining weighted average period of 2.8 years.
Stock Appreciation Rights (“SARs”)
Each SAR represents an unfunded, unsecured right of the holder to receive an amount in cash equal to the excess of the closing price of a Class A common share over the exercise price. The SARs terms and conditions are substantially similar to the provisions of the ten year option grants discussed above and had a grant date fair value of $1.78 per unit. Upon vesting, they will be settled in cash. The fair value of the SARs are re-measured each reporting period until settlement and changes in fair value are charged to compensation expense as the SARs vest over the remaining service period. The amount of the adjustment has been derived based on a grant date fair value using the IPO price of $17.00 per share, multiplied by the number of unvested shares, and expensed over the six year service period. Additionally, the calculation of the expense assumes a forfeiture rate of 5%. The total compensation expense expected to be recognized in all future periods associated with the SARs, is approximately $56,163. No SARs were issued during the nine months ended September 30, 2016.
A summary of unvested SARs activity for the nine months ended September 30, 2016 is presented below:

	SARs	Weighted Average Grant Date Fair Value Per SAR
Balance December 31, 2015	71,000	$1.78
Granted	—	—
Vested	—	—
Forfeited	(24,500)	1.78
Balance September 30, 2016	46,500	$1.78
The following table summarizes activity for the nine months ended September 30, 2016 and 2015 with respect to the Company's liability classified awards, which are recorded in Due to affiliates in the Consolidated Statements of Financial Condition, including stock appreciation rights discussed below:

Balance at December 31, 2015	$24,257
Compensation expense	4,314
Balance at September 30, 2016	$28,571

Balance at December 31, 2014	$3,465
Compensation expense	15,594
Balance at September 30, 2015	$19,059
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

As a result of certain changes to Connecticut state tax law that were passed in May 2016 (effective January 1, 2016), which resulted in a lower state income tax rate, the Company reduced its deferred tax assets by $8,467,072 during the nine months ended September 30, 2016, which includes a discrete adjustment of $6,271,403 recorded during the three months ended June 30, 2016, and is included in the provision for income taxes in the Consolidated Statements of Income. An additional $376,000 provision for income tax related to this item will be recorded prior to December 31, 2016 through the annual effective tax rate.
The estimated annualized income tax provision for 2016 reflects an effective tax rate of 13.4%. The difference between the annual effective rate of 13.4% and the statutory Federal rate of 34% primarily relates to state taxes and pass-through entity income not subject to income taxes. The increase in the effective tax rate during the nine months ended September 30, 2016 relates to the adjustment of TRA liability in the amount of $7,525,901. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Actual provision expense may vary from the annual effective rate for discrete items recorded in the period.
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
The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the nine months ended September 30, 2016. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the Provision for Income Taxes.

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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic net income (loss) per share of Class A common stock:
Net income (loss) attributable to Fifth Street Asset Management Inc.	$(237,718)	$1,150,572	$(622,041)	$3,554,355
Numerator for diluted net income (loss) per share of Class A common stock:
Net income (loss) attributable to Fifth Street Asset Management Inc.	$(237,718)	$1,150,572	$(622,041)	$3,554,355
Dilutive effects of MMKT Notes	—	—	(155,242)	—
Net income (loss) available to Class A common stockholders	$(237,718)	$1,150,572	$(777,283)	$3,554,355
Denominator for basic net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	5,908,407	5,901,718	5,847,139	5,956,389
Denominator for diluted net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	5,908,407	5,901,718	5,847,139	5,956,389
Dilutive effects of restricted stock units	—	6,745	—	6,929
Weighted average shares of Class A common stock outstanding - diluted	5,908,407	5,908,463	5,847,139	5,963,318
Earnings per share of Class A common stock:
Net income (loss) attributable to Fifth Street Asset Management Inc. per share of Class A common stock, basic	$(0.04)	$0.19	$(0.11)	$0.60
Net income (loss) attributable to Fifth Street Asset Management Inc. per share of Class A common stock, diluted	$(0.04)	$0.19	$(0.13)	$0.60
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
Potentially dilutive securities representing an incremental 1,109,390 restricted stock units for the three and nine months ended September 30, 2016 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
Potentially dilutive securities representing an incremental 5,431,766 and 5,501,766 options to acquire Class A common shares for the three and nine months ended September 30, 2016, respectively, were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
Potentially dilutive securities representing an incremental 1,235,515 restricted stock units and 5,630,376 options to acquire Class A common shares for the three and nine months ended September 30, 2015 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
For the nine months ended September 30, 2016, the if-converted method was used to calculate the dilutive effect of the MMKT Notes. For the three months ended September 30, 2016 and the three and nine months ended September 30, 2015, the assumed conversion of the MMKT Notes was anti-dilutive.
For the three and nine months ended September 30, 2016, diluted earnings per share includes the assumed conversion of Holdings LP interests and the related tax effects. For the three and nine months ended September 30, 2015, the earnings per share excludes the assumed conversion of Holdings LP interests as their impact would have been anti-dilutive.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2016, diluted earnings per share does not include the assumed conversion of the RiverNorth Warrant as the impact would have been anti-dilutive.
Note 14. Subsequent Events
On November 9, 2016, the Company's Board of Directors declared a quarterly dividend of $0.125 per share of Class A common stock. The declared dividend is payable on January 13, 2017 to stockholders of record at the close of business on December 30, 2016.

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
Our Business
We are an alternative asset manager with approximately $5.0 billion of assets under management. The funds we manage provide innovative and flexible financing solutions to small and mid-sized companies across their capital structures, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) between $10 million and $120 million. As of September 30, 2016, 83.2% of our assets under management reside in publicly-traded permanent capital vehicles, consisting of FSC and FSFR.
Our direct origination platform is sustained by our active relationships with approximately 200 private equity sponsors. We believe we are differentiated from other alternative asset managers by our structuring flexibility, financial strength and a reputation for delivering on commitments. We provide innovative and customized credit solutions across the capital structure, including one-stop financing, unitranche debt, senior secured debt, mezzanine debt, equity co-investments and venture debt financing. Our platform targets loans for investment of up to $250 million and has the ability to structure and syndicate loans of up to $500 million.
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
Exchange Agreement and Tax Receivable Agreement
In connection with the Reorganization, FSAM entered into an exchange agreement with the limited partners of Fifth Street Holdings that granted each limited partner of Fifth Street Holdings, and certain permitted transferees, the right, beginning two years after the closing of the IPO (November 4, 2016) and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications (collectively referred to as the "Exchange Agreement"). As a result, each limited partner of Fifth Street Holdings, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A common stock of FSAM, which can more readily be sold in the public markets. As of September 30, 2016 and December 31, 2015, FSAM held approximately 13.0% and 11.6% of Fifth Street Holdings LP interests, respectively.
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

The diagram below depicts our organizational structure as of September 30, 2016:

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
Middle market sponsored loan volume in 2015 experienced its weakest year since 2009. From a cumulative standpoint, sponsored volume continues to fall short of 2015’s run rate and 2016 may now shape up to be the slowest for sponsored lending since 2009. We believe a number of factors have been driving current market conditions. Geopolitical uncertainty, including the aftermath of Brexit and the U.S. presidential election, has led many investors to hit pause on new investments. In addition, valuation multiples remain at high levels. In our view, the overabundance of liquidity chasing too few deals remains an ongoing factor exacerbating the supply/demand imbalance. Yet in spite of supply constraints, there is mounting evidence that some investors may be prepared to allocate even more capital to private debt, including direct lending. As the credit cycle continues to mature, some investors may be adopting more defensive postures: Historically, middle market loans have experienced fewer defaults and have had a higher rate of recovery compared to broadly syndicated loans. Looking ahead, we expect the usual seasonal pick-up in activity, generally, and forecast a moderate increase in loan activity overall for the fourth quarter.
We believe an opportunity is developing for lenders with flexible, long-term capital to invest in deals with strong risk-adjusted returns. Despite our business lines exhibiting slower growth, we believe that both of our BDCs are well-positioned to invest going forward in this market.
Historically, substantially all of our revenues were generated from our BDCs, however, in recent years we have also expanded our private fund offerings. If we were to continue to expand our non-BDC funds and develop new funds and products, we expect that the fee structures and arrangements from which we derive our revenues could be different and, potentially, less favorable to us. In January 2016, we closed our first separately managed account with a large institutional investor. As of September 30, 2016, $50.0 million has been committed for this SMA. In addition, the nature of these funds and lines of business may be different and subject to different risks and uncertainties than our BDCs.
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
Revision of Financial Statements
Refer to Note 2 of the financial statements for a summary of the amounts and financial statement line items impacted by the Revision.
Non-GAAP Financial Measures and Operating Metrics
Adjusted Net Income
Adjusted Net Income represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, (ii) unrealized gains (losses) on beneficial interests in CLOs, MMKT Notes and derivative liabilities, (iii) certain litigation costs and related recoveries (iv) the excess of cash dividends received from our investments in FSC and FSFR over the related income recognized under the equity method of accounting and (v) other non-recurring items. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance and Adjusted Net Income is evaluated regularly by our management as a decision tool for deployment of resources. We believe that reporting Adjusted Net Income is helpful in understanding our business and that investors should review the same supplemental non-GAAP financial measures that our management uses to analyze our performance. Adjusted Net Income has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results prepared in accordance with GAAP. The use of Adjusted Net Income without consideration of related GAAP measures is not adequate due to the adjustments described above. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below, which are prepared in accordance with GAAP.

Income before income tax benefit (provision) is the GAAP financial measure most comparable to Adjusted Net Income. The following table provides a reconciliation of income before income tax benefit (provision) to Adjusted Net Income (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income before provision for income taxes	$11,787	$10,212	$11,716	$32,741
Adjustments:
Compensation-related charges (a)(b)(c)	4,195	1,482	8,459	4,444
Gain on extinguishment of MMKT Notes (d)	(10)	—	(2,593)	—
Unrealized (gain) loss on beneficial interests in CLOs (e)	(538)	23	(169)	591
Lease termination/abandonment charges (benefit) (f)	(145)	—	2,756	(71)
Adjustment of TRA liability for tax rate change (g)	—	—	(7,526)	—
Gain on extinguishment of debt (h)	—	—	(2,000)	—
Litigation and other non-recurring legal costs (i)	3,490	—	12,642	—
Loss on legal settlement (j)	—	—	9,250	—
Insurance recoveries (j)	(51)	—	(12,298)	—
Loss on investor settlement (k)	—	—	10,419	—
Unrealized gain on derivatives (l)	(8,383)	—	—	—
Realized loss on derivatives (l)	3,078	—	2,613	—
Distributions from equity method investments (m)	40	—	390	—
Adjusted Net Income (n)	$13,463	$11,717	$33,659	$37,705
__________________

(a)
For the three months ended September 30, 2016 and September 30, 2015, this amount includes $1.1 million and $0.3 million, respectively, of amortization expense relating to the conversion and vesting of member interests in connection with the Reorganization. For the nine months ended September 30, 2016 and September 30, 2015, this amount includes $1.9 million and $0.8 million, respectively, of amortization expense relating to the conversion and vesting of member interests in connection with the Reorganization.

(b)
For the three and nine months ended September 30, 2016, this amount includes $1.4 million and $4.0 million, respectively, of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our IPO. For the three and nine months ended September 30, 2015, this amount includes $1.2 million and $3.7 million, respectively, of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our IPO.

(c)	For the three and nine months ended September 30, 2016, this amount includes $1.7 million and $2.4 million, respectively, of severance payments and retention bonuses.

(d)	Represents the gain that resulted from the settlement and cancellation of MMKT Notes.

(e)	Represents the change in fair value on our beneficial interests in CLOs on which we have elected the fair value option.

(f)
For the three months ended September 30, 2016, this amount represents adjustments related to prior lease abandonment charges. For the nine months ended September 30, 2016, this amount represents non-recurring charges related to the abandonment of a portion of our office space at our corporate headquarters in Greenwich, CT. This amount is comprised of a $1.1 million loss representing the present value of the remaining contractual lease payments related to the vacated space (net of estimated sublease income), $2.8 million of accelerated depreciation and amortization, partially offset by a $0.9 million write-off of related deferred rent liabilities and $0.1 million of adjustments related to prior lease abandonment charges. For the nine months ended September 30, 2015, this amount includes non-recurring benefits for termination payments and related exit costs accrued at present value relating to our office leases.

(g)
Represents the reduction of payables to TRA recipients as a result of certain changes to Connecticut state tax law that were passed in May 2016 (effective January 1, 2016), which resulted in a lower state income tax rate.

(h)	Represents the loan forgiveness granted by the DECD as a result of achieving certain job milestones.

(i)
Represents the expenses incurred in connection with litigation and other non-recurring matters. For the three months ended September 30, 2016, this amount is comprised $2.9 million of litigation-related costs and $0.6 million of other non-recurring costs. For the nine months ended September 30, 2016, this amount is comprised of $11.2 million of litigation-related costs and $1.4 million of other non-recurring costs.

(j)
These amounts relate to the FSAM class action lawsuit settlement in the amount of $9.3 million which will be covered by insurance proceeds as well as an additional $3.0 million of insurance recoveries related to professional fees incurred in connection with various legal matters.

(k)	Represents the loss recognized by us in connection with the premium paid on our and our principal shareholder's purchase of FSC shares in connection with the RiverNorth settlement.

(l)	Represents gains or losses on a warrant and swap agreement issued by us to RiverNorth in connection with the settlement.

(m)	Represents the excess of the cash dividends received from our investments in FSC and FSFR over the related income recognized under the equity method of accounting.

(n)	Adjusted Net Income is presented on a pre-tax basis.
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

•	the net asset value, or NAV of such funds and investments;

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions); and

•	uncalled committed debt and equity capital (including commitments to funds that have yet to commence their investment periods).
The following table provides a roll-forward of AUM for the three and nine months ended September 30, 2016 and 2015 (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$5,145,496	$5,554,885	$5,295,612	$6,301,260
Commitments and equity raises	—	121,870	75,000	413,061
Subscriptions, deployments and changes in leverage	(89,598)	(30,786)	(232,692)	(1,057,977)
Redemptions and distributions	(38,288)	(54,454)	(128,067)	(132,639)
Change in fund value	11,627	2,176	19,384	69,986
Ending balance	$5,029,237	$5,593,691	$5,029,237	$5,593,691
Average AUM	$5,087,367	$5,574,288	$5,162,425	$5,947,476
The following tables provide a roll-forward of AUM by fund strategy for the three and nine months ended September 30, 2016 and 2015 (shown in thousands):

	Three months ended September 30, 2016
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$3,335,409	$958,754	$75,283	$726,050	$50,000	$5,145,496
Commitments and equity raises	—	—	—	—	—	—
Subscriptions, deployments and changes in leverage	(70,889)	(15,642)	(5,887)	2,820	—	(89,598)
Redemptions and distributions	(26,155)	(6,630)	—	(5,503)	—	(38,288)
Change in fund value	(2,160)	9,224	1,880	2,683	—	11,627
Ending balance	$3,236,205	$945,706	$71,276	$726,050	$50,000	$5,029,237
Average AUM	$3,285,807	$952,230	$73,279	$726,050	$50,000	$5,087,367

	Three months ended September 30, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$3,726,731	$1,112,833	$92,893	$622,428	$5,554,885
Commitments and equity raises	—	—	10,000	111,870	121,870
Subscriptions, deployments and changes in leverage	54,366	(74,800)	(486)	(9,866)	(30,786)
Redemptions and distributions	(27,601)	(5,157)	(5,302)	(16,394)	(54,454)
Change in fund value	(2,812)	383	(27)	4,632	2,176
Ending balance	$3,750,684	$1,033,259	$97,078	$712,670	$5,593,691
Average AUM	$3,738,708	$1,073,046	$94,985	$667,549	$5,574,288

	Nine months ended September 30, 2016
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$3,518,119	$989,702	$90,090	$697,701	$—	$5,295,612
Commitments and equity raises	—	25,000	—	—	50,000	75,000
Subscriptions, deployments and changes in leverage	(199,953)	(60,796)	(7,253)	35,310	—	(232,692)
Redemptions and distributions	(79,563)	(17,680)	(17,385)	(13,439)	—	(128,067)
Change in fund value	(2,398)	9,480	5,824	6,478	—	19,384
Ending balance	$3,236,205	$945,706	$71,276	$726,050	$50,000	$5,029,237
Average AUM	$3,377,162	$967,704	$80,683	$711,876	$25,000	$5,162,425

	Nine months ended September 30, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,911,422	$791,103	$74,710	$524,025	$6,301,260
Commitments and equity raises	—	175,000	27,650	210,411	413,061
Subscriptions, deployments and changes in leverage	(1,125,319)	80,926	3,818	(17,402)	(1,057,977)
Redemptions and distributions	(78,464)	(22,837)	(10,662)	(20,676)	(132,639)
Change in fund value	43,045	9,067	1,562	16,312	69,986
Ending balance	$3,750,684	$1,033,259	$97,078	$712,670	$5,593,691
Average AUM	$4,331,053	$912,181	$85,894	$618,348	$5,947,476
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
The following table provides a roll-forward of fee-earning AUM for the three and nine months ended September 30, 2016 and 2015 (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$4,285,022	$4,343,433	$4,351,768	$5,554,013
Commitments and equity raises	—	5,000	77,229	278,541
Subscriptions, deployments and changes in leverage	(187,406)	166,869	(262,084)	(1,307,107)
Redemptions and distributions	(38,288)	(54,318)	(112,930)	(131,303)
Change in fund value	10,492	2,154	15,837	68,994
Ending balance	$4,069,820	$4,463,138	$4,069,820	$4,463,138
Average fee-earning AUM	$4,177,421	$4,403,286	$4,210,794	$5,008,576
Effective annualized management fee rate	1.88%	2.12%	1.84%	1.84%

The following tables provide a roll-forward of fee-earning AUM by fund strategy for the three and nine months ended September 30, 2016 and 2015 (shown in thousands):

	Three months ended September 30, 2016
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$2,763,841	$805,159	$29,179	$686,843	$—	$4,285,022
Commitments and equity raises	—	—	—	—	—	—
Subscriptions, deployments and changes in leverage	(114,750)	(44,003)	(1,691)	(26,962)	—	(187,406)
Redemptions and distributions	(26,155)	(6,630)	—	(5,503)	—	(38,288)
Change in fund value	(2,160)	9,224	745	2,683	—	10,492
Ending balance	$2,620,776	$763,750	$28,233	$657,061	$—	$4,069,820
Average fee-earning AUM	$2,692,308	$784,454	$28,706	$671,952	$—	$4,177,421
Fee-earning AUM was $4.1 billion as of September 30, 2016, which represented a $215.2 million, or 5.0%, decrease from $4.3 billion as of June 30, 2016. The net decrease was primarily due to changes in leverage and distributions at FSC and FSFR.

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

	Nine months ended September 30, 2016
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$2,833,083	$807,558	$29,587	$681,540	$—	$4,351,768
Commitments and equity raises	—	25,000	—	52,229	—	77,229
Subscriptions, deployments and changes in leverage	(130,346)	(60,608)	(1,383)	(69,747)	—	(262,084)
Redemptions and distributions	(79,563)	(17,680)	(2,248)	(13,439)	—	(112,930)
Change in fund value	(2,398)	9,480	2,277	6,478	—	15,837
Ending balance	$2,620,776	$763,750	$28,233	$657,061	$—	$4,069,820
Average fee-earning AUM	$2,726,929	$785,654	$28,910	$669,300	$—	$4,210,794
Fee-earning AUM was $4.1 billion as of September 30, 2016, which represented a $282.0 million or 6.5%, decrease from $4.4 billion as of December 31, 2015. The net decrease was primarily due to changes in leverage and distributions at FSC and FSFR, partially offset by new commitments at FSFR and our Senior Loan Funds.

	Nine months ended September 30, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,366,621	$662,654	$39,301	$485,437	$5,554,013
Commitments and equity raises	—	175,000	5,000	98,541	278,541
Subscriptions, deployments and changes in leverage	(1,338,747)	411	(1,343)	32,572	(1,307,107)
Redemptions and distributions	(78,464)	(22,837)	(9,326)	(20,676)	(131,303)
Change in fund value	43,045	9,067	570	16,312	68,994
Ending balance	$2,992,455	$824,295	$34,202	$612,186	$4,463,138
Average fee-earning AUM	$3,679,538	$743,475	$36,752	$548,812	$5,008,576
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
Overview of Results of Operations
Revenues
For the three months ended September 30, 2016 and 2015, 87.6% and 91.5%, respectively, of our revenues came from management fees (including 35.0% and 36.0%, respectively, of Part I Fees) from the BDCs and private funds. For the nine months ended September 30, 2016 and 2015, 89.8% and 92.3%, respectively, came from management fees (including 33.9% and 35.8%, respectively, of Part I Fees) from the BDCs and private funds.
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
Pursuant to our investment management agreement with FSOF, we are entitled to receive a quarterly management fee from FSOF that is calculated and payable in advance at an annualized rate of approximately 1.0% of the value of a limited partner's investment, based on investment class and excluding affiliates, in FSOF. Capital contributed or withdrawn from FSOF during a quarter is charged a ratable portion of the management fee for the period invested.
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
General, administrative and other expenses.  General, administrative and other expenses primarily include costs related to professional services, occupancy and overhead expenses, insurance expense, travel and related expenses, communication and information systems and other general operating items.
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

Results of Operations
Three months ended September 30, 2016 compared to three months ended September 30, 2015
Revenues
Management fees.  Total management fees were $19.7 million for the three months ended September 30, 2016, which represented a $3.6 million, or 15.6%, decrease from $23.3 million for the three months ended September 30, 2015. The decrease in management fees was primarily due to a reduction in the contractual base management fee rate charged to FSC from 2.00% to 1.75% effective January 1, 2016, as well as lower asset levels at FSC and our other managed funds.
Other fees.  Other fees were $2.7 million for the three months ended September 30, 2016, which represented a $0.6 million, or 26.3%, increase from $2.2 million for the three months ended September 30, 2015. The increase was primarily due to a slightly higher level of allocable direct fund expenses and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $9.5 million for the three months ended September 30, 2016, which represented a $0.7 million, or 7.0%, decrease from $10.3 million for the three months ended September 30, 2015. The decrease was primarily due to lower headcount, partially offset by $1.7 million of severance payments and retention bonuses in the current period.
General, administrative and other.  General, administrative and other expenses were $7.4 million for the three months ended September 30, 2016, which represented a $3.2 million, or 77.7%, increase from $4.2 million for the three months ended September 30, 2015. The increase was primarily due to litigation and other non-recurring professional fees in the current period of $3.5 million.
Depreciation and amortization.  Depreciation and amortization expense was $0.3 million and $0.4 million for the three months ended September 30, 2016 and 2015.
Other income (expense)
For the three months ended September 30, 2016 and September 30, 2015, other income (expense), net was $6.6 million and ($0.4 million), respectively. This increase was due primarily to net gain on derivatives in the amount of $5.3 million, income from equity method investments of $1.6 million and the unrealized gain on beneficial interests in CLOs in the amount of $0.5 million, partially offset by $0.8 million net interest expense primarily related to our credit facility.
Provision for income taxes
The income tax provision (benefit) was $1.6 million and $1.0 million, respectively, for the three months ended September 30, 2016 and September 30, 2015 due to a decrease in income (loss) before taxes. The increase is primarily due to the reduction to our deferred tax assets as a result of a decrease in our state income tax rate.
Net income
Net income was $10.2 million for the three months ended September 30, 2016, which represented a $0.9 million, or 10.3%, increase from $9.2 million for the three months ended September 30, 2015. The increase was primarily due to the income and expense variances discussed above.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Revenues
Management fees.  Total management fees were $58.0 million for the nine months ended September 30, 2016, which represented a $11.0 million, or 16.0%, decrease from $69.1 million for the nine months ended September 30, 2015. The decrease in management fees was primarily due to elevated litigation-related costs at our funds and a reduction in the contractual base management fee rate charged to FSC from 2.00% to 1.75% effective January 1, 2016, as well as lower asset levels at FSC and our other managed funds.
Other fees.  Other fees were $6.5 million for the nine months ended September 30, 2016, which represented a $0.8 million, or 14.3%, increase from $5.7 million for the nine months ended September 30, 2015. The increase was primarily due to a higher level of allocable direct fund expenses and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.

Expenses
Compensation and benefits.  Compensation and benefits was $27.2 million for the nine months ended September 30, 2016, which represented a $1.6 million, or 5.6%, decrease from $28.8 million for the nine months ended September 30, 2015. The decrease was primarily due to lower headcount, partially offset by $2.8 million of severance payments and retention bonuses in the current period.
General, administrative and other.  General, administrative and other expenses were $24.8 million for the nine months ended September 30, 2016, which represented a $14.3 million, or 135.1%, increase from $10.6 million for the nine months ended September 30, 2015. The increase was primarily due to litigation and other non-recurring professional fees in the current period of $12.6 million.
Depreciation and amortization.  Depreciation and amortization expense was $3.9 million and $1.3 million, respectively, for the nine months ended September 30, 2016 and 2015. The increase was attributable to the abandonment of a portion of our corporate headquarters in Greenwich, Connecticut.
Other income (expense)
For the nine months ended September 30, 2016 and September 30, 2015, other income (expense), net was $3.0 million and ($1.5 million), respectively. This increase was due primarily to the adjustment of the TRA liability for tax rate change in the amount of $7.5 million, income from equity method investments of $3.6 million, the recoveries of legal fees from our insurance carriers in the amount of $3.0 million, a $2.6 million realized gain on settlement of MMKT Notes and a $2.0 million gain on debt extinguishment, partially offset by the $10.4 million loss on investor settlement, a $2.6 million realized loss on derivatives and $2.3 million of net interest expense related to our credit facility.
Provision for income taxes
The income tax provision (benefit) was $8.5 million and $3.5 million, respectively, for the nine months ended September 30, 2016 and September 30, 2015. The increase is primarily due to the reduction to our deferred tax assets as a result of a decrease in our state income tax rate.
Net income
Net income was $3.3 million for the nine months ended September 30, 2016, which represented a $26.0 million, or 88.9%, decrease from $29.3 million for the nine months ended September 30, 2015. The decrease was primarily due to the income and expense variances discussed above.
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
Our primary sources of cash from our operations include management and administration fees, primarily generated from our BDCs, which are collected quarterly and interest and distributions from our investments, including beneficial interest in CLOs and equity securities in the Fifth Street BDCs. Our future sources of cash may change over time. For example, effective January 1, 2016, the FSC base management fee was reduced from 2.00% to 1.75%.
We expect that our primary liquidity needs will continue to be to (1) provide capital to facilitate the growth of our existing asset management businesses, (2) provide capital to facilitate our expansion into businesses that are complementary to our existing asset management businesses, (3) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement, (4) fund capital expenditures and litigation matters, (5) repay borrowings and related interest costs, (6) repurchase Class A common stock under our authorized share repurchase program, (7) pay income taxes, (8) make distributions to our unitholders in accordance with our distribution policy and (9) settle our obligations under the purchase and settlement agreement with Ironsides.
If cash flows from operations were insufficient to fund distributions over a sustained period of time, we expect that we would suspend paying such distributions.

Cash Flows
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Net cash provided by operating activities was $5.0 million for the nine months ended September 30, 2016, which represented a $38.3 million decrease from $43.4 million for the nine months ended September 30, 2015. The decrease was primarily due to the timing of the collection of management fees.
Net cash used in investing activities was $29.3 million for the nine months ended September 30, 2016, which represented a $0.6 million decrease from $29.9 million for the nine months ended September 30, 2015. The decrease was primarily due to $7.1 million incremental purchases of investments partially offset by a $4.8 million incremental distributions received from FSOF in the current period.
Net cash provided by (used in) financing activities was $11.2 million for the nine months ended September 30, 2016, which represented a $21.9 million increase from ($10.7 million) for the nine months ended September 30, 2015. The increase was primarily due to the timing of distributions, proceeds from loan payable, and repayments of notes to the Holdings Limited Partners in the prior year.
Share Repurchase Program
On May 11, 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. Under the repurchase program, we are authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program was reauthorized by our Board of Directors on May 11, 2016 for the repurchase of up to $20.0 million of our Class A common stock and will terminate on May 11, 2017, unless earlier terminated or extended by our Board of Directors, and may be suspended for periods or discontinued at any time. During the nine months ended September 30, 2015, FSAM repurchased and retired 217,641 shares of its Class A common stock at a weighted average price of $8.47 per share pursuant to this program, resulting in aggregate cash consideration paid for these repurchases of $1.8 million. For nine months ended September 30, 2016, there were no repurchases.
Revolving Credit Facility
On November 4, 2014, Fifth Street Holdings entered into a credit agreement, or the Original Credit Agreement, for a revolving credit facility, or the Credit Facility, that was jointly led by Morgan Stanley Senior Funding, Inc. and Sumitomo Mitsui Banking Corporation. On February 29, 2016, Fifth Street Holdings entered into Amendment No. 1 to the Original Credit Agreement, or Amendment No 1. Amendment No. 1 reduced the aggregate revolver commitments of the lenders under the Original Credit Agreement from $176 million to $146 million. Amendment No. 1 also provided, among other things, that certain risk retention debt incurred by subsidiaries engaged solely in managing collateralized loan obligations shall be permitted and excluded from certain financial covenant calculations, including leverage and interest coverage ratios. We refer to the Original Credit Agreement, as amended by Amendment No. 1, as the Credit Agreement. We intend to continue to use the Credit Facility, together with available cash, to, among other things: (i) provide capital to facilitate the growth of our existing businesses and funds, (ii) fund a portion of our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into complementary businesses and funds, (iv) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement, (v) provide working capital, and, potentially, seed capital for future investments and (vi) fund distributions to us so that we may pay dividends to our stockholders. As of September 30, 2016 and December 31, 2015, we had $92.0 million and $65.0 million of outstanding borrowings under the Credit Facility, respectively.
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

We were in compliance with all covenants under the Credit Facility as of September 30, 2016. However, we did not have any additional material undrawn capacity under the Credit Facility due to the covenant limitations described above.
Risk Retention Term Loan
On September 28, 2015, CLO Management, our wholly-owned consolidated subsidiary, entered into a Risk Retention Term Loan to provide financing for its purchase of CLO II senior notes up to $17.0 million at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the Risk Retention Term Loan totaled $17.0 million, of which $4.0 million was repaid, and accrue interest at a rate based on the interest rate on the financed notes and the weighted current cost basis which was 3.83% as of September 30, 2016. Our beneficial interests in CLO II in the aggregate amount of $20.5 million at fair value are pledged as collateral for the Risk Retention Term Loan. The facility matures on September 29, 2027 with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger. The Risk Retention Term Loan contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. We are in compliance with all covenants as of September 30, 2016 and have $13.0 million of borrowings outstanding under the Risk Retention Term Loan.
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

The following table reflects the dividends per share that we have declared on our Class A common stock from inception through September 30, 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
January 15, 2015	March 31, 2015	April 15, 2015	$0.30	$1.8 million
May 11, 2015	June 30, 2015	July 15, 2015	0.17	1.0 million
August 10, 2015	September 30, 2015	October 15, 2015	0.17	1.0 million
November 23, 2015	December 31, 2015	January 15, 2016	0.17	1.0 million
March 14, 2016	March 31, 2016	April 15, 2016	0.10	0.6 million
May 11, 2016	June 30, 2016	July 15, 2016	0.10	0.6 million
August 10, 2016	September 30, 2016	October 14, 2016	0.10	0.7 million
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
As a result of certain changes to Connecticut state tax law that were passed in May 2016 (effective January 1, 2016), which resulted in a lower state income tax rate, we reduced our payable to TRA recipients by $7,525,901 which is included in other income (expense) in the Consolidated Statements of Income. In addition, the Company reduced the tax benefit associated with the TRA by $289,606 as a result of a change in the federal corporate tax rate. As of September 30, 2016, payments due to the TRA Recipients under the TRA totaled $37,960,213, after this adjustment.
In connection with the finalization of the 2014 tax returns in 2015, FSAM paid $340,713, representing the initial payment associated with the TRA liability. In connection with the finalization of the 2015 tax returns in October 2016, FSAM paid $1,969,958 to the TRA recipients. Within the next 12 month period, we expect to pay approximately $2,000,000 of the total amount of estimated TRA liability. Such amount was determined by estimating the amount of taxable income and specified deductions subject to the TRA which are expected to be realized by FSAM for the related tax year. These calculations are performed pursuant to the terms of the TRAs.
Off-Balance Sheet Arrangements
In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations.
Contractual Obligations, Commitments and Contingencies
There were no significant changes in contractual obligations, commitments and contingencies other than those noted elsewhere in this Form 10-Q. As of September 30, 2016, we did not have any unfunded capital commitments.
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

Equity Method Investments
Investments over which we exercise significant influence, but which do not meet the requirements for consolidation, are accounted for using the equity method of accounting, whereby we record our share of the underlying income or losses of equity method investees. We did not elect the fair value option on our equity method investments.
Investments in equity method investees consists of our general partner interests in an unconsolidated fund and investments in FSC and FSFR common stock. We exercise significant influence with respect to the fund and BDCs as a result of our management contracts with the affiliated fund and BDCs, and specifically with respect to the BDCs, our board of director representation.
Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements for a description of recent accounting pronouncements including those adopted during the nine months ended September 30, 2016.
Recent Developments
See Note 14 to the consolidated financial statements for a description of recent developments that have occurred subsequent to September 30, 2016.

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
Assuming an incremental 10% change in fair value of the funds' investments as of September 30, 2016, we calculated an increase in base management fees earned of $1.1 million in the case of an increase in value and a decrease in base management fees earned of $1.1 million in the case of a decline in value for the three months ended September 30, 2016. Such a change in fair value would not have a material impact on Part I Fees.
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
Changes in the fair values of funds' investments may materially impact performance fees depending on the respective funds' performance relative to applicable hurdles or benchmarks. Based on an incremental 10% change in fair value of the funds' investments as of September 30, 2016, there would be no material impact on performance fees for the three and nine months ended September 30, 2016.
Effect on Other Income (Expense)
Other income (expense) includes unrealized gain (loss) from our beneficial interests in CLOs. Unrealized gain (loss) on beneficial interests in CLOs results from changes in fair value as well as the reversal of unrealized gain (loss) at the time the beneficial interests are realized. Assuming an incremental 10% change in fair value of our beneficial interests in CLOs as of September 30, 2016, we would record a $2.3 million increase (decrease) to other income (expense).
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2016, as a result of the ongoing material weaknesses described below, the design and operation of our disclosure controls and procedures were not effective.
Material Weaknesses in Internal Control over Financial Reporting
As of December 31, 2015, management determined that:

•
We did not maintain sufficient accounting resources with technical accounting knowledge, experience and training in the application of U.S. GAAP and for effective preparation and review of our financial statements.

•
We did not design and maintain effective controls to analyze complex and non-routine transactions or adequately review the accounting and/or disclosure for these transactions. This material weakness was identified as the primary cause of errors relating to the treatment of stock-based compensation and liabilities associated with existing membership units, the consequent improper recording and improper disclosure of certain equity transactions, incorrectly recording expenses reimbursable by our funds on a net basis, as well as the improper accounting of equity method investments.

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

These material weaknesses remained as of September 30, 2016 primarily because the remediation actions described below remain in process.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
FSC Class-Action Lawsuits
We have been named as a defendant in three putative securities class-action lawsuits arising from our role as investment adviser to FSC. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759-LAK. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The case was later transferred to the United States District Court for the Southern District of New York, where it is pending as Case No. 16-cv-00088-LAK. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908-LAK. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard Petrocelli, us and FSC.
The lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of a putative class of investors who purchased FSC common stock between July 7, 2014 and February 6, 2015, inclusive. The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC’s investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as the asset manager and investment adviser (through subsidiaries) of FSC. For example, the lawsuits allege that FSC improperly delayed the write-down of at least three of its investments until the fiscal quarter ended December 31, 2014, after FSAM had conducted its initial public offering, or IPO, in October 2014, even though FSC purportedly should have taken the write-downs before FSAM’s IPO. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions.
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
After defendants filed their motion to dismiss, the parties engaged in a mediation to explore the possible settlement of the action. Following the mediation, the parties entered into an agreement to settle the case for $14,050,000 on behalf of a settlement class consisting of persons and entities who purchased our common stock during the period from July 7, 2014 through February 6, 2015. Approximately 99% of the settlement amount will be paid from insurance coverage. The proposed settlement is subject to lead plaintiff’s completion of additional discovery and approval by the United States District Court for the Southern District of New York after notice has been sent to the settlement class. Lead plaintiff completed the additional discovery and decided to proceed with the proposed settlement. The parties submitted the proposed settlement to the court on September 23, 2016, and asked the court to enter an order certifying the putative class for settlement purposes, authorizing dissemination of notice of the settlement to potential class members, and scheduling a fairness hearing on the proposed settlement. On November 9, 2016, the court entered the proposed order and scheduled the fairness hearing for February 16, 2017.
FSC proxy litigation
The Company was also named as a defendant in a putative class-action lawsuit filed by a purported stockholder of FSC on January 29, 2016, in the Court of Chancery of the State of Delaware. The case is captioned James Craig v. Bernard D. Berman, et al., C.A. No. 11947-VCG. The defendants in the case were Bernard D. Berman, James Castro-Blanco, Ivelin M. Dimitrov, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Sandeep K. Khorana, Todd G. Owens, Douglas F. Ray, Fifth Street Management LLC, FSC, Fifth Street Holdings L.P., and the Company. The complaint alleged that the defendants breached their fiduciary duties to FSC stockholders by, among other things, issuing an incomplete or inaccurate preliminary proxy statement that purportedly attempted to mislead FSC stockholders into voting against proposals to be presented by another shareholder (RiverNorth Capital Management) in a proxy contest in connection with FSC’s 2016 annual meeting. The competing shareholder proposals had sought to elect three director nominees to FSC’s Board of Directors and to terminate the Investment Advisory Agreement between FSC and the Company. The complaint also charged that the director defendants breached their fiduciary duties by perpetuating and failing to terminate the Investment Advisory Agreement and by seeking to entrench themselves as directors and FSAM affiliates as FSC’s manager. The FSAM entities were charged with breaching their duties as alleged controlling persons of FSC and with aiding and abetting the FSC directors’ breaches of duty. The complaint sought, among other things, an injunction preventing FSC and its Board of Directors from soliciting proxies for the 2016 annual meeting until additional disclosures were issued; a declaration that the defendants breached their fiduciary duties by refusing to terminate the Investment Advisory Agreement and by keeping the FSC Board of Directors and Fifth Street Management LLC in place; a declaration that any shares repurchased by FSC after the record date of the 2016 annual meeting would not be considered outstanding shares for purposes of the FSC stockholder approvals sought at the annual meeting; and awarding plaintiff costs and disbursements. The plaintiff moved for expedited proceedings and for a preliminary injunction.
Defendants opposed plaintiff’s motion for expedited proceedings and moved to dismiss the case. FSC also filed another amendment to the preliminary proxy statement, making additional disclosures relating to issues raised by plaintiff and RiverNorth. On February 16, 2016, plaintiff informed the Delaware court that the basis for his injunction motion had become moot and that he was withdrawing his motions for a preliminary injunction and expedited proceedings. On February 18, 2016, FSC announced that it had entered into an agreement with RiverNorth pursuant to which RiverNorth would withdraw its competing proxy solicitation. Plaintiff later informed the court that his case had become moot, and he moved for a “mootness fee.” On September 23, 2016, the court awarded plaintiff fees and expenses of $350,000. Any potential liabilities related to this matter would be borne by FSC, not the Company. The litigation is now concluded.
FSC shareholder derivative actions
On December 4, 2015, a putative shareholder derivative action captioned Solomon Chau v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01795-RNC, was filed on behalf of FSC in the United States District Court for the District of Connecticut. The complaint names Leonard Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and the Company as defendants and FSC as the nominal defendant. A second putative shareholder derivative action, captioned Scott Avera v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01889, was filed in the United States District Court for the District of Connecticut on December 31, 2015, against the same group of defendants. The underlying allegations in both complaints are related, and generally similar, to the allegations in the securities class actions against FSC, the Company, and others described in the preceding paragraphs. The complaints allege that FSC’s Board approved unfair advisory and management agreements with entities related to the Company and that certain defendants engaged in allegedly improper conduct designed to make the Company appear more attractive to potential investors before its IPO. The cases have been consolidated under the caption In re Fifth Street Finance Corp. Shareholder Derivative Litigation, No. 3:15-cv-01795-RNC. FSC and the defendants moved to transfer the case to the United States District Court for the Southern District of New York. That motion has been withdrawn without prejudice in connection with the proposed settlement described below.
On January 27, 2016, two putative shareholder derivative actions were filed on behalf of FSC in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk. The cases are captioned John Durgerian v. Leonard M. Tannenbaum, et al., No. FST-CV16-6027659-S, and Kamile Dahne v. Leonard M. Tannenbaum, et al., No. FSTCV16- 6027660-S. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Douglas F. Ray, Sandeep K. Khorana, Steven M. Noreika, David H. Harrison, Frank C. Meyer, and the Company, with FSC as the nominal defendant. The allegations in the two cases are generally similar to those in the federal derivative actions described above. The cases have been consolidated under the caption In re Fifth Street Finance Corp. Shareholder Derivative Litigation, No. FST-CV16-6027659-S, and have been stayed by consent of the parties and order of the court until February 1, 2017.
On April 1, 2016 and April 6, 2016, respectively, two additional putative shareholder derivative actions were filed on behalf of FSC in the Delaware Court of Chancery. The cases are captioned Justin A. Tuttelman v. Leonard M. Tannenbaum, et al., No. 12157-VCG, and James C. Cooper v. Leonard M. Tannenbaum, et al., No. 12171-VCG. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and the Company, with FSC as the nominal defendant. The allegations in the two cases are generally similar to those in the other derivative actions. The cases were consolidated under the caption In re Fifth Street Finance Corp. Stockholder Litigation, C.A. No. 12157-VCG. The two original plaintiffs and several others later filed a consolidated amended complaint on June 8, 2016. The consolidated complaint repeated and expanded on prior allegations and added Fifth Street Management LLC as a defendant. Pursuant to stipulated orders, the consolidated cases have been stayed until 35 business days after the United States District Court for the District of Connecticut rules on the proposed settlement of the shareholder derivative actions as described below.
The parties in all of the derivative actions described above agreed to mediate their disputes and, following that mediation, signed an agreement to settle the cases. The proposed settlement provides for Fifth Street Management’s waiver of fees charged to FSC in the amount of $1,000,000 for each of ten consecutive quarters starting in January 2018 and maintenance of the previously announced decrease in Fifth Street Management’s base management fee from 2% to a maximum of 1.75% of gross assets (excluding cash and cash equivalents) for at least four years. The proposed settlement also calls for us to adopt certain governance and oversight enhancements. Those enhancements include provisions relating to equity ownership by FSC Board members, disclosure of executive compensation, director independence, valuation policies and processes, creation of a Board-level Credit Risk and Conflicts Committee at FSC, and increased consultation with outside advisers and independent third parties. Some of the undertakings and enhancements described above are subject to Fifth Street Management’s continuing as FSC’s investment adviser.
FSC and the defendants further agreed that they would not oppose plaintiffs’ request for an award of $5,100,000 in attorneys’ fees and expenses, which will be paid from insurance coverage. The proposed settlement is subject to plaintiffs’ completion of additional discovery and approval by the United States District Court for the District of Connecticut after notice has been disseminated to FSC’s shareholders. As discussed above, FSC and the defendants withdrew the pending transfer motion without prejudice so that the Connecticut federal court can rule on the proposed settlement. The plaintiffs have conducted their confirmatory discovery and have decided to proceed with the proposed settlement.
On September 16, 2016, the federal plaintiffs moved for entry of an order preliminarily approving the proposed settlement, authorizing publication of notice to FSC’s shareholders, and scheduling a fairness hearing. The federal court granted preliminary approval on September 21, 2016, and scheduled the fairness hearing for December 13, 2016.
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
Following an agreed mediation, and as previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the parties in the Linde case signed an agreement to settle the action for $9,250,000, which will be covered by insurance proceeds. The proposed settlement is subject to lead plaintiffs’ completion of additional discovery and approval by the court after notice has been sent to the settlement class. Lead plaintiffs completed the additional discovery and decided to proceed with the proposed settlement. The parties submitted the proposed settlement to the court on September 23, 2016, and asked the court to enter an order certifying the putative class for settlement purposes, authorizing dissemination of notice of the settlement to potential class members, and scheduling a fairness hearing on the proposed settlement. On November 9, 2016, the court entered the proposed order and scheduled the fairness hearing for February 16, 2017.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document-preservation notices to the Company, FSC, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and FSFR. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Asset Management LLC by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the FSC and FSAM securities class actions and the FSC derivative actions discussed above. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of FSC’s portfolio companies and investments, (ii) the expenses allocated or charged to FSC and FSFR, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to the board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of FSC’s portfolio companies or investments as well as expenses allocated or charged to FSC and FSFR, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940 (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation.
The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have been producing requested documents, and have been communicating with Division of Enforcement personnel.
Item 1A. Risk Factors
There have been no material changes during the nine months ended September 30, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any sales of unregistered equity securities during the nine months ended September 30, 2016, other than (i) the warrant issued to RiverNorth Capital Management, LLC on February 18, 2016, as described in our Current Report on Form 8-K, filed with the SEC on February 19, 2016, and (ii) the issuance of 760,059 shares of our Class A common stock pursuant to the RiverNorth Warrant on September 22, 2016, as described in our Current Report on Form 8-K, filed with the SEC on September 21, 2016.
In May 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. The share repurchase program was reauthorized in May 2016. The total number of shares repurchased under the program was 217,641 for total consideration of $1.8 million. For the nine months ended September 30, 2016, FSAM did not make any repurchases under this program.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Dividend Declaration
On November 9, 2016, the Company's Board of Directors declared a quarterly dividend of $0.125 per share of Class A common stock. The declared dividend is payable on January 13, 2017 to stockholders of record at the close of business on December 30, 2016.
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
As of the filing date of this Quarterly Report on Form 10-Q, the severance letter agreement evidencing this arrangement has not been executed by the parties.
Item 6.     Exhibits
The required exhibits are listed in the Exhibit Index and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Bernard Berman - Amendment to Employment Agreement †					X
10.2	Ivelin Dimitrov - Amendment to Employment Agreement †					X
10.3	Alexander Frank - Amendment to Employment Agreement †					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
† Management or compensatory agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET ASSET MANAGEMENT INC.

By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Alexander C. Frank
Alexander C. Frank
Chief Operating Officer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: November 21, 2016