Form 10-K
period 2016-12-31
Fifth Street Asset Management Inc.
filed 2017-03-21
CIK 1611988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016 was $23,174,579. The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of March 20, 2017 was 15,576,620. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of March 20, 2017 was 34,285,284.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the registrant's 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year, are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K as indicated herein.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended, (the "Exchange Act"), that reflect our current views with respect to, among other things, future events and financial performance. Words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements in this Annual Report on Form 10-K are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results may vary materially from those indicated in these forward-looking statements, including as a result of the factors described under "Risk Factors" in this Annual Report on Form 10-K, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC's website at www.sec.gov. Other factors that could cause actual results to differ materially include: changes in the economy, financial markets and political environment; risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies, small business investment companies, or SBICs, or regulated investment companies, or RICs; and other considerations that may be disclosed from time to time in our publicly disseminated documents and filings. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. Although we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Unless the context otherwise requires, references to "we," "us," "our" and "the Company" are intended to refer to the business and operations of Fifth Street Asset Management Inc. and its consolidated subsidiaries since the consummation of our initial public offering on November 4, 2014. When used in the historical context (i.e., prior to November 4, 2014), these terms are intended to mean the business and operations of Fifth Street Management Group.
When used in this Annual Report on Form 10-K, unless the context otherwise requires:

•
"Adjusted Net Income" is a non-GAAP measure that represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, (ii) unrealized gains (losses) on beneficial interests in CLOs, MMKT Notes and derivative liabilities, (iii) certain litigation costs and related recoveries (iv) the excess of cash dividends received from our investments in FSC and FSFR over the related income recognized under the equity method of accounting and (v) other non-recurring items;

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

•
"fee-earning AUM" refers to the AUM on which we directly or indirectly earn management fees and represents the sum of the net asset value of the Fifth Street Funds and their material control investments, and the drawn debt and unfunded debt and equity commitments at the fund or investment-level (including amounts subject to restrictions);

•	"Fifth Street BDCs" and "our BDCs" refer to FSC and FSFR together;

•	"Fifth Street Funds" and "our funds" refer to the Fifth Street BDCs and the other funds advised or managed by Fifth Street Management or CLO Management;

i

•	"Fifth Street Holdings" refers to Fifth Street Holdings L.P.

•	"Fifth Street Management" or "FSM" refers to Fifth Street Management LLC and, unless the context otherwise requires, its subsidiaries;

•
"Fifth Street Management Group" and the "Predecessor" refers to Fifth Street Management LLC, FSC, Inc., FSC CT, Inc., FSC Midwest, Inc., Fifth Street Capital West, Inc. (and their wholly-owned subsidiaries) and certain combined funds;

•	"FSC" refers to Fifth Street Finance Corp., a publicly-traded business development company managed by Fifth Street Management;

•	"FSFR" refers to Fifth Street Senior Floating Rate Corp., a publicly-traded business development company managed by Fifth Street Management;

•	"FSOF" refers to Fifth Street Opportunities Fund, L.P., a private fund managed by Fifth Street Management;

•	"Holdings Limited Partners" refers to active, limited partners in Fifth Street Holdings (other than us), which include, among other persons, the Principals;

•
"hurdle rate" or "hurdle" refers to a specified minimum rate of return that a fund must exceed in order for the investment adviser or manager of such a fund to receive Part I Fees and/or performance fees;

•	"management fees" refer to base management fees and Part I Fees;

•
"MMKT" refers to MMKT Exchange LLC, a financial technology company in which FSM owned 80% of the common membership interests prior to dissolution and “MMKT Notes” refers to the convertible promissory notes issued by MMKT to the Company and additional investors that were cancelled and settled pursuant to an agreement among MMKT and its noteholders entered into on August 8, 2016;

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

ii

Amounts and percentages throughout this Annual Report on Form 10-K may reflect rounding adjustments and consequently totals may not appear to sum.

iii

PART I

Item 1.     Business
Our Business
Fifth Street is an alternative asset manager with approximately $4.7 billion of assets under management as of December 31, 2016. The funds we manage provide innovative and flexible financing solutions to small and mid-sized companies across their capital structures, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) between $10 million and $120 million. As of December 31, 2016, 82.0% of our assets under management reside in publicly-traded permanent capital vehicles, consisting of Fifth Street Finance Corp. and Fifth Street Senior Floating Rate Corp. Fifth Street Management and CLO Management are registered investment advisers under the Investment Advisers Act of 1940, as amended, or the Advisers Act.
Our direct origination platform is sustained by our active relationships with over 175 private equity sponsors. We believe we are differentiated from other alternative asset managers by, among other things, our structuring flexibility and reputation for delivering on commitments. We provide innovative and customized credit solutions across the capital structure, including one-stop financing, unitranche debt, senior secured debt, mezzanine debt, equity co-investments and venture debt financing. Our platform targets loans for investment of up to $100 million. "One-stop financing" refers to financings in which a single capital source provides the required capital, "unitranche debt" refers to debt that combines senior and subordinated debt into one debt instrument and "mezzanine debt" refers to debt that is typically structured as unsecured and subordinated notes.
Since our founding in 1998, we have grown into a diversified asset manager with approximately 50 employees. We provide our investment management services to the following fund strategies:

Fund Strategy(1)	Strategy and Focus	Launch	AUM (As of December 31, 2016) (in thousands)
Permanent Capital Vehicles:
Fifth Street Finance Corp. (NASDAQ: FSC)	- Publicly-traded business development company, or BDC, focused on investing and lending to sponsor-backed small and mid-sized companies across their capital structure	June 2008	$2,920,835

Fifth Street Senior Floating Rate Corp. (NASDAQ: FSFR)	- Publicly-traded BDC focused on floating rate, senior secured loans to sponsor-backed mid-sized companies	July 2013	943,202

Other Vehicles:
Senior Loan Funds	- Securitized private vehicles focused on senior secured loans to middle market companies. Consists of CLO I and CLO II	February 2014	726,050
Fifth Street Opportunities Fund	- A long/short hedge fund targeting uncorrelated returns by primarily focusing on yield-oriented corporate credit assets and equities, including leveraged loans and BDCs	March 2013	73,408
Separately Managed Account	- A separately managed account focused on loans to middle market companies	January 2016	50,000
			$4,713,495
____________________
(1) FSC, FSFR, our Senior Loan Funds and FSOF may utilize leverage as part of their respective investment programs. See "Risk Factors — Risks Related to Our Business Development Companies and Other Funds — Dependence on leverage by certain of the Fifth Street Funds and by the Fifth Street Funds' portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the Fifth Street Funds' ability to achieve attractive rates of return on those investments."
Our Mission
Our mission is to build a leading alternative asset management firm with a core focus on credit solutions and to be recognized for our ideas, talent and integrity.
We foster a culture of dedicated and innovative professionals who strive to deliver impeccable service and create value for both our investors and clients.
Key Competitive Strengths
With a national origination strategy, established platform and seasoned and aligned management team, we believe we are well-positioned to take advantage of the strong market opportunity for alternative asset managers.
Strong Private Equity Sponsor Relationships.  Fifth Street has active relationships with over 175 private equity sponsors. We believe we are differentiated from other alternative asset managers by, among other things, our structuring flexibility and reputation for delivering on commitments. In addition to being our principal source of originations, we believe that private equity sponsors provide significant benefits, including incremental due diligence, additional monitoring capabilities and a potential source of capital and operational expertise for our investments. We have found that our relationships in the market leads to opportunities not available to the broader investor universe and provides us with better pricing and deal structure than many of our competitors.
Institutionalized Operations Platform.  Fifth Street has built an institutionalized and scalable management operations platform. Beginning with proprietary origination deal flow and continuing with a robust underwriting and portfolio monitoring process, we have established a leading and nationally recognized middle market platform. We have developed a rigorous underwriting process for each investment, which extends to the deal sponsor, and is focused on best practices. We hold one-on-one meetings with management, examine third-party reports, utilize industry consultants and perform a deep-dive financial analysis. We proactively manage our portfolio with highly-customized software and use an active watch list and proprietary metrics to monitor ongoing performance. As part of the investment monitoring process, we analyze monthly and quarterly financial statements, review financial projections, compliance certificates and covenants, meet with management and attend board meetings.
Seasoned Management Team Aligned with Stockholders.  Members of our senior management team have significant investment management experience and are a valuable resource to us and the funds we advise. The majority of our executive committee have worked together for over five years, and our executive committee is supported by approximately 50 employees, approximately 20 of whom are investment professionals. Our Principals have invested in our businesses and funds, aligning their interests with the performance of these vehicles. Our Principals, including their affiliates, are, collectively, the largest stockholders of FSC and FSFR as of December 31, 2016. Our executive officers owned approximately 85% of Fifth Street Holdings as of December 31, 2016, aligning their interests with those of our stockholders. We believe that our long-term equity compensation plan strengthens this alignment and motivates our professionals.

Strategy
Direct Originations.  We maintain active relationships with over 175 private equity sponsors and are well-positioned to be a sponsor’s first call when seeking leverage. We believe there are significant opportunities to expand these relationships. We believe that increases in uninvested capital at private equity firms is directly increasing demand for financing and that non-bank lenders can often offer more flexible financing options with large holdings and diversified product offerings. We also have active loan syndication efforts that provide consistent deal flow. We believe we can further penetrate our existing private equity sponsor relationships to source more assets, build new relationships and grow our capital markets sourcing channel.
Institutional Relationships.  Our institutional relationships have helped grow our business and we continue to focus on establishing strategic partnerships. For example, we have established joint ventures with institutional investors to partner with our BDCs and have also facilitated direct investments in our BDCs and private funds by leading institutional investors across multiple strategies. Key relationships have also been established with fund investors and distributors, global commercial and investment banks, leading professional services firms and a number of other market participants.
Grow our Existing Investment Vehicles.  We intend to grow the AUM of our existing investment vehicles over time. Alternative assets are experiencing increasing demand from a range of investors, which we and many industry participants believe is part of a long-term trend to enhance portfolio diversification and to meet desired return objectives. We believe that the regulatory pressures on U.S. banks have created significant opportunities for alternative lenders.

Our Investment Vehicles
We receive management fees in connection with the advisory services that we provide to the Fifth Street BDCs and private funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview of Results of Operations." We also provide administrative services to the Fifth Street BDCs and have granted each of the Fifth Street BDCs a non-exclusive, royalty-free license to use the name "Fifth Street."

Historical Performance of our Funds
The following table sets forth historical performance for FSC and FSFR as of December 31, 2016. When considering the data presented below, you should note that the historical results of our funds are not indicative of the future results that you should expect from such funds, from any future funds we may raise, our future results or from your investment in our Class A common stock. An investment in our Class A common stock is not an investment in any of our funds, and the assets and revenues of our funds are not directly available to us. See "Risk Factors — Risks Related to Our Business — The historical returns attributable to the Fifth Street Funds should not be considered as indicative of the future results of the Fifth Street Funds, our new investment strategies, our operations or of any returns expected on an investment in our Class A common stock."

Fund	Period Presented(1)	Net IRR	Total Return	Benchmark Index(2)	Benchmark Index Performance
FSC	06/12/2008 - 12/31/2016	N/A	1.8% (3)	CS Leveraged Loan Index	5.1%
FSFR	07/12/2013 - 12/31/2016	N/A	(4.7%)(3)	CS Leveraged Loan Index	4.0%
____________________
(1) Periods presented are shown from each included fund's date of inception or initial public offering through December 31, 2016, unless otherwise indicated. We have included in this table each of our funds for which we can calculate over one year of operating performance data.
(2) The Credit Suisse Leveraged Loan Index, or the CS Leveraged Loan Index, is an index designed to mirror the investable universe of the $US-denominated leveraged loan market. Securities in the index must meet the following criteria: loans must be rated "5B" or lower; only fully-funded term loans are included; the tenor must be at least one year; and the issuers of loans must be domiciled in developed countries.
(3) Percentage represents the annualized total return provided to shareholders on the applicable BDCs' common stock from the closing price on the date of its initial public offering and equals the increase (or decrease) of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment under the applicable dividend reinvestment plans.

Business Development Companies
Overview
Our BDCs are publicly-traded permanent capital vehicles that maintain a portfolio of a diverse range of companies in a tax-favored structure. These permanent capital vehicles are externally managed, closed-end, non-diversified investment companies that have elected to be regulated as BDCs under the Investment Company Act of 1940, as amended, or the 1940 Act. BDCs are required to comply with regulatory requirements, including limitations on the use of debt and transactions with affiliates. Our BDCs are permitted to, and have and expect to continue to, finance investments through borrowings. However, such entities are only generally allowed to borrow amounts such that their asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing (subject, in the case of FSC, to certain exemptive relief granted with respect to its small business investment company, or SBIC, subsidiaries). Also under the 1940 Act, a BDC may not acquire any asset other than qualifying assets, as defined in Section 55(a) of the 1940 Act, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. In order to count portfolio securities as qualifying assets for purposes of the 70% test, the portfolio company must (i) have its principal operations in the United States, (ii) generally be a private or thinly-traded public operating company and (iii) not be an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act, and the BDC must either control the issuer of the securities in which it is investing or offer to make available significant managerial assistance to such issuer. Generally, BDCs are not able to issue or sell common stock at a price below their net asset value per share.
Our BDCs have each qualified and elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code. A BDC treated as a RIC generally will not have to pay corporate-level federal income taxes on any net ordinary income or realized net capital gains that is distributed to its stockholders if it meets certain source-of-income, income distribution, asset diversification and other requirements imposed under the Code.

Fifth Street Finance Corp.
FSC is a specialty finance company that generally lends to and invests in small and mid-sized companies, primarily in connection with investments by private equity sponsors. FSC's investment objective is to maximize its portfolio's total return by generating current income from its debt investments and, to a lesser extent, capital appreciation from its equity investments. FSC is advised by Fifth Street Management pursuant to an investment advisory agreement. FSC CT LLC, or FSC CT, a subsidiary of Fifth Street Management, also provides certain administrative and other services necessary for FSC to operate.
FSC's investments generally range in size from $10 million to $100 million and are principally in the form of first lien, second lien, or collectively, senior secured, and subordinated debt investments, which may also include an equity component made in connection with investments by private equity sponsors. As of December 31, 2016, 77.6% of FSC's portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of its portfolio companies. Moreover, FSC held equity investments consisting of common stock, preferred stock or other equity interests in approximately half of its portfolio companies as of December 31, 2016.
From inception through December 31, 2016, FSC has originated over $7.5 billion of funded debt and equity investments. FSC's portfolio totaled $2.0 billion at fair value at December 31, 2016 and was comprised of 123 investments, 104 of which were in operating companies, one of which was in a senior loan fund vehicle and 18 of which were in private equity funds. The 18 investments in private equity funds represented approximately 1% of the fair value of FSC's assets as of December 31, 2016.
In addition, FSC maintains wholly-owned subsidiaries that are licensed as SBICs and regulated by the United States Small Business Administration, or SBA. The SBIC licenses allow FSC, through its wholly-owned subsidiaries, to issue SBA-guaranteed debentures. FSC received exemptive relief from the SEC to permit it to exclude the debt of its SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio it is required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, FSC is permitted to borrow one dollar for every dollar it has in assets less all liabilities and indebtedness not represented by debt securities issued by it or loans obtained by it. As a result of the receipt of exemptive relief from the SEC for its SBA debt, FSC has increased capacity to fund up to $213.3 million of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 200% asset coverage ratio limitation would allow FSC to incur.
Fifth Street Senior Floating Rate Corp.
FSFR is a specialty finance company whose investment objective is to maximize the total return on its portfolio by generating current income from debt investments while seeking to preserve capital. FSFR invests primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade, which FSFR refers to collectively as "senior loans." Under normal market conditions, at least 80% of the value of FSFR's net assets plus borrowings for investment purposes is invested in floating rate senior loans. FSFR may also invest in unsecured loans, including subordinated loans, issued by private middle market companies and, to a lesser extent, senior and subordinated loans issued by public companies and equity investments. FSFR is advised by Fifth Street Management pursuant to an investment advisory agreement. FSC CT also provides certain administrative and other services necessary for FSFR to operate.
FSFR invests in senior loans made primarily to private, leveraged, middle market companies with approximately $20 million to $120 million of EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization). Its business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. FSFR's investments generally range between $3 million and $30 million, although FSFR expects that this investment size will vary proportionately with the size of its capital base. In addition, FSFR may invest a portion of its portfolio in other types of investments, which it refers to as opportunistic investments, which are not its primary focus, but are intended to enhance overall returns. These opportunistic investments may include direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. FSFR may invest up to 30% of its total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with its regulatory obligations as a BDC under the 1940 Act.
From the time FSFR commenced operations on June 29, 2013 through December 31, 2016, it has originated over $1.8 billion of funded debt investments. As of December 31, 2016, its portfolio totaled $540.1 million at fair value and was comprised of 61 investments, 60 of which were in operating companies and one of which was in a senior loan fund vehicle.

Senior Loan Funds
The investment objective of our senior loan funds strategy is to generate leveraged returns by focusing on investing, directly or indirectly, in senior secured term loan debt (including broadly syndicated loans, first lien term loans, second lien loans and to a lesser extent, delayed draw term loans and revolving loans) of middle market companies. The portfolios of loan debt currently provide eligible collateral for securitization financing that are employed by the senior loan funds' strategy to enhance the size of investment portfolios and increase the returns generated from such portfolios. Portfolio investments in loans are subject to certain criteria and restrictions with respect to the loans and the underlying obligors. In particular, we may not invest in a loan of which Fifth Street or an affiliate is the obligor.
We launched Fifth Street Senior Loan Fund I, LLC in February 2014 and Fifth Street Senior Loan Fund II, LLC in August 2014, each a warehouse financing vehicle.  In February 2015, we securitized the senior secured loan portfolio warehoused in Fifth Street Senior Loan Fund I, LLC, which is referred to as CLO I after such securitization.  In September 2015, we securitized the senior secured loan portfolio warehoused in Fifth Street Senior Loan II, LLC into Fifth Street SLF II, Ltd., which is referred to as CLO II after such securitization.

Fifth Street Opportunities Fund
The investment objective of FSOF is to generate income and long-term capital appreciation. We intend to achieve this investment objective by primarily investing opportunistically in various credit-related instruments, including debt securities, instruments and obligations of U.S. and non-U.S. government, corporate and other non-governmental entities and issuers and preferred and convertible preferred securities that include fixed-income features, and in publicly-traded equity and equity-linked securities, including the equity securities of BDCs managed by unaffiliated investment managers. FSOF may invest in instruments and obligations directly or indirectly by investing in derivative or synthetic instruments, including credit default swaps and loan credit default swaps, and may engage in currency trading. FSOF's investment program may include opportunistic investments in corporate structured credit, cash and synthetic collateralized loan obligations and collateralized debt obligations, or CDOs (e.g., bank and insurance trust preferred CDOs), cash and synthetic high-yield debt and leveraged loans, and non-mortgage asset-backed securities. FSOF may utilize other strategies or financial instruments as we determine. FSOF's general partner is FSCO GP LLC, or FSCO GP, and its investment adviser is Fifth Street Management.

Our Investment Team and Institutionalized Operating Platform
Fifth Street Management has carefully assembled a highly regarded team with significant experience in sponsor-led investing in private growing companies. As of December 31, 2016, we had approximately 20 professionals focused on originating, structuring and managing our investment portfolio, as well as other professionals focused on corporate operations.
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
•Portfolio construction - We carefully consider asset and industry concentrations in the context of potential macroeconomic, cyclical, technological and regulatory headwinds. We evaluate price and risk alongside our ability to obtain optimal levels of leverage within our funds.
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

Deal Origination
The Fifth Street Funds' deal origination efforts center on building relationships with private equity sponsors that are focused on investing in the small and mid-sized companies that our managed funds target. The Fifth Street Funds emphasize active, consistent sponsor coverage. The investment professionals of Fifth Street Management have developed an extensive network of relationships with these private equity sponsors. Fifth Street Management has active relationships with over 175 private equity sponsors. An active relationship is one through which Fifth Street Management has received at least one potential investment opportunity from the private equity sponsor within the last year.
Fifth Street Management reviewed over 500 potential investment transactions with private equity sponsors during the year ended December 31, 2016. A significant portion of the investment transactions that the Fifth Street Funds have completed to date were originated through Fifth Street Management’s relationships with private equity sponsors. We believe that Fifth Street Management has a reputation as a reliable, responsive and efficient source of funding to support private equity investments. We believe that this reputation and the relationships of Fifth Street Management with private equity sponsors will provide the Fifth Street Funds with significant investment opportunities.

A significant portion of the investment transactions that the Fifth Street Funds have completed to date were originated through Fifth Street Management's relationships with private equity sponsors. We believe we are differentiated from other alternative asset managers by our structuring flexibility, financial strength and a reputation for delivering on commitments. We believe that this reputation and the relationships that Fifth Street Management has built with sponsors will continue to provide our funds with investment opportunities.
We have the capacity to be flexible in structuring transactions for private equity sponsors because of our ability in and experience with originating financings at every level of the capital structure, from senior debt to equity, across multiple industries and utilizing a variety of structures. For example, our broad product offerings include an innovative unitranche product that provides sponsors with a one-stop solution to their financing needs. Unitranche products provide private equity sponsors with ease of execution and post-closing management, higher certainty of closing because of the involvement of fewer stakeholders and a single class of debt thereby removing intercreditor complexity. In addition, our product offerings are bolstered by our permanent capital vehicles that allow us to support private equity sponsors' financing needs through various economic cycles.
Our platform targets loans for investment of up to $100 million and our financing solutions include:

•One-Stop Financing
•First Lien Debt and Second Lien Debt
•Revolver
•Mezzanine Debt
•Delayed Draw Term Loan
•Equity Co-Investment

We provide financing solutions across industry sectors, including:

•Healthcare
•Food and Restaurants
•Manufacturing
•Software and Technology
•Business Services
•Energy
•Education
•Aerospace and Defense
•Consumer Products
•Marketing Services

Risk Management
We have established risk management policies and procedures that are integrated into all aspects of our business from deal origination to portfolio management. Our management team is attuned to the macro-environment and focuses our funds' investments on industry leaders with the scale to withstand market volatility. We also monitor investment concentration across portfolio companies and industry sectors to ensure our portfolios are sufficiently diversified. A credit committee or the portfolio manager must approve each investment that our funds make. We have sought to adhere to underwriting best practices by utilizing, among others, defined credit boxes, standardized write-ups and strict underwriting guidelines. Once our funds have made an investment, we take a proactive approach to portfolio management. We utilize our integrated portfolio management system to monitor financials, covenant compliance, financial performance trends and portfolio level concentration data. We keep an active watch list and utilize proprietary metrics to monitor the performance of our investments. We monitor the portfolio investments of our funds using a variety of tools and processes on a daily, weekly and monthly basis. We also believe that we are differentiated from our competitors by taking an active role in attending board meetings of certain Fifth Street Funds' portfolio companies.

Information Technology
Information technology is important for us to conduct our investment, management and administrative activities for our funds. As part of our technology strategy and governance processes, we develop and routinely refine our technology architecture to leverage solutions that will best serve our needs. We have developed an enterprise management system that enables us to efficiently integrate our portfolio management and operations activities. Our systems provide us with the ability to generate reports on individual fund investments or entire portfolios. We also utilize subscription-based information services and databases to conduct research, track market movements and perform credit analysis. In addition, our systems, data, network and infrastructure are monitored and administered by formal controls and risk management processes that also help protect the data and privacy of our employees and investors. Our business continuity plan is designed to allow critical business functions to continue in the event of a significant business disruption.

Competition
We face competition both in the pursuit of outside investors for our funds and in acquiring investments in attractive portfolio companies and making other investments. We compete in all aspects of our business with other investment management companies, including BDCs, investment funds (including private equity funds and mezzanine funds), traditional financial services companies, such as commercial banks and other sources of financing. We compete for outside investors based on a variety of factors, including:

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
Many of our competitors are substantially larger and may possess greater financial and technical resources. Several of these competitors have raised, or are expected to raise, significant amounts of capital through their funds and many of them have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us or our funds, which may create competitive disadvantages for us with respect to investment opportunities. Some of these competitors may have higher risk tolerance, make different risk assessments or have lower return thresholds, which could allow them to consider a wider variety of investments, bid more aggressively for investments that we want to make or accept legal or regulatory limitations or risks we would be unable or unwilling to accept. We believe that some of our competitors make loans with interest rates and returns that are comparable to, or lower than, the rates and returns that we target.
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

Employees
We employ approximately 50 employees. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Regulatory and Compliance Matters

We are subject to extensive regulation. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to limit, restrict or prohibit a registered investment adviser from carrying on particular activities in the event that it fails to comply with such laws and regulations. Any failure to comply with these rules and regulations could expose us to liability and/or reputational damage. In addition, additional legislation, increased regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the interpretation or enforcement of existing laws and rules may directly affect our mode of operation and profitability.
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
SEC Regulation
Fifth Street Management and CLO Management are registered as investment advisers and Fifth Street Capital LLC, the former adviser of Fund II, reports as an exempt reporting adviser with the SEC pursuant to the Advisers Act. Our BDCs are regulated under the 1940 Act. As compared to other, more disclosure-oriented U.S. federal securities laws, the Advisers Act and the 1940 Act, together with the SEC's regulations and interpretations thereunder, are highly restrictive regulatory statutes. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser's registration.
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
The Advisers Act also imposes specific restrictions on an investment adviser's ability to engage in principal and agency cross transactions. As a registered investment adviser, we are subject to many additional requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge, including performance fees; solicitation arrangements; maintaining effective compliance program; custody of client assets; client privacy; advertising; and proxy voting. The SEC has authority to inspect any registered investment adviser and typically inspects a registered investment adviser periodically to determine whether the adviser is conducting its activities in compliance with (i) applicable laws, (ii) disclosures made to clients and (iii) adequate systems, policies and procedures to ensure compliance. See “Item 3-Legal Proceedings.”
A majority of our revenues are derived from our advisory services to our BDCs. The 1940 Act imposes significant requirements and limitations on BDCs, including with respect to their capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of these funds, each BDC is also subject to oversight and management by a board of directors, a majority of whom are not "interested persons" as defined under the 1940 Act. The responsibilities of each board include, among other things, approving our advisory contract with the BDC; approving certain service providers; determining the valuation and the method for valuing assets; and monitoring transactions involving affiliates and; approving certain co-investment transactions. The advisory contracts with each Fifth Street BDC may be terminated by the stockholders or directors of such BDC on not more than 60 days' notice, and are subject to annual renewal by each respective BDC's board of directors after an initial two-year term.
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
On September 9, 2014, Fifth Street Management and certain of its affiliates received an exemptive order from the SEC that permits them to co-invest with each other and other funds managed by Fifth Street Management or its affiliates in negotiated transactions in a manner consistent with the Fifth Street BDCs' investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements (including the terms and conditions of the exemptive order), provided that certain directors of any participating Fifth Street BDC make certain determinations .
In certain situations where co-investment with one or more funds managed by Fifth Street Management or its affiliates is not covered by the exemptive order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of Fifth Street Management or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations and our allocation policy. Moreover, except in certain circumstances, when relying on the Order, we are unable to invest in any issuer in which one or more funds managed by Fifth Street Management or its affiliates has previously invested.
Under the Advisers Act, our investment management agreements may not be assigned without the client's consent. Under the 1940 Act, the advisory agreements with the Fifth Street BDCs terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a controlling interest in us.
Other Federal and State Regulators; Self-Regulatory Organizations
In addition to the SEC regulatory oversight we are subject to under the 1940 Act and the Advisers Act, there are a number of other regulatory bodies that have or could potentially have jurisdiction to regulate our business activities. For example, certain of FSC's subsidiaries must comply with regulations adopted by the SBA, in order to maintain their status as SBICs. In addition, in connection with many of the activities of our BDCs or ourselves, we rely on a number of exemptions from regulatory oversight of various other Federal regulatory agencies (including the U.S. Commodity Futures Trading Commission, or CFTC, and United States Department of Labor, or DOL), various self-regulatory organizations (including the National Futures Association, or NFA), and various state regulatory authorities. These exemptions are in many cases complex rules in and of themselves, and complying with them can be difficult and time consuming. At times, they may also impose restrictions on our ability to engage in various types of investments or other activities that we would otherwise engage in for the benefit of our clients absent the need to comply with an applicable exemption. Failure to comply with these exemptions (or a change in the scope or conditions of these exemptions) could subject us or our BDCs to additional regulatory oversight.
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
Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase the funding costs of the Fifth Street Funds, limit access to the capital markets of the Fifth Street Funds or result in a decision by lenders not to extend credit to us or the Fifth Street Funds. An economic decline could also negatively impact the private equity sponsors with whom we partner, leading to decreased origination opportunities and potentially less favorable economic terms for the Fifth Street Funds in connection with direct originations. These events could limit investment originations by the Fifth Street Funds, limit our ability to grow the Fifth Street Funds and negatively impact our operating results.
In addition, when recessionary conditions exist, the financial results of small and mid-sized companies, like those in which the Fifth Street Funds invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of the products and services of the portfolio companies of the Fifth Street Funds would likely experience negative economic trends. The performance of certain of the portfolio companies of the Fifth Street Funds have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from the portfolio companies of the Fifth Street Funds and/or losses or charge offs related to such investments, and, in turn, may materially adversely affect the fees we receive from the Fifth Street Funds. Further, adverse economic conditions may decrease the value of collateral securing some of the loans, including the first lien loans, and the value of equity investments held by the Fifth Street Funds. As a result, the Fifth Street Funds may need to modify the payment terms of their investments, including changes in payment-in-kind interest provisions and/or cash interest rates. These factors may result in the receipt of a reduced level of interest income from the Fifth Street Funds' portfolio companies and/or losses or charge offs related to their investments, and, in turn, may adversely affect the fees that we receive and have a material adverse effect on our results of operations.
Further downgrades of the U.S. credit rating, spending cuts, changes in allocation of government spending or another government shutdown could negatively impact our liquidity, financial condition and earnings.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the United States and global financial markets and economic conditions. Interest rates and borrowing costs are likely to rise from current levels, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions, spending cuts and changes in allocation of government spending could have a material adverse effect on our business, financial condition and results of operations.
Global economic, political and market conditions, including downgrades of the U.S. credit rating, and economic uncertainty may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Economic uncertainty can have a negative impact on our business through changing spreads, structures and purchase multiples, as well as the overall supply of investment capital. Since 2010, several European Union, or EU, countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and United States financial markets. The extent and process by which the United Kingdom will exit the EU are unclear at this time and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage the Fifth Street Funds’ investments in a manner consistent with achieving their investment objectives, but there can be no assurance that we will be successful in doing so.  Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Business
The growth of our business depends in large part on our ability to raise capital from investors. If we are unable to raise capital from new or existing investors or existing investors decide to withdraw their investments from the Fifth Street Funds, the Fifth Street Funds will be unable to deploy such capital into investments and we will be unable to collect management fees on that capital, which would have a negative effect on our business.
Our ability to raise capital from investors depends on a number of factors, including many that are outside our control. Investors may choose not to make investments with alternative asset managers, including BDCs, private funds and hedge funds, or may choose to invest in asset classes and fund strategies that we do not offer, or invest with other asset managers, including those offerings different fee structures, performance targets or historic performance. Our investors and potential investors continually assess the performance of these funds independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds depends on our performance. If economic and market conditions deteriorate, we may be unable to raise sufficient amounts of capital to support the investment activities of our new and future strategies and funds.
In addition, certain of our strategies permit investors to withdraw their investments from the Fifth Street Funds. This could have the effect of decreasing the capital available for investments by the Fifth Street Funds and reduce our revenues and cash flows. As of December 31, 2016, these non-permanent capital strategies constituted 18% of our AUM as compared to 15% at December 31, 2015.
The loss of our executive officers, key investment professionals or senior management team could have a material adverse effect on our business. Our ability to attract and retain qualified investment professionals is critical to our success.
We depend on the investment expertise, skill and network of business contacts of our executive officers, key investment professionals and senior management team. Our executive officers, key investment professionals and senior management team evaluate, negotiate, structure, execute, monitor and service the Fifth Street Funds' investments. Our future success will depend to a significant extent on the continued service and coordination of our executive officers, key investment professionals and senior management team, and certain of our agreements may provide termination rights upon certain changes in our team. The departure of any of these individuals could have a material adverse effect on our ability to achieve the Fifth Street Funds' investment objectives, which could, in turn, have a material adverse effect on us. We do not carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of any of our executive officers, key investment professionals or senior management team.
The ability of the Fifth Street Funds to achieve their investment objectives depends on our ability to identify, analyze, invest in, finance and monitor companies that meet their investment criteria. Our capabilities in structuring the investment process, providing competent, attentive and efficient services to the Fifth Street Funds, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve the investment objectives of the Fifth Street Funds, we may, through our affiliates, need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. We may not be able to find qualified investment professionals in a timely manner or at all. We also face competition from other industry participants for the services of qualified investment professionals, both with respect to hiring new and retaining current investment professionals. Failure to support our investment process could have a material adverse effect on our business, financial condition and/or results of operations.
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, and the inability of our executive officers, key investment professionals and senior management team to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that certain of our executive officers, key investment professionals and senior management team will maintain and develop our relationships with private equity sponsors, and the Fifth Street Funds will rely to a significant extent upon these relationships to provide them with potential investment opportunities. If such persons fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow the investment portfolios of the Fifth Street Funds. In addition, individuals with whom such persons have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for the Fifth Street Funds.

The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning and business reputation, continuity of selling arrangements with intermediaries and differentiated products. A number of factors, including the following, serve to increase our competitive risks:

•
a number of our competitors have greater financial, technical, marketing and other resources, including a lower cost of capital and better access to funding sources, more established name recognition, more expertise in certain asset classes and more personnel than we do;

•	there are relatively low barriers impeding entry to new investment funds and managers, including a relatively low cost of entering these businesses;

•	there are an increasing number of BDCs and the size of BDCs has also been increasing;

•	an ongoing trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of our competitors;

•	some investors may prefer to invest with an investment manager that is not publicly-traded based on the perception that publicly-traded companies focus on growth to the detriment of performance;

•	some of the Fifth Street Funds may not perform as well as our competitors' investment products;

•	some competitors may invest according to different investment styles or in alternative asset classes that the markets may perceive as more attractive than our investment approach;

•
some competitors may have different regulatory or litigation profiles, higher risk tolerances or different risk assessments than we or the Fifth Street Funds have, which may provide greater flexibility or lesser compliance expenses; and

•	other industry participants, hedge funds and alternative asset managers may seek to recruit our qualified investment professionals.
If we are unable to compete effectively, our earnings would be reduced and our business could be materially and adversely affected.
The Fifth Street Funds face increasing competition for investment opportunities, which could reduce returns and result in losses at the Fifth Street Funds and reduce our revenues.
The Fifth Street Funds compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we or the Fifth Street Funds do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us or the Fifth Street Funds. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we or the Fifth Street Funds have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do for the Fifth Street Funds. We may lose investment opportunities for the Fifth Street Funds if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and/or structure, we may not be able to achieve acceptable returns on investments for the Fifth Street Funds or such investments may bear substantial risk of capital loss, particularly relative to the returns to be achieved. A significant part of our competitive advantage stems from the fact that the market for investments in small and mid-sized companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms for the Fifth Street Funds. Recently, there has been an increase in the number and size of BDCs as part of the competitive landscape in our industry. Furthermore, some of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on our two largest funds as BDCs.
Poor performance of the Fifth Street Funds would cause a decline in our revenues and results of operations and could materially adversely affect our ability to raise capital for current and future funds.
We derive revenues primarily from management fees from the BDCs and other funds we manage. When any of the Fifth Street Funds performs poorly, either by incurring losses or underperforming benchmarks, as compared to our competitors or otherwise, our investment record suffers. As a result, our revenues may be adversely affected and the value of our assets under management could decrease, which in turn, reduces our management fees. Moreover, we may experience losses on investments of our own capital as a result of poor investment performance, including through the decline in market and/or net asset value of investments in our own funds. If a fund performs poorly, we may receive little or no incentive fees with regard to the fund and little income or possibly losses from our own principal investment in such fund. Poor performance of the Fifth Street Funds could also make it more difficult for us to raise new capital both in existing and future funds. Investors in our funds may decline to increase investment in our existing funds or invest in future funds we raise as a result of poor performance. Investors and potential investors in the Fifth Street Funds continually assess performance of the Fifth Street Funds independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds and avoid excessive redemption levels, or large investors trading out of positions in our BDCs depends on the Fifth Street Funds' performance. Accordingly, poor performance may deter future investment in the Fifth Street Funds and thereby decrease the capital invested in the Fifth Street Funds and, ultimately, our revenues. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions for existing or future funds which would decrease our revenues.
Management fees received from the Fifth Street BDCs comprise a significant portion of our revenues and a reduction in such fees, including from the termination of investment advisory agreements, could have an adverse effect on our revenues and results of operations.
For the year ended December 31, 2016, the management fees generated from FSC and FSFR were approximately 96.1% of our management fees (including 34.1% attributable to Part I Fees). The investment advisory agreements Fifth Street Management has with each of the Fifth Street BDCs categorizes the fees we receive, with respect to each BDC, as: (a) base management fees, which are paid quarterly and generally increase or decrease based on such BDC's total assets (excluding cash and cash equivalents), (b) Part I Fees, which are paid quarterly, and (c) Part II Fees, which are paid annually. We classify the Part I Fees as management fees because they are paid quarterly, are generally predictable and recurring in nature, are not subject to repayment (or clawback) and are generally cash-settled each quarter. Part I Fees, however, are subject to certain specified performance hurdles and, if we do not meet the specified performance hurdles, the amount of fees paid to us would decrease. Due to underperformance versus these hurdles, we did not earn the full Part I Fees for FSC and FSFR for the quarter ended December 31, 2016. If the total assets or net investment income of FSC or FSFR were to decline significantly for any reason, including due to short-term changes in market value, mark-to-market accounting requirements, the poor performance of its investments or the failure to successfully access or invest capital, the amount of the fees we receive from these BDCs, including management fees, would also decline significantly, which could have an adverse effect on our revenues and results of operations. In addition, because the Part II Fees are not paid by a BDC unless it achieves cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation), Part II Fees payable to us are variable and not predictable. From inception to date, the BDCs have paid us aggregate Part II incentive fees of approximately $0.1 million.
Fees paid to us by the Fifth Street BDCs could vary quarter to quarter due to a number of factors, including such BDC's ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities it acquires, the level of its expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, gross assets, the degree to which it encounters competition in our market, its ability to fund investments and general economic conditions. Variability in revenues received from the Fifth Street BDCs could have an adverse effect on our revenues, results of operations and could cause volatility or a decline in the market price of our Class A common stock. We may also be required to reduce fees as a result of industry and competitive pressures. In January 2016, we and the FSC board of directors made a decision to permanently reduce the base management fee on FSC's total gross assets (excluding cash and cash equivalents) from 2.00% to 1.75%. In addition, on March 20, 2017, FSC and Fifth Street Management entered into a new investment advisory agreement that changes the structure of the subordinated incentive fee on income to impose a total return hurdle provision and reduce the “preferred return.” See "Risks Relating to Our Industry—We may not be able to maintain our current fee structure as a result of industry pressure to reduce fees, or as a result of changes in our business mix, which could have an adverse effect on our profit margins and results of operations."
The investment advisory agreements with FSC and FSFR may be terminated by either party without penalty upon 60 days' written notice to the other.
Certain stockholders of FSC and FSFR put forth binding proposals to terminate our respective investment advisory agreements with these BDCs in connection with their 2016 annual meetings. These certain stockholders nominated director nominees who would seek to replace us as the investment manager of the BDCs. On February 18, 2016, we entered into a purchase and settlement agreement with these FSC stockholders and such stockholders irrevocably withdrew and rescinded their proposals and director nominees. On April 7, 2016, FSFR’s stockholders voted against a binding stockholder proposal put forth by an FSFR stockholder to terminate the investment advisory agreement between FSFR and Fifth Street Management but elected a director nominated by such stockholder. If the investment advisory agreements with either BDC were terminated, our business would be materially and adversely affected and we would suffer a significant decline in revenues and profitability. In addition, any future proxy contest involving either of our BDCs would be disruptive, costly and time-consuming to such BDC and us and would divert the attention of our senior management team and employees from the operation of such BDC. In addition perceived uncertainties as to the strategic direction of either of our BDCs, or any abrupt changes in senior management or the board of directors of such BDC, may lead to concerns regarding the direction or stability of its business and operations, which may be exploited by competitors, resulting in the loss of business opportunities for us and our BDCs.
The historical returns attributable to the Fifth Street Funds should not be considered as indicative of the future results of the Fifth Street Funds, our new investment strategies, our operations or of any returns expected on an investment in our Class A common stock.
We have presented in this Annual Report on Form 10-K the returns relating to the historical performance of the Fifth Street Funds. The returns are relevant to us primarily insofar as they are indicative of revenues we have earned in the past and may earn in the future, our reputation and our ability to raise new funds. The returns of the funds we manage are not, however, directly linked to returns on our Class A common stock, and an investment in our Class A common stock is not an investment in any of the Fifth Street funds. Therefore, you should not conclude that positive performance of the funds we manage will necessarily result in positive returns on an investment in our Class A common stock. However, poor performance of the funds we manage may cause a decline in our revenue from such funds, thereby causing a negative effect on our performance and the value of our Class A common stock. Moreover, the historical returns of the Fifth Street Funds should not be considered indicative of the future returns of these or from any future funds we may raise, in part because the Fifth Street Funds' returns have benefited from investment opportunities and general market conditions that may not repeat themselves, including the availability of debt capital on attractive terms, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities.
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

Our AUM and revenues have decreased materially since the year ended December 31, 2014 and may decrease further in the future.

Our AUM as of December 31, 2016 decreased by approximately $1.6 billion from December 31, 2014 and our management fee revenues for the year ended December 31, 2016 decreased by approximately $18.3 million (including Part I Fees of $8.7 million) from the year ended December 31, 2014. In the future, our AUM will decrease when the Fifth Street BDCs engage in stock repurchase activities.  Our AUM and management fee revenues may also decrease in the future due to additional realized and unrealized losses in our funds’ portfolios.  This may be exacerbated because the fourth amended and restated investment advisory agreement by and between FSC and Fifth Street Management entered into on March 20, 2017 implements a total return requirement, which may decrease the incentive fee payable to Fifth Street Management by 25% per quarter.  In addition, in pursuing our long-term interests and the interests of our fund investors, we may take actions that could reduce our AUM and management fee revenues in the short term.  This may lead to the evaluation of strategic alternatives with respect to our business lines, which may include divestitures or winding up of businesses.  For example, in the year ended December 31, 2016, MMKT sold the rights to its platform, following which we dissolved the entity.  If we were to undertake similar actions in the future, it could have a negative impact on fee earning AUM and management fee revenue or otherwise adversely impact our business, financial condition and results of operations.

Operational risks may disrupt our business, result in losses or limit our growth.
We are heavily dependent on the capacity and reliability of the technology systems supporting our operations, whether owned and operated by us or by third parties. Operational risks such as trading errors or interruption of our financial, accounting, trading, compliance and other data processing systems, whether caused by fire, other natural disaster, power or telecommunications failure, cyber-attacks or other cyber incidents, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer financial loss, a disruption of our businesses, liability to the Fifth Street Funds, regulatory intervention or reputational damage. Insurance and other safeguards might be unavailable or might only partially reimburse us for our losses. Although we have back-up systems in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.
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
The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our financial condition and results of operations, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our management employees or investment professionals were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
We depend heavily upon computer systems to perform necessary business functions. Our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or investor dissatisfaction or loss.
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
Our business is highly dependent on our and third parties' communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers or failure or interruption in systems they provide, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and/or

•	cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results or negatively affect the market price of our Class A common stock and our ability to pay dividends.
Employee misconduct could expose us to significant legal liability and reputational harm.
We are vulnerable to reputational harm, as we operate in an industry where integrity and the confidence of our clients are of critical importance. If an employee were to engage in illegal or suspicious activities, we could be subject to regulatory or other sanctions or penalties and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, client relationships and ability to attract new clients. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, we could suffer serious harm to our reputation, financial position and current and future business relationships.
New investment strategies may expose us to additional employee misconduct risks, for example with respect to the Foreign Corrupt Practices Act, or the FCPA, and other anticorruption laws. While we may develop and implement policies and procedures designed to ensure strict compliance by us and our personnel with such potentially new and existing laws and regulations, including the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anticorruption laws could subject us to significant penalties and negative effects on our business and operations.
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
Our techniques for managing risks in the Fifth Street Funds may not fully mitigate the risk exposure in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in those funds or to seek positive, risk-adjusted returns. In addition, any risk management failures could cause fund losses to be significantly greater than historical measures predict. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses in the net asset value of the funds and therefore a reduction in our revenues.
Our failure to adequately address conflicts of interest could damage our reputation and materially adversely affect our business.
We confront a number of potential, perceived or actual conflicts of interest relating to our existing and future investment activities. For example, certain of our strategies have overlapping investment objectives, and potential conflicts of interest may arise with respect to our decisions regarding how to allocate investment opportunities among those strategies. In addition, investors (or holders of our Class A common stock) may perceive conflicts of interest regarding investment decisions for strategies in which our investment professionals, who have and may continue to make significant personal investments, are personally invested. It is possible that potential, perceived or actual conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory actions. Adequately addressing conflicts of interest is complex and difficult and we could suffer significant reputational harm if we fail, or appear to fail, to adequately address potential, perceived or actual conflicts of interest. This could result in a loss of AUM and adversely affect our business and financial condition.
In addition, Fifth Street Management and certain of our affiliates have received an exemptive order from the SEC, on September 9, 2014 that permits certain negotiated co-investments among our affiliates that would otherwise be prohibited under the 1940 Act. Such joint transactions among us and our affiliates may give rise to increased perceived or actual conflicts among investors in the Fifth Street Funds and increase our compliance burden.
Our revolving credit facility may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions, and expose use to risks relating to the use of leverage.
The credit agreement for our revolving credit facility contains a number of restrictive covenants. These covenants collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The financial covenants, among other things, impose limitations on waiving or deferring management fees from the Fifth Street Funds, require us not to exceed a total leverage ratio, require us to maintain a minimum AUM and require us to maintain a minimum consolidated interest coverage ratio.
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
Our credit agreement also contains other covenants that restrict our operations and a number of events that would constitute an event of default under the agreement. A failure by us to comply with the covenants in our credit agreement could result in an event of default under the agreement, which could give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our credit agreement were accelerated, we might not have sufficient cash on hand to repay this debt, which could have an immediate material adverse effect on our business, financial condition and results of operations. For more detail regarding our current credit agreement and the status of our compliance with the related covenants, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility."
In addition, our incurrence of debt under the revolving credit facility exposes us to the typical risks associated with the use of leverage. Increased leverage may make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities or to make necessary capital expenditures. As of December 31, 2016, we had $102.0 million of outstanding borrowings under our credit facility.

A change of control could result in termination of certain of our investment advisory agreements.
Pursuant to the 1940 Act, each of the investment advisory agreements for the Fifth Street BDCs automatically terminates upon its deemed "assignment" and a BDC's board, including the independent directors, and stockholders must approve a new agreement in order for us to continue to act as its investment adviser. A sale of a controlling block of our voting securities and certain other transactions would be deemed an "assignment" pursuant to the 1940 Act. In addition, our investment advisory agreement with FSOF may not be "assigned" without the consent of the fund or the fund's limited partners. Such an assignment may be deemed to occur in the event that our pre-IPO owners dispose of an amount of their interests in us such that they no longer own a controlling interest in us. If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from FSOF, or its limited partners, or the necessary approvals from the boards and stockholders of the Fifth Street BDCs. An assignment, actual or constructive, would trigger these termination and consent provisions and, unless the necessary approvals and consents are obtained, could adversely affect our ability to continue managing these funds, resulting in the loss of assets under management and a corresponding loss of revenue.
We are currently subject to an SEC investigation that could adversely affect our financial condition, business and results of operations.
We are currently subject to an SEC investigation, and we may possibly be subject to a variety of additional claims and lawsuits as well as additional SEC examinations or investigations in the future. See “Business - Legal Proceedings.” The outcome of the SEC investigation may materially and adversely affect our business, financial condition, and/or operating results, and may continue without resolution for long periods of time. The SEC investigation is subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of any unfavorable final outcome becomes probable and reasonably estimable. In addition, we may incur expenses associated with responding to the SEC’s inquiries, and these expenses may be material to our earnings in future periods.
We have been the subject of litigation and may be the target of litigation in the future that could adversely affect our financial condition, business and results of operations.

We have been named as a defendant in putative class-action and derivative lawsuits in the past and may be the target of litigation in the future, particularly if the price of our Class A common stock or the BDCs' common stock fluctuates significantly. See “Business - Legal Proceedings.” Litigation has consumed and may in the future consume substantial amounts of our management’s time and attention, and that time and the devotion of these resources may, at times, be disproportionate to the amounts at stake. Litigation and other similar claims are subject to inherent uncertainties and management’s view of these matters may change from time to time. A material adverse impact on our financial statements also could occur for the period in which the effect of any unfavorable final outcome becomes probable and reasonably estimable, particularly where the claims with respect to a particular period exceed the amount of our insurance coverage relating to claims made with respect to the same period. In addition, we may incur expenses associated with defending ourselves against litigation, and these expenses may be material to our earnings in future periods, particularly if we are unable to seek indemnification from our funds.

Risks Relating to Our Industry
Difficult market conditions can adversely affect our business in many ways, including by reducing the value of our AUM, causing clients to withdraw funds and making it more difficult to raise additional capital for the Fifth Street Funds, each of which could materially reduce our revenues and adversely affect our financial condition.
The fees we earn under our investment advisory or other similar agreements are typically based on the market value of and investment income earned on our fee-earning AUM. In addition, the prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including political uncertainty, acts of terrorism, a declining stock market or general economic downturn. In difficult market conditions, the pace of client redemptions or withdrawals from our investment strategies could accelerate if clients move assets to investments they perceive as offering greater opportunity or lower risk or otherwise change the amount of assets allocated to us. In addition, when the share price of the common stock of our BDCs is below the net asset value it is more difficult for our BDCs to raise equity capital. As of December 31, 2016, both FSC's and FSFR's common stock was trading below net asset value per share. See "— Risks Related to Our Business Development Companies and Other Funds — Regulations governing the operation of FSC and FSFR as BDCs affect their ability to raise, and the way in which they raise, additional capital." Any decrease in AUM from these or other sources would result in lower fees paid to us by the Fifth Street Funds. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced and our business may be negatively affected as will the dividends we pay on our Class A common stock.

We are subject to extensive regulation.
We are subject to extensive regulation. In particular, we are subject to regulation by the SEC, under the Federal securities laws (including the Advisers Act and the 1940 Act). In addition, the BDCs we manage are regulated by the SEC under the 1940 Act, and certain of their subsidiaries must comply with regulations adopted by the Small Business Administration, or SBA, in order to maintain their status as small business investment companies. We also must comply with NASDAQ rules and listing requirements and our BDCs are subject to NASDAQ rules and listing requirements. Finally, many of the activities that our BDCs or other funds or we engage in are subject to or potentially subject to (in the absence of certain exemptions that we rely on and must comply with) the jurisdiction and regulatory oversight of various other Federal regulatory agencies (including the CFTC and the DOL), various self-regulatory organizations (including the Financial Industry Regulatory Authority, or FINRA, and the NFA) and various state regulatory authorities.
The various legal statutes and regulatory rules that we are subject to are extremely complex, and monitoring compliance with them can be a time-consuming and difficult task. For example, the Advisers Act imposes numerous obligations on investment advisers, including record keeping, advertising and operating requirements, disclosure obligations, prohibitions on misleading or fraudulent activities and certain limitations on transactions between our funds or between us and our funds. The Advisers Act also imposes an overriding fiduciary duty on registered investment advisers. The 1940 Act imposes similar obligations on BDCs, as well as additional detailed operational requirements that must be strictly adhered to by their investment advisers and other service providers. A failure to comply with the obligations imposed by the Advisers Act, the 1940 Act or other regulatory agencies could result in investigations, sanctions and reputational damage.
As we develop new investment strategies and businesses, we expect to become subject to additional regulations and oversight by regulatory agencies with which we do not currently have experience.
Failure to comply with various laws and regulations applicable to our BDCs and ourselves could have a material adverse impact on our business. These include the possibility of significant civil or criminal fines, censure, suspensions of personnel or other sanctions (including the possibility of being barred from the industry) or the revocation of the registration of our subsidiary investment advisers. Moreover, even if the announcement of a sanction or penalty imposed against us, one of our subsidiaries or our personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction or penalty could harm our reputation, which in turn could have a material adverse effect on our businesses in a number of ways, making it harder for us to raise new funds and discouraging others from doing business with us. Additionally, a significant enforcement action against us could cause irreparable damage to our business reputation and ability to remain in business, regardless of the merits of the claim against us. See "Business — Regulatory and Compliance Matters."
The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may adversely affect our business.
The regulatory environment in which we operate has undergone significant changes in the recent past, including the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the adoption of many new rules and regulations in response. We believe there may be more regulatory changes in our industry, which would result in subjecting participants to significant additional or different regulation. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. These regulations often serve to limit our activities, including through customer protection and market conduct requirements. New laws or regulations, or changes in the enforcement of existing laws or regulations or uncertainty regarding approaches to interpretation or enforcement of new and existing laws or regulations, applicable to us and our clients may adversely affect our business. Our ability to function in this environment depends on our ability to constantly monitor and promptly react to legislative and regulatory changes. For investment management firms in general, there have been a number of highly publicized regulatory inquiries that focus on the asset management industry. These inquiries already have resulted in increased scrutiny in the industry and new rules and regulations for investment advisers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our stockholders. See "Business - Regulatory and Compliance Matters."
In addition, acts of serious fraud in the asset management industry and perceived lapses in regulatory oversight, U.S. governmental and regulatory authorities may increase regulatory oversight of our businesses. We may be materially adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules or uncertainty regarding approaches to interpretation or enforcement of new and existing laws or regulations by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. The enactment of new laws or regulations could make compliance more difficult and expensive or otherwise affect the manner in which we conduct business.
We may not be able to maintain our current fee structure as a result of industry or investor pressure to reduce fees, or as a result of changes in our business mix, which could have an adverse effect on our revenues and results of operations.
We may not be able to maintain our current fee structure as a result of industry or investor pressure to reduce fees or as a result of changes in our business mix. For example, in January 2016, we and the FSC board of directors made a decision to permanently reduce the base management fee on FSC's total gross assets (excluding cash and cash equivalents) from 2.00% to 1.75%. In addition, on March 20, 2017 Fifth Street Management entered into a new investment advisory agreement with FSC that changes the structure of the subordinated incentive fee on income to impose a total return hurdle provision and reduce the “preferred return.” Although our investment management fees vary from product to product, historically we have competed primarily on the basis of our performance and not on the level of our investment fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our fees. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure with our funds. Any failure to maintain the current fee structure with our funds or ability to enter into new advisory arrangements at attractive fee structures could have a material adverse effect on our business, financial condition and results of operations.
The board of directors of each BDC we manage must make certain findings as to the reasonableness of our fees and can renegotiate them annually. Further fee reductions on existing or future new business could have an adverse effect on our revenues and results of operations.
The investment management industry faces substantial litigation risks which could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us.
We depend to a large extent on our network of relationships and on our reputation in order to attract and retain investors and clients. If an investor or client is not satisfied with our products or services, such dissatisfaction, especially communicated to others, may be more damaging to our business than to other types of businesses. We make investment decisions on behalf of our clients that could result in substantial losses to them. If our investors and/or clients suffer significant losses, or are otherwise dissatisfied with our services, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty, breach of contract, unjust enrichment or fraud. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced. We may incur significant legal expenses in defending against litigation from our investors or otherwise. Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and could materially adversely affect our business, financial condition or results of operations.
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on the Fifth Street BDCs’ investments and investment opportunities and, accordingly, may have a material adverse effect on their rate of return on invested capital, their net investment income, their net asset value and the market price of their common stock. The majority of the Fifth Street BDCs’ debt investments have variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate, so an increase in interest rates from their historically low present levels may make it more difficult for their portfolio companies to service their obligations under the debt investments that they will hold. In addition, any such increase in interest rates would make it more expensive to use debt to finance the Fifth Street BDCs’ investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of their floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of the Fifth Street BDCs’ investments, under current market conditions we expect that they will invest in a portfolio of debt generally having maturities of up to seven years. This means that the Fifth Street BDCs will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.
Because our BDCs borrow to fund their investments, a portion of their net investment income may be dependent upon the difference between the interest rate at which they borrow funds and the interest rate at which they invest these funds. Portions of the Fifth Street BDCs investment portfolio and borrowings have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on the Fifth Street BDCs' net investment income and our management fees. In periods of rising interest rates, the Fifth Street BDCs' cost of funds could increase, which would reduce the Fifth Street BDCs' net investment income and our management fees. The Fifth Street BDCs may hedge against such interest rate fluctuations by using standard hedging instruments, such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the CFTC. These activities may limit the Fifth Street BDCs' ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on the business, financial condition and results of operations of the Fifth Street BDCs, which would have a negative impact on our revenues, net income and cash flows. For example, a substantial portion of the Fifth Street BDCs’ debt investments have variable interest rates that reset periodically based on benchmarks such as the London-Interbank Offered Rate, or LIBOR, and prime rate. As a result, significant increases in such benchmarks in the future would make it more difficult for these borrowers to service their obligations under the debt investments that we hold, which could have a negative impact on the Fifth Street BDCs’ net investment income and our management fees.
A significant portion of each of the Fifth Street BDCs' investment portfolios is and will continue to be recorded at fair value as determined in good faith by each BDC's respective board of directors and, as a result, there is and will continue to be uncertainty as to the value of the portfolio investments of the Fifth Street BDCs.
Under the 1940 Act, BDCs are required to carry portfolio investments at market value or, if there is no readily available market value, at fair value as determined by the board of directors of such BDC. Typically, there is not a public market for the securities of the privately held companies in which the Fifth Street BDCs have invested and will generally continue to invest. As a result, each of the Fifth Street BDCs values these securities quarterly at fair value as determined in good faith by their respective board of directors.
Certain factors that may be considered in determining the fair value of investments of the Fifth Street BDCs include the nature and realizable value of any collateral, the portfolio company's earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, a determination of fair value by a Fifth Street BDC may differ materially from the values that would have been used if a ready market for these securities existed. In addition, any investments that include original issue discount or PIK interest may have unreliable valuations because their continuing accruals require ongoing judgments about the collectability of their deferred payments and the value of their underlying collateral. As a result, the value for certain assets may never be realized, which may materially adversely affect the Fifth Street BDCs' investment performance and their results of operations, which in turn may have a material adverse effect on our revenues, net income and cash flows.
Certain of the recently settled claims in the legal proceedings described under the heading “Legal Proceedings” relate to the valuation of the Fifth Street BDC’s investment portfolios. See Item 3. Legal Proceedings in this Annual Report on Form 10-K for additional information concerning these lawsuits.
Market values of debt instruments and publicly-traded securities that the Fifth Street Funds hold as investments may be volatile.
The market prices of debt instruments and publicly-traded securities held by the Fifth Street Funds may be volatile and are likely to fluctuate due to a number of factors beyond their or our control, including actual or anticipated changes in the profitability of the issuers of such securities, general economic, social or political developments, changes in industry conditions, changes in government regulation, shortfalls in operating results from levels forecast by securities analysts, inflation and rapid fluctuations in inflation rates, the general state of the securities markets and other material events, such as significant management changes, financings, refinancings, securities issuances, realized and unrealized losses, acquisitions and dispositions. The value of publicly-traded securities in which the Fifth Street Funds invest may be particularly volatile as a result of these factors. In addition, debt instruments that are held by the Fifth Street Funds to maturity or for long terms must be "marked-to-market" periodically, and their values are therefore vulnerable to interest rate fluctuations and the changes in the general state of the credit environment, notwithstanding their underlying performance. Changes in the values of these investments may adversely affect the Fifth Street Funds' investment performance and its results of operations, which in turn may have a material adverse effect on our revenues, net income and cash flows.

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
As of December 31, 2016, substantially all of the assets of the Fifth Street BDCs were pledged as collateral under their credit facilities or, in the case of certain assets of FSC, subject to a superior claim over its stockholders by the SBA. If a Fifth Street BDC defaults on its obligations under these facilities or SBA-guaranteed debentures, as may be applicable, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, such Fifth Street BDC may be forced to sell its investments to raise funds to repay its outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices it would not consider advantageous. Moreover, such deleveraging of the BDC could significantly impair its ability to effectively operate its business in the manner in which it has historically operated. As a result, it could be forced to curtail or cease new investment activities and lower or eliminate the distributions that it has historically paid to its stockholders. In addition, if the lenders exercise their right to sell the assets pledged under such Fifth Street BDC's credit facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to the BDC after repayment of the amounts outstanding under the credit facilities, which could adversely affect the timing of payments to us.
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
Regulations governing the operation of FSC and FSFR as BDCs affect their ability to raise, and the way in which they raise, additional capital and a failure on the part of the Fifth Street BDCs to maintain their qualifications as BDCs would significantly reduce their operating flexibility.
As BDCs, FSC and FSFR operate as highly regulated businesses within the provisions of the 1940 Act. Many of the regulations governing BDCs have not been modernized as part of other securities laws amendments and restrict, among other things, leverage incurrence, co-investments and other joint or principal transactions with other entities within Fifth Street and the Fifth Street Funds. Certain legislation has been proposed to address some of these issues, but there can be no assurance that such legislation will be enacted. We and certain of the Fifth Street Funds are restricted from engaging in certain transactions with FSC and FSFR and their respective subsidiaries.
As BDCs under the 1940 Act, FSC and FSFR may issue preferred stock, debt securities and borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, each of the Fifth Street BDCs is permitted to issue senior securities only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities (subject, in the case of FSC, to certain exemptive relief granted with respect to its SBIC subsidiaries). If the value of their assets decline, they may be unable to satisfy this test. If that happens, they may be required to sell a portion of their investments and, depending on the nature of their leverage, repay a portion of their indebtedness at a time when such sales may be disadvantageous. There is pending legislation to lessen the asset coverage test, but there can be no assurance that such legislation will be enacted.
BDCs may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after stockholder approval. The stockholders of each of FSC and FSFR have, in the past, approved such a proposal. FSC and FSFR may again ask their stockholders for such approvals in the future. There can be no assurance that such approvals will be obtained. As of December 31, 2016, both FSC and FSFR's common stock was trading below net asset value per share. If FSC and FSFR are not able to grow through public or private offerings of their common stock, we may not be able to increase our AUM at such companies or the revenues earned from such companies.

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
The Fifth Street Funds' investments in portfolio companies may be risky, and the Fifth Street Funds could lose all or part of their investments.
The companies in which the Fifth Street Funds invest are typically highly leveraged, and, in most cases, the Fifth Street Funds' investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade (i.e., below BBB- by S&P or Baa by Moody's), which is often referred to as "high yield" and "junk". Exposure to below investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Investing in small and mid-sized companies involves a number of significant risks. Among other things, these companies:

•
may have limited financial resources, may have limited or negative EBITDA and may be unable to meet their obligations under their debt instruments that the Fifth Street Funds hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of the Fifth Street Funds' portfolio companies that they may have obtained in connection with their investments, as well as a corresponding decrease in the value of the equity components of the Fifth Street Funds' investments;

•
may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

•
may operate in regulated industries and/or provide services to federal, state or local governments, or operate in industries that provide services to regulated industries or federal, state or local governments, any of which could lead to delayed payments for services or subject the company to changing payment and reimbursement rates or other terms;

•	may not have collateral sufficient to pay any outstanding interest or principal due to the Fifth Street Funds in the event of a default by these companies;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the Fifth Street Funds' portfolio companies and, in turn, on the Fifth Street Funds;

•	may have difficulty accessing the capital markets to fund capital needs, which may limit their ability to grow or repay outstanding indebtedness at maturity;

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
If the Fifth Street Funds are unable to uncover all material information about these companies, the Fifth Street Funds may not make a fully informed investment decision, and as a result may lose part or all their investment. In addition, in the course of providing significant managerial assistance to certain of the Fifth Street BDCs' portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of the Fifth Street Funds' investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through the Fifth Street Funds' indemnification of such officers and directors) and the diversion of management time and resources.
An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
The Fifth Street Funds invest primarily in privately held companies. Generally, little public information exists about these companies, including typically a lack of audited financial statements and ratings by third parties. The Fifth Street Funds must therefore rely on our ability to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information may not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If the Fifth Street Funds are unable to uncover all material information about these companies, the Fifth Street Funds may not make a fully informed investment decision, and the Fifth Street Funds may lose money on our investments. These factors could affect the investment return of the Fifth Street Funds and, in turn, affect our results of operations.
If the Fifth Street Funds make unsecured debt investments, they may lack adequate protection in the event their portfolio companies become distressed or insolvent and they will likely experience a lower recovery than more senior debtholders in the event their portfolio companies defaults on their indebtedness.
The Fifth Street Funds have made, and may in the future make, unsecured debt investments in portfolio companies. Unsecured debt investments are unsecured and junior to other indebtedness of the portfolio company. As a consequence, the holder of an unsecured debt investment may lack adequate protection in the event the portfolio company becomes distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event the portfolio company defaults on its indebtedness. In addition, unsecured debt investments of small and mid-sized companies are often highly illiquid and in adverse market conditions may experience steep declines in valuation even if they are fully performing. These factors could affect the investment return of the Fifth Street Funds and, in turn, affect our results of operations.
The lack of liquidity in the Fifth Street Funds' investments may adversely affect their businesses.
The Fifth Street Funds invest, and will continue to invest, in companies whose securities are not publicly-traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly-traded securities. In fact, all of the Fifth Street Funds' assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for the Fifth Street Funds to sell these investments when desired. In addition, if any the Fifth Street Funds are required to liquidate all or a portion of its portfolio quickly, such fund may realize significantly less than the value at which it had previously recorded these investments. The Fifth Street Funds' investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of the Fifth Street Funds' investments may make it difficult for the Fifth Street Funds to dispose of them at a favorable price, and, as a result, the Fifth Street Funds may suffer losses, which could affect our results of operations.
The Fifth Street Funds may not have the funds or ability to make additional investments in their portfolio companies.
After an initial investment in a portfolio company, the Fifth Street Funds may be called upon from time to time to provide additional funds to such company or have the opportunity to increase their investments through the exercise of a warrant to purchase common stock. There is no assurance that the Fifth Street Funds will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on the Fifth Street Funds' part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for such fund to increase its participation in a successful operation or may reduce the expected yield on the investment, any of which could affect our results of operations.
The Fifth Street Funds' portfolio companies may incur debt that ranks equally with, or senior to, the funds' investments in such companies.
The Fifth Street Funds invest primarily in first lien, second lien and subordinated debt issued by small and mid-sized companies. The Fifth Street Funds' portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which the Fifth Street Funds invest. By their terms, such debt instruments may entitle the holders to receive payments of interest or principal on or before the dates on which the Fifth Street Funds are entitled to receive payments with respect to the debt instruments in which the Fifth Street Funds invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to the Fifth Street Funds' investment in that portfolio company would typically be entitled to receive payment in full before the Fifth Street Funds receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to the Fifth Street Funds. In the case of debt ranking equally with debt instruments in which the Fifth Street Funds invest, such funds would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. Any of these circumstances could indirectly have a material adverse effect on our business, financial condition and results of operations.
We generally do not, and do not expect to, control our portfolio companies.
The Fifth Street Funds do not, and do not expect to, control most of their portfolio companies, even though the Fifth Street Funds may have board representation or board observation rights, and the Fifth Street Funds' debt agreements may contain certain restrictive covenants. As a result, the Fifth Street Funds are subject to the risk that a portfolio company in which they invest may make business decisions with which the Fifth Street Funds disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve the Fifth Street Funds' interests as a debt investor. Due to the lack of liquidity for the Fifth Street Funds' investments in non-traded companies, the Fifth Street Funds may not be able to dispose of their interests in portfolio companies as readily as such funds would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of the Fifth Street Funds' portfolio holdings, having a negative effect on our results of operations.
Defaults by the Fifth Street Funds' portfolio companies would harm the Fifth Street Funds' operating results.
A portfolio company's failure to satisfy financial or operating covenants imposed by the Fifth Street Funds or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that the Fifth Street Funds hold. Such funds may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, our funds may write down the value of a portfolio company investment upon the worsening of the financial condition of the portfolio company or in anticipation of a default. Any of these circumstances could indirectly have a material adverse effect on our business, financial condition and results of operations.

Dependence on leverage by certain of the Fifth Street Funds and by the Fifth Street Funds' portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the Fifth Street Funds' ability to achieve attractive rates of return on those investments.
The Fifth Street Funds and their portfolio companies currently rely on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. If the Fifth Street Funds or the companies in which the Fifth Street Funds invest raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to businesses generally and could lead to an overall weakening of the U.S. and global economies. Any economic downturn could adversely affect the financial resources of the Fifth Street Funds and their investments (in particular those investments that depend on credit from third parties or that otherwise participate in the credit markets) and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Moreover, these events could affect the terms of available debt financing with, for example, higher interest rates, higher equity requirements and/or more restrictive covenants.
The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Finally, the interest payments on the indebtedness used to finance the Fifth Street Funds' investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our businesses and financial results.
Similarly, the Fifth Street Funds' portfolio companies regularly utilize the corporate debt markets to obtain additional financing for their operations. The Fifth Street Funds' portfolio companies are typically highly leveraged. Those that have credit ratings are typically non-investment grade and those that do not have credit ratings would likely be non-investment grade if they were rated. If the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns of the Fifth Street Funds. In addition, if the markets make it difficult or impossible to refinance debt that is maturing in the near term, some of the Fifth Street Funds' portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Any of the foregoing circumstances could have a material adverse effect on our business, results of operations and financial condition.
The Fifth Street Funds may choose to use leverage as part of their respective investment programs. Substantially all of the investments held by our CLOs are financed by the issuance of senior secured and subordinated notes. Below is a summary of leverage utilized by our BDCs as of December 31, 2016 (dollars in thousands):

Fifth Street BDC	Total Debt	Net Asset Value	Total Debt as a % of Net Asset Value	BDC Asset Coverage Ratio
FSC (1)	$1,070,599	$1,030,272	103.9%	217.4%
FSFR	$249,815	$319,924	78.1%	224.7%
____________________
(1) FSC has received exemptive relief from the SEC to exclude debentures issued by the Small Business Administration from the definition of senior securities in the 200% asset coverage test under the 1940 Act, which allows greater flexibility under the test.
The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss to investors. A fund may borrow money from time to time to make investments or may enter into derivative transactions with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by returns on such investments and may be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such investments. Gains realized with borrowed funds may cause the fund's net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund's net asset value could also decrease faster than if there had been no borrowings. In addition, as BDCs regulated under the 1940 Act, FSC and FSFR are each permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities (subject, in the case of FSC, to certain exemptive relief granted with respect to its SBIC subsidiaries). Each of FSC's and FSFR's ability to pay dividends may be restricted if its asset coverage ratio falls below at least 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed rate debt investments that the Fifth Street Funds make. Any of the foregoing circumstances could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to our Class A Common Stock
The market price and trading volume of our Class A common stock has been extremely volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Class A common stock has been and may continue to be highly volatile and subject to wide fluctuations. Between January 1, 2016 and December 31, 2016, the sales price of Class A common stock has fluctuated from a low of $1.31 to a high of $7.75 per share. In addition, the trading volume on our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares of Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:

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
As of December 31, 2016, we had a total of 6,602,374 shares of our Class A common stock outstanding. All of the 6,602,374 shares of our Class A common stock outstanding as of such date are freely tradeable without restriction or further registration under the Securities Act by persons other than our "affiliates."
Pursuant to the terms of an Exchange Agreement that we entered into at the time of our initial public offering, the Holdings Limited Partners may from time to time, beginning two years after our initial public offering, exchange their Holdings LP Interests for shares of our Class A common stock on a one-for-one basis. As of December 31, 2016, the Holdings Limited Partners beneficially own 44,000,000 Holdings LP Interests in the aggregate, which will be exchangeable for 44,000,000 shares of our Class A common stock in the aggregate, subject to certain limits.
Pursuant to a resale and registration rights agreement with the Holdings Limited Partners, we have agreed to use our reasonable best efforts to file registration statements from time to time for the sale of the shares of our Class A common stock, including Class A common stock which is deliverable upon exchange of Holdings LP Interests.
In addition, as of December 31, 2016, 7,500,000 shares of Class A common stock are reserved for issuance under our 2014 Omnibus Incentive Plan. From January 1, 2016, and ending on and including January 1, 2024, the foregoing share reserve amount may be increased by a number of shares of our Class A common stock equal to the positive difference, if any, of (x) 15% of the aggregate number of Class A common stock (including partnership interests exchangeable into Class A common stock) outstanding on the last day of the prior year minus (y) the total number of shares of Class A common stock available for issuance on such last day (or such lesser amount as determined by the Compensation Committee). As of December 31, 2016, we have options outstanding with respect to 1,558,013 shares of our Class A common stock and unvested restricted stock units with respect to 805,037 shares of Class A common stock. Upon the exercise of outstanding options and vesting of outstanding restricted stock units, shares of our Class A common stock will be issued and become eligible for sale in the public market in the future, subject to certain legal and contractual restrictions.
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
Management identified the following material weaknesses that continue to be material weaknesses as of December 31, 2016:

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

Because of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, based on criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As of December 31, 2016, management remediated the material weakness previously identified as of December 31, 2015 that we did not design and maintain sufficient controls to evaluate information provided from and accounting conclusions reached by FSC CT LLC, the administrator of the Fifth Street BDCs and our wholly-owned subsidiary, in the determination of Part I fee revenue. This material weakness was identified as the primary cause of the revision for the year ended December 31, 2015 relating to Part I fees, and the consequent improper recording of fee revenue. The steps we took to remediate this material weaknesses included formalizing policies and procedures relating to fee income recognition and the communication of these policies and procedures throughout the organization.
With respect to the remediation of the material weakness related to maintaining sufficient accounting resources with technical accounting knowledge, we have added several senior experienced accounting and financial reporting personnel with higher levels of experience, engaged a nationally recognized public accounting firm to assist on technical accounting matters, outsourced certain accounting and operations activities and reallocated existing internal resources.

With respect to the remediation of the material weakness related to accounting for complex and non-routine accounting transactions, we have taken additional steps, including i) improving the process for the identification of such transactions by senior management, ii) ensuring communication of relevant information to the appropriate personnel, iii) consulting with nationally recognized public accounting firm to assist with our analysis as deemed necessary and iv) formalizing conclusions reached.
Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. Based on the steps we have taken to date and the continued operating effectiveness of these controls, we expect that the remediation of these material weaknesses will be completed prior to the end of calendar year 2017. We cannot assure you, however, that the steps taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions.
We may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses or significant deficiencies or other material weaknesses or deficiencies will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected, and could result in material misstatements in our financial statements in future periods. This failure could negatively affect the market price and trading liquidity of our Class A common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Class A common stock may be less attractive to investors.
We are an emerging growth company and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, including an exemption from the auditor attestation requirement of Section 404, a provision allowing us to provide fewer years of financial statements and other financial data and reduced disclosure about executive compensation arrangements. We have elected to adopt these reduced disclosure requirements and the exemption from the auditor attestation requirement available to emerging growth companies. We will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, although a variety of circumstances could cause us to lose that status earlier. We cannot predict if investors will find our Class A common stock less attractive or discount our trading price as a result of our taking advantage of these exemptions. If some investors find our Class A common stock less attractive as a result of our choices, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.
We cannot guarantee that our share repurchase program will be fully consummated or that our share repurchase program will enhance long-term shareholder value. Share repurchases could increase the volatility of the price of our Class A common stock.
In May 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. The share repurchase program was reauthorized in May 2016. For the year ended December 31, 2016, we did not make any repurchases under this program. For the year ended December 31, 2015, we repurchased and retired 217,641 and 193,583 shares, respectively, of our Class A common stock at a weighted average price of $8.47 per share pursuant to this program. The share repurchase program could affect the price of our Class A common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. For example, the existence of a share repurchase program could cause the price of our Class A common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities. There can be no assurance that any share repurchases will enhance stockholder value, including because the market price of our Class A common stock may decline below the levels at which we determine to repurchase our Class A common stock or the existence of short-term share price fluctuations. The amount of stock we are permitted to repurchase is also limited by the terms of our Credit Facility.
We are controlled by the Principals, whose interests may conflict with those of our other stockholders.
As of December 31, 2016, the Principals hold approximately 97.0% of the combined voting power of our common stock. So long as the Principals continue to hold, directly or indirectly, shares of common stock representing more than 50% of the voting power of our common stock, the Principals are able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and have significant control over our management and the Principals' control may have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The interests of the Principals may not always coincide with the interests of other stockholders, and the Principals may act in a manner that advances its best interests and not necessarily those of our other stockholders.
We are a "controlled company" within the meaning of NASDAQ rules and, as a result, qualify for, and intend to rely on certain of the "controlled company" exemptions from certain NASDAQ corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of other companies.
Under NASDAQ rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a "controlled company" and have elected not to comply with certain NASDAQ corporate governance requirements. As of December 31, 2016, the Principals held approximately 97.0% of the combined voting power of our common stock. As such we are eligible to take advantage of this "controlled company" exemption. A "controlled company" may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. We intend to continue to take advantage of these controlled company exemptions. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.
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
As a holding company, we have no material assets other than our ownership of partnership interests of Fifth Street Holdings and will have no independent means of generating revenue. Fifth Street Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is not be subject to U.S. federal income tax. Instead, for U.S. federal income tax purposes, taxable income is allocated to its partners, including us, pro rata according to the number of partnership interests each owns. Accordingly, we incur U.S. federal income taxes on our proportionate share of any net taxable income of Fifth Street Holdings and also incur expenses related to our operations. We intend to cause Fifth Street Holdings to distribute cash to its members, including us. However, its ability to make such distributions is subject to various limitations described above. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities to fund our operations, we may have to borrow funds and thus, our liquidity and financial condition could be materially adversely affected.
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
The tax receivable agreement that we entered into with the TRA Recipients generally provides that we will pay them 85% of the amount of the cash savings, if any, in U.S. federal, state, local and foreign income tax that we realize (or, under certain circumstances, are deemed to realize) as a result of these increases in tax basis. Assuming no material relevant tax law changes and that we earn sufficient taxable income to realize the full tax benefits of the increased depreciation and amortization of our assets, we expect that the future payments to the TRA Recipients in respect of the sale of Holdings LP Interests will aggregate to $36.0 million. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending on a number of factors, including the price of our Class A common stock at the time of the purchase, the amount and timing of our income and the tax rates then applicable. Similarly, the tax receivable agreement payments related to the future exchanges will vary based on the timing of the exchanges, the price of the Class A common stock at the time of the exchanges, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. The tax receivable agreement payments related to future exchanges have not been included in the above amounts. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of Fifth Street Holdings attributable to the exchanged Holdings LP Interests, the payments that we may make to the TRA Recipients will be substantial.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. Our headquarters is located at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. We lease our headquarters from an entity controlled by Mr. Tannenbaum. See Note 10 - Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K for more information on this lease. Additionally, we currently lease office space that is utilized by our affiliates in Chicago, IL and Miami, FL. We believe that our office facilities are adequate for our business as presently conducted, although we will remain active in evaluating alternative options should the need arise.

Item 3.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any litigation proceedings. We were subject to the litigation proceedings described below and are currently subject to an SEC examination and investigation as described below.
FSC Class-Action Lawsuits
In October and November of 2015, we, our executive officers and FSC were named as defendants in three putative securities class-action lawsuits filed in New York and Connecticut federal courts (and later consolidated in New York). The lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased FSC common stock between July 7, 2014, and February 6, 2015. The lawsuits alleged in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC's investment portfolio and investment income in order to increase our revenue. The plaintiffs sought compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. A lead plaintiff was selected in February 2016, a consolidated complaint similar to the original complaint was filed in April 2016, and a motion to dismiss the consolidated complaint was filed in May 2016. The parties agreed in July to settle the case for $14,050,000, with approximately 99% of the settlement amount to be paid from insurance coverage. Confirmatory discovery was completed in August, and the lead plaintiff filed the proposed settlement with the court in September. On November 9, 2016, the court authorized the parties to send notice to the class and scheduled a fairness hearing for February 16, 2017. No objections or opt-outs to the settlement were received by the deadline. The fairness hearing was held on February 16, 2017 and the proposed settlement was approved and paid. The litigation is now concluded.
FSC proxy litigation
The Company was also named as a defendant in a putative class-action lawsuit filed by a purported stockholder of FSC on January 29, 2016, in the Court of Chancery of the State of Delaware. The case is captioned James Craig v. Bernard D. Berman, et al., C.A. No. 11947-VCG. The defendants in the case were Bernard D. Berman, James Castro-Blanco, Ivelin M. Dimitrov, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Sandeep K. Khorana, Todd G. Owens, Douglas F. Ray, Fifth Street Management, FSC, Fifth Street Holdings L.P., and the Company. The complaint alleged that the defendants breached their fiduciary duties to FSC stockholders by, among other things, issuing an incomplete or inaccurate preliminary proxy statement that purportedly attempted to mislead FSC stockholders into voting against proposals to be presented by another shareholder (RiverNorth Capital Management) in a proxy contest in connection with FSC’s 2016 annual meeting. The competing shareholder proposals had sought to elect three director nominees to FSC’s Board of Directors and to terminate the investment advisory agreement between FSC and Fifth Street Management. The complaint also charged that the FSC director defendants breached their fiduciary duties by perpetuating and failing to terminate the investment advisory agreement between FSC and Fifth Street Management and by seeking to entrench themselves as directors and FSAM affiliates as FSC’s manager. The FSAM entities were charged with breaching their duties as alleged controlling persons of FSC and with aiding and abetting the FSC directors’ breaches of duty. The complaint sought, among other things, an injunction preventing FSC and its Board of Directors from soliciting proxies for the 2016 annual meeting until additional disclosures were issued; a declaration that the defendants breached their fiduciary duties by refusing to terminate the FSC investment advisory agreement and by keeping the FSC Board of Directors and Fifth Street Management in place; a declaration that any shares repurchased by FSC after the record date of the 2016 annual meeting would not be considered outstanding shares for purposes of the FSC stockholder approvals sought at the annual meeting; and awarding plaintiff costs and disbursements. The plaintiff moved for expedited proceedings and for a preliminary injunction.
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
FSC shareholder derivative actions
In December 2015 through April 2016, several putative shareholder derivative actions were filed on behalf of FSC in Connecticut federal court and in Connecticut and Delaware state court, naming our executive officers and directors and us as defendants and FSC as the nominal defendant. The underlying allegations in all of the complaints were related, and generally similar, to the allegations in the securities class actions against FSC described above. The Connecticut federal cases were consolidated, and the defendants moved to transfer the cases to New York federal court, which motion was subsequently withdrawn without prejudice in connection with the proposed settlement described below. The Connecticut and Delaware state cases were stayed by consent of the parties while the Connecticut federal court considered the proposed settlement.

The parties signed an agreement in July 2016 to settle the cases. The proposed settlement provided for Fifth Street Management to waive fees charged to FSC in the amount of $1.0 million for each of ten consecutive quarters starting in January 2018 and maintenance of the previously announced decrease in the FSC base management fee from 2% to a maximum of 1.75% of gross assets (excluding cash and cash equivalents) for at least four years, subject to certain specified conditions. The proposed settlement also called for FSC to adopt certain governance and oversight enhancements. We and the defendants further agreed that we would not oppose plaintiffs’ request for an award of $5.1 million in attorneys’ fees and expenses, which was paid from insurance coverage. The plaintiffs conducted confirmatory discovery in August 2016, and, on September 23, 2016, the Connecticut federal court issued an order preliminarily approving the proposed settlement, authorizing the parties to disseminate notice to our stockholders. A fairness hearing was held on December 13, 2016 and the proposed settlement was approved. The Connecticut and Delaware state cases were dismissed in light of such approval.
FSAM class-action lawsuits
The Company was named as a defendant in two putative securities class-action lawsuits filed by purchasers of the Company’s shares. The suits are related to the securities class actions brought by shareholders of FSC, for which Fifth Street Management serves as investment adviser.
The first lawsuit by the Company’s shareholders was filed on January 7, 2016, in the United States District Court for the District of Connecticut and was captioned Ronald K. Linde, etc. v. Fifth Street Asset Management Inc., et al., Case No. 1:16-cv-00025. The defendants are the Company, Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Steven M. Noreika, Wayne Cooper, Mark J. Gordon, Thomas L. Harrison, and Frank C. Meyer. The lawsuit asserts claims under §§ 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, or the Securities Act, on behalf of a putative class of persons and entities who purchased the Company’s common stock pursuant or traceable to the registration statement issued in connection with the Company’s initial public offering. The complaint alleges that the defendants engaged in a fraudulent scheme and course of conduct to artificially inflate FSC’s assets and investment income and, in turn, the Company’s valuation at the time of its initial public offering, thereby rendering the Company’s initial public offering Registration Statement and Prospectus materially false and misleading. The plaintiffs have not quantified their claims for relief.
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
Following an agreed mediation, and as previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the parties in the Linde case signed an agreement to settle the action for $9,250,000, which was covered by insurance proceeds. The proposed settlement was subject to lead plaintiffs’ completion of additional discovery and approval by the court after notice has been sent to the settlement class. Lead plaintiffs completed the additional discovery and decided to proceed with the proposed settlement. The parties submitted the proposed settlement to the court on September 23, 2016, and asked the court to enter an order certifying the putative class for settlement purposes, authorizing dissemination of notice of the settlement to potential class members, and scheduling a fairness hearing on the proposed settlement. On November 9, 2016, the court entered the proposed order and scheduled the fairness hearing for February 16, 2017. The fairness hearing was held on February 16, 2017 and the proposed settlement was approved. The litigation is now concluded.

SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to us, FSC, FSCO GP LLC - General Partner of FSOF and FSFR. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the FSC and FSAM securities class actions and FSC derivative actions discussed above. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of FSC's portfolio companies and investments, (ii) the expenses allocated or charged to FSC and FSFR, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to the Board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of FSC's portfolio companies or investments as well as expenses allocated or charged to FSC and FSFR, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have been producing requested documents, and have been communicating with Division of Enforcement personnel.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Class A Common Stock
Our Class A common stock is listed for trading on the NASDAQ Global Select Market under the symbol "FSAM." As of December 31, 2016, there were two record holders of our Class A common stock and two record holders of our Class B common stock. These numbers do not include stockholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.
The following table sets forth the quarterly high and low sales prices of our Class A common stock on the NASDAQ Global Select Market for the period from January 1, 2015 through December 31, 2016:

	High	Low
Fiscal year ended December 31, 2016
First quarter	$4.60	$1.31
Second quarter	$4.77	$2.97
Third quarter	$6.85	$3.57
Fourth quarter	$7.75	$4.60
Fiscal year ended December 31, 2015
First quarter	$14.50	$11.01
Second quarter	$11.49	$8.63
Third quarter	$10.40	$7.02
Fourth quarter	$8.02	$3.25
Dividend Policy
We expect to pay dividends to holders of our Class A common stock, on a quarterly basis, of substantially all of our allocable share of Fifth Street Holdings' distributable earnings, net of applicable corporate taxes and amounts payable under the tax receivable agreement, in excess of amounts determined to be necessary or appropriate to be retained by Fifth Street Holdings or its subsidiaries to provide for the conduct of our businesses, to make appropriate investments in our businesses and our funds, to comply with the terms of our debt instruments, other agreements or applicable law or to provide for future distributions to us and the Holdings Limited Partners for any ensuing quarter. We intend to fund our dividends from our portion of distributions made to us by Fifth Street Holdings which, in turn, will fund its distributions to us from distributions that it receives from its subsidiaries. The Class B common stock does not entitle its holders to any cash dividends in their capacity as holders of Class B common stock.
The following table reflects the dividends per share that we have declared on our Class A common stock for the years ended December 31, 2016 and December 31, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
March 14, 2016	March 31, 2016	April 15, 2016	$0.10	$0.6 million
May 11, 2016	June 30, 2016	July 15, 2016	0.10	0.6 million
August 10, 2016	September 30, 2016	October 14, 2016	0.10	0.7 million
November 9, 2016	December 30, 2016	January 13, 2017	0.125	0.8 million
Total for the year ended December 31, 2016			$0.425	$2.7 million

January 15, 2015	March 31, 2015	April 15, 2015	$0.30	$1.8 million
May 11, 2015	June 30, 2015	July 15, 2015	0.17	1.0 million
August 10, 2015	September 30, 2015	October 15, 2015	0.17	1.0 million
November 23, 2015	December 31, 2015	January 15, 2016	0.17	1.0 million
Total for the year ended December 31, 2015			$0.81	$4.8 million
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
Purchases and Sales of Equity Securities
On February 18, 2016, we entered into a Purchase and Settlement Agreement, or the PSA, by and among FSC, Holdings, Leonard M. Tannenbaum, us, RiverNorth Capital Management, LLC, or RiverNorth, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund, RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise.
Among other items, in consideration for the execution and delivery of the PSA, on February 18, 2016, we issued a warrant, or the Warrant, to RiverNorth, which RiverNorth could have exercised, in whole but not in part, at any time after April 16, 2016, and prior to March 18, 2017.
RiverNorth exercised the Warrant on June 23, 2016. Pursuant to the terms of the Warrant, we had the ability to settle the Warrant in shares of our Class A common stock. On September 15, 2016, we elected, and our board of directors approved such election, to settle all of the Warrant by delivering RiverNorth 760,059 shares of our Class A common stock, or the Shares. In accordance with the terms of the Warrant, the number of Shares that were issued to RiverNorth were determined by dividing (i) $3.3 million, which was the amount that we elected to settle in shares of Class A common stock, by (ii) the exercise price of $4.30, which was determined in accordance with the terms of the Warrant.
The Warrant and the Shares were issued in a private transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. We relied, in part, on representations from RiverNorth in the PSA that RiverNorth was an accredited investor as defined in Regulation D under the Securities Act.
In May 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. The share repurchase program was reauthorized in May 2016. For the year ended December 31, 2016, FSAM did not make any repurchases under this program. For the year ended December 31, 2015, FSAM repurchased and retired 217,641 and 193,583 shares, respectively, of our Class A common stock at a weighted average price of $8.47 per share pursuant to this program.
Equity Compensation Plan Information
The information required by this Item is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Stock Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for shares of our Class A common stock, the S&P 500 Index and the SNL U.S. Asset Manager Index for the period from October 30, 2014, the date our Class A common stock first began trading on the NASDAQ Global Select Market, through December 31, 2016. The graph assumes $100 was invested in each of our Class A common stock, the S&P 500 Index and the SNL U.S. Asset Manager Index as of the market close on October 30, 2014. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Total Return Performance
140
120
100
80
60
40
20
0
10/1/2014
11/1/2014
12/1/2014
1/1/2015
2/1/2015
3/1/2015
4/1/2015
5/1/2015
6/1/2015
7/1/2015
8/1/2015
9/1/2015
10/1/2015
11/1/2015
12/1/2015
1/1/2016
2/1/2016
3/1/2016
4/1/2016
5/1/2016
6/1/2016
7/1/2016
8/1/2016
9/1/2016
10/1/2016
11/1/2016
12/1/2016
Fifth Street Asset Management Inc.
S&P 500 Index
SNL U.S. Asset Manager Index

	10/29/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16
Fifth Street Asset Management Inc.	100.00	82.06	68.07	63.10	46.92	21.47	20.78	28.13	38.99	48.23
S&P 500 Index	100.00	104.29	105.28	105.57	98.77	105.73	107.14	109.77	114.00	118.35
SNL U.S. Asset Manager Index	100.00	106.98	109.18	107.16	88.59	91.24	90.39	85.54	90.78	96.52

Item 6.     Selected Financial Data

The following tables set forth the selected historical consolidated financial data for the Fifth Street Management Group, our predecessor, and consolidated financial data for Fifth Street Asset Management Inc. as of the dates and for the periods indicated. The selected consolidated statement of income data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated statement of financial condition data as of December 31, 2016 and 2015 have been derived from the audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended December 31, 2013 and 2012 and the selected consolidated statement of financial condition data as of December 31, 2014, 2013 and 2012 have been derived from audited financial statements not included in this Annual Report on Form 10-K. The historical consolidated financial statements consist of the combined results of the Fifth Street Management Group which includes affiliated entities either wholly or substantially owned and/or under the voting control of Leonard M. Tannenbaum at the time of the Reorganization and initial public offering.  As such, the acquisition of our 12% membership interest in Fifth Street Holdings and related Reorganization have been accounted for as transactions among entities under common control and recorded on a historical cost basis.
You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements and "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

		Years Ended December 31,
		2016	2015(4)	2014	2013	2012
Consolidated Statements of Income Data:		(in thousands)
Revenues
Management fees (includes Part I Fees of $26,956, $31,172, $35,618, $30,573 and $23,393 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively)	(1)	$73,810	$88,474	$92,092	$68,417	$50,007
Performance fees		123	225	107	—	—
Other fees	(2)	8,614	9,068	10,338	5,205	4,637
Total revenues		82,547	97,766	102,537	73,622	54,644
Expenses
Compensation and benefits	(2)	42,069	36,636	53,827	22,411	17,376
Fund offering and start-up expenses		—	—	1,248	5,702	—
General, administrative and other expenses	(2)	30,634	17,887	13,029	5,506	5,039
Depreciation and amortization		4,214	1,693	986	237	203
Total expenses		76,917	56,216	69,090	33,856	22,618
Other income (expense)
Interest income		1,447	653	13	17	34
Interest expense		(4,589)	(2,144)	(323)	(11)	—
Income (expense) from equity method investments		929	(249)	246	—	—
Realized gain on settlement of MMKT Notes		2,519	—	—	—	—
Unrealized gain (loss) on beneficial interests in CLOs		97	(1,080)	—	—	—
Realized loss on beneficial interests in CLOs		—	(249)	—	—	—
Gain on extinguishment of debt		2,000	—	—	—	—
Adjustment of payable to related parties pursuant to TRA		7,526	—	—	—	—
Loss on legal settlement		(9,250)	—	—	—	—
Insurance recoveries		14,446	—	—	—	—
Realized loss on derivatives		(2,613)	—	—	—	—
Loss on investor settlement		(10,419)	—	—	—	—
Other income (expense), net		(626)	122	90	—	—
Total other income (expense), net		1,466	(2,947)	26	6	34
Income before provision (benefit) for income taxes		7,096	38,603	33,473	39,772	32,060
Provision (benefit) for income taxes		9,350	5,046	(2,124)	—	—
Net income (loss)		(2,253)	33,557	35,596	39,772	32,060
Less: Net income attributable to Predecessor		—	—	(25,631)	(39,772)	(32,060)
Less: Net (income) loss attributable to non-controlling interests		722	(31,180)	(9,528)	—	—
Net income (loss) attributable to Fifth Street Asset Management Inc.		$(1,531)	$2,377	$438	$—	$—
Earnings (loss) per share data:	(3)
Basic		$(0.25)	$0.40	$0.07
Diluted		$(0.27)	$0.40	$0.07

		As of December 31,
		2016	2015	2014	2013	2012
Consolidated Statements of Financial Condition Data:
Cash		$6,727	$17,185	$3,238	$4,016	$16,157
Total assets		178,799	150,462	111,061	33,506	21,000
Total liabilities		184,285	152,917	90,264	12,481	6,523
Total equity (deficit)		(5,486)	(2,455)	20,797	21,025	14,477
Total liabilities and equity		178,799	150,462	111,061	33,506	21,000
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
(4) These amounts have been revised as shown in Note 2 to the consolidated financial statements.

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
Our Business
We are an alternative asset manager with approximately $4.7 billion of assets under management as of December 31, 2016. The funds we manage provide innovative and flexible financing solutions to small and mid-sized companies across their capital structures, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual EBITDA between $10 million and $120 million. As of December 31, 2016, 82.0% of our assets under management reside in publicly-traded permanent capital vehicles, consisting of FSC and FSFR. Fifth Street Management and CLO Management are registered investment advisers under the Advisers Act.
Our direct origination platform is sustained by our active relationships with over 175 private equity sponsors. We believe we are differentiated from other alternative asset managers by our structuring flexibility, financial strength and a reputation for delivering on commitments. We provide innovative and customized credit solutions across the capital structure, including one-stop financing, unitranche debt, senior secured debt, mezzanine debt, equity co-investments and venture debt financing. Our platform targets loans for investment of up to $100 million.
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
Exchange Agreement and Tax Receivable Agreement
In connection with the Reorganization, FSAM entered into an exchange agreement with the limited partners of Fifth Street Holdings that granted each limited partner of Fifth Street Holdings, and certain permitted transferees, the right, beginning two years after the closing of the IPO (November 4, 2016) and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications (collectively referred to as the "Exchange Agreement"). As a result, each limited partner of Fifth Street Holdings, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A common stock of FSAM, which can more readily be sold in the public markets. As of December 31, 2016 and December 31, 2015, FSAM held approximately 13.0% and 11.6% of Fifth Street Holdings LP interests, respectively. See “Recent Developments” for a description of the exchanges of Holdings LP Interests for shares of Class A common stock that occurred on January 4, 2017.
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

The diagram below depicts our organizational structure as of December 31, 2016:

Public Stockholders(1)
Principals(2)
Class A common stock
Class B common stock
Fifth Street Asset Management Inc.
Holdings Limited Partners(3)
● GP interest
● ~13% LP interests
● ~87% LP interests
Fifth Street Holdings LP
100% Membership interests
100% Membership interests
100% Membership interests
Fifth Street Finance Corp.
Fifth Street CLO Management LLC(6)
FSCO GP LLC(4)
Fifth Street Management LLC(5)
Investment Adviser
Fifth Street Senior Floating Rate Corp.
Fifth Street Opportunities Fund
Collateral Manager
GP Interest
CLO I and CLO II

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
Market Conditions, Trends and Other Developments Affecting our Business
Our results of operations are affected by a variety of factors, including economic conditions particularly in the United States, interest rates and financial markets. During 2016 financial markets experienced a broad based rally which included compressing interest rate credit spreads and expectations that the U.S. Federal Open Markets Committee would continue to increase interest rates. Investors generally sought higher yielding risk assets in response to these events.
Middle market sponsored loan volume in 2016 remained soft. Higher valuations dampen private equity sponsored investor interest. In addition, continuing interest among investors in allocating capital to private debt has produced an abundance of liquidity chasing too few deals and more spread tightening. In this environment we need to maintain a cautious posture regarding committing available capital. However, we continue to believe in the opportunity for lenders with flexible, long-term capital to invest in deals with strong risk adjusted returns. Despite our business lines exhibiting slower growth, we believe that both of our BDCs are well-positioned to invest going forward in this market with the right private equity sponsors.
During the fiscal year ended December 31, 2016, both FSC and FSFR were the target of proxy contests by RiverNorth Capital Management, LLC, or RiverNorth, and Ironsides Partners LLC, or Ironsides, respectively. Pursuant to a purchase and settlement agreement with Ironsides and certain funds advised by Ironsides or its affiliates, we purchased 1,295,767 shares of FSFR’s common stock for aggregate consideration of $11,661,903. Pursuant to a purchase and settlement agreement with RiverNorth and certain funds advised by RiverNorth or its affiliates, Fifth Street Holdings acquired 4,078,304 shares of FSC’s common stock for aggregate consideration of $25.0 million. In connection with these proxy contests, we incurred certain non-recurring costs, primarily comprised of professional fees.
The market has also experienced some pressure from investors on fee levels. In response, we may also modify fee structures with our existing investment vehicles, including our BDCs to remain competitive. For example, in January 2016, we amended and restated the FSC Investment Advisory Agreement, which reduced the base management fee payable to us on gross assets, excluding cash and cash equivalents, from 2.00% to 1.75% effective as of January 1, 2016.  See “Recent Developments” for a description of the fourth amended and restated investment advisory agreement by and between FSC and Fifth Street Management that decreases the quarterly hurdle rate on the subordinated incentive fee on income payable to Fifth Street Management and (ii) implements a total return requirement, which may decrease the incentive fee payable to Fifth Street Management by 25% per quarter.
Revision of Financial Statements
Refer to Note 2 of the consolidated financial statements for a summary of the amounts and financial statement line items impacted by the Revision.
Overview of Results of Operations
Revenues
For the years ended December 31, 2016, 2015 and 2014, 89.4%, 90.5% and 89.8%, respectively, of our revenues came from management fees (including 32.7%, 31.9% and 34.7%, respectively, of Part I Fees) from the BDCs and private funds.
Management Fees
Base Management Fees
Prior to January 1, 2016, pursuant to our investment advisory agreement with FSC, or, as amended, the FSC Investment Advisory Agreement, we earned an annual base management fee of 2.0% of the value of FSC's gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents. Such base management fee is calculated based on the value of FSC's gross assets at the end of its most recently completed fiscal quarter. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
On January 19, 2016, we amended and restated the FSC Investment Advisory Agreement to reduce the base management fee payable to us on gross assets, excluding cash and cash equivalents, from 2.00% to 1.75% effective as of January 1, 2016. The other commercial terms of the existing FSC Investment Advisory Agreement relationship with FSC remain unchanged.
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
Pursuant to the FSC Investment Advisory Agreement, the Part I Fee with respect to FSC's Pre-Incentive Fee Net Investment Income for each quarter through December 31, 2016 is as follows:

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

See “Recent Developments” for a description of the fourth amended and restated FSC Investment Advisory Agreement that FSC and Fifth Street Management entered into on March 20, 2017, which is effective as of January 1, 2017.
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

Results of Operations
Year ended December 31, 2016 compared to year ended December 31, 2015
Revenues
Management fees.  Total management fees were $73.8 million for the year ended December 31, 2016, which represented a $14.7 million, or 16.6%, decrease from $88.5 million for the year ended December 31, 2015. The decrease in management fees was primarily due to a reduction in the contractual base management fee rate charged to FSC from 2.00% to 1.75% effective January 1, 2016, as well as lower levels of fee earning assets at FSC and our other managed funds.
Other fees.  Other fees were $8.6 million for the year ended December 31, 2016, which represented a $0.5 million, or 5.0%, decrease from $9.1 million for the year ended December 31, 2015. The decrease was primarily due to slightly lower level of allocable direct fund expenses and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $42.1 million for the year ended December 31, 2016, which represented a $5.4 million, or 14.8%, increase from $36.6 million for the year ended December 31, 2015. The increase was primarily due to an increase of $6.4 million of severance payments, retention bonuses and accelerated amortization of stock-based compensation charges in the amount of $4.2 million in connection with the separation of four Holdings limited partners and $2.1 million in connection with senior level personnel during the year ended December 31, 2016, partially offset by reduced head count.
General, administrative and other.  General, administrative and other expenses were $30.6 million for the year ended December 31, 2016, which represented a $12.7 million, or 71.3%, increase from $17.9 million for the year ended December 31, 2015. The increase was primarily due to litigation and other non-recurring professional fees in the current period of $13.9 million.
Depreciation and amortization.  Depreciation and amortization expense was $4.2 million and $1.7 million for the years ended December 31, 2016 and 2015. The increase was attributable to accelerated depreciation of leasehold improvements related to the abandonment of a portion of our corporate headquarters in Greenwich, Connecticut.
Other income (expense)
For the years ended December 31, 2016 and December 31, 2015, other income (expense), net was $1.5 million and ($2.9 million), respectively. This increase was due primarily to the adjustment of the TRA liability for tax rate changes in the amount of $7.5 million, the recoveries of legal fees from our insurance carriers in the amount of $5.2 million, a $2.5 million realized gain on settlement of MMKT Notes and a $2.0 million gain on debt extinguishment, partially offset by the $10.4 million loss on investor settlement, $2.6 million realized loss on derivatives and $2.5 million increase in interest expense due to higher level of borrowings in the current year.
Provision for income taxes
The income tax provision was $9.3 million and $5.0 million, respectively, for the years ended December 31, 2016 and December 31, 2015. The increase is primarily due to the reduction to our TRA deferred tax assets as a result of a state tax law changes.
Net income (loss)
Net loss was $(2.3) million for the year ended December 31, 2016, which represented a $35.8 million, or 106.7%, decrease from net income of $33.6 million for the year ended December 31, 2015. The decrease was primarily due to the income and expense variances discussed above.

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
Other income (expense)
For the year ended December 31, 2015, other income (expense), net was ($2.9 million), which primarily consisted of interest expense related to our credit facility.
Provision (benefit) for income taxes
The income tax provision (benefit) was $5.0 million and ($2.1 million), respectively, for the years ended December 31, 2015 and December 31, 2014. The increase was primarily due to the tax benefit of net operating loss carryforwards recorded in 2014.
Net income
Net income was $33.6 million for the year ended December 31, 2015, which represented a $1.6 million, or 4.6%, decrease from $35.6 million for the year ended December 31, 2014. The decrease was primarily due to the income and expense variances discussed above.

Non-GAAP Financial Measures and Operating Metrics
Adjusted Net Income
Adjusted Net Income is a non-GAAP measure that represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, (ii) unrealized gains (losses) on beneficial interests in CLOs, MMKT Notes and derivative liabilities, (iii) certain litigation costs and related recoveries (iv) the excess of cash dividends received from our investments in FSC and FSFR over the related income recognized under the equity method of accounting and (v) other non-recurring items. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance as Adjusted Net Income is evaluated regularly by our management as a decision tool for deployment of resources. We believe that reporting Adjusted Net Income is helpful in understanding our business and that investors should review the same supplemental non-GAAP financial measures that our management uses to analyze our performance. Adjusted Net Income has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our financial results prepared in accordance with GAAP. The use of Adjusted Net Income without consideration of related GAAP measures is not adequate due to the adjustments described above. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below, which are prepared in accordance with GAAP.
Income before income tax benefit (provision) is the GAAP financial measure most comparable to Adjusted Net Income. The following table provides a reconciliation of income before income tax benefit (provision) to Adjusted Net Income (shown in thousands):

	Years ended December 31,
	2016	2015	2014
Income before provision for income taxes	$7,096	$38,603	$33,473
Adjustments:
Compensation-related charges (a)(b)(c)	18,732	6,111	25,025
Gain on extinguishment of MMKT Notes (d)	(2,519)	—	—
Unrealized (gain) loss on beneficial interests in CLOs (e)	(97)	1,080	—
FSC follow-on equity offering underwriting costs (e)	—	—	822
Lease termination/abandonment charges (benefit) (f)	2,612	(72)	707
Professional fees and other expenses in connection with our IPO	—	—	1,118
Adjustment of TRA liability for tax rate change (g)	(7,526)	—	—
Gain on extinguishment of debt (h)	(2,000)	—	—
Litigation and other non-recurring legal costs (i)	14,004	2,685	—
Loss on legal settlement (j)	9,250	—	—
Insurance recoveries (j)	(14,446)	—	—
Loss on investor settlement (k)	10,419	—	—
Realized loss on derivatives (l)	2,613	—	—
Distributions from equity method investments (m)	4,936	427	—
Adjusted Net Income (n)	$43,074	$48,834	$61,145
__________________

(a)
For the years ended December 31, 2016, and 2015 and 2014, this amount includes $5.2 million, $1.0 million and $1.8 million respectively, of amortization expense relating to the conversion and vesting of member interests in connection with the Reorganization.

(b)
For the years ended December 31, 2016 and December 31, 2015, this amount includes $6.8 million and $5.1 million, respectively, of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our IPO. For the year ended December 31, 2014, this amount includes: (1) $3.1 million of noncash compensation expense relating to the separation of a former equity member in May 2014, (2) $3.1 million of cash payments to purchase the equity interest from a former member, (3) $15.1 million of noncash compensation expense relating to our Reorganization and IPO, (4) $1.1 million of cash bonus awards paid to certain of our employees in connection with our IPO and (5) $0.8 million of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our IPO.

(c)	For the year ended December 31, 2016, this amount includes $6.7 million of severance payments and retention bonuses.

(d)	Represents the gain that resulted from the settlement and cancellation of MMKT Notes.

(e)	Represents the change in fair value on our beneficial interests in CLOs on which we have elected the fair value option.

(f)
For the year ended December 31, 2016, this amount represents non-recurring charges related to the abandonment of a portion of our office space at our corporate headquarters in Greenwich, CT. This amount is comprised of a $1.1 million loss representing the present value of the remaining contractual lease payments related to the vacated space (net of estimated sublease income), $2.8 million of accelerated depreciation and amortization, partially offset by a $0.9 million write-off of related deferred rent liabilities and $0.4 million of adjustments related to prior lease abandonment charges. For the year ended December 31, 2015, this amount includes non-recurring benefits for termination payments and related exit costs accrued at present value relating to our office leases.

(g)
Represents the reduction of payables to TRA recipients as a result of certain changes to Connecticut state tax law that were passed in May 2016 (effective January 1, 2016), which resulted in a lower state income tax rate.

(h)	Represents the loan forgiveness granted by the DECD as a result of achieving certain job milestones.

(i)
Represents the expenses incurred in connection with litigation and other non-recurring matters. For the year ended December 31, 2016, this amount is comprised of $12.6 million of litigation-related costs and $1.4 million of other non-recurring costs.

(j)
These amounts relate to the FSAM class action lawsuit settlement in the amount of $9.3 million which will be covered by insurance proceeds as well as an additional $5.1 million of insurance recoveries related to professional fees incurred in connection with various legal matters.

(k)	Represents the loss recognized by us in connection with the premium paid on our and our principal stockholder's purchase of FSC shares in connection with the RiverNorth settlement.

(l)	Represents gains or losses on a warrant and swap agreement issued by us to RiverNorth in connection with the settlement.

(m)	Represents the excess of the cash dividends received from our investments in FSC and FSFR over the related income recognized under the equity method of accounting.

(n)	Adjusted Net Income is presented on a pre-tax basis.
Assets under management
AUM is an operating metric that is commonly used in the alternative asset management industry. AUM refers to assets under management of the Fifth Street Funds and material control investments of these funds. Our calculations of AUM and fee-earning AUM may differ from the calculations of other alternative asset managers and, as a result, this measure may not be comparable to similar measures presented by others. In addition, our definitions of AUM and fee-earning AUM are not based on any definition of AUM or fee-earning AUM that is set forth in the agreements governing our funds and may differ from definitions of AUM set forth in other agreements to which we are a party from time to time, including the agreements governing our revolving credit facility. Further, AUM and fee-earning AUM are not measures calculated in accordance with GAAP. Our AUM equals the sum of the following:

•	the net asset value, or NAV of such funds and investments;

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions); and

•	uncalled committed debt and equity capital (including commitments to funds that have yet to commence their investment periods).
The following table provides a roll-forward of AUM for the years ended December 31, 2016, 2015 and 2014 (shown in thousands):

	Years ended December 31,
	2016	2015	2014
Beginning balance	$5,295,612	$6,301,260	$4,377,364
Commitments and equity raises	75,000	413,061	549,780
Subscriptions, deployments and changes in leverage	(435,927)	(1,225,326)	1,481,390
Redemptions and distributions	(164,698)	(175,324)	(178,082)
Change in fund value	(56,492)	(18,059)	70,808
Ending balance	$4,713,495	$5,295,612	$6,301,260
Average AUM	$5,004,554	$5,798,436	$5,399,312

The following tables provide a roll-forward of AUM by fund strategy for the years ended December 31, 2016, 2015 and 2014 (shown in thousands):

	Year ended December 31, 2016
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$3,518,119	$989,702	$90,090	$697,701	$—	$5,295,612
Commitments and equity raises	—	25,000	—	—	50,000	75,000
Subscriptions, deployments and changes in leverage	(415,808)	(57,395)	(5,123)	42,399	—	(435,927)
Redemptions and distributions	(104,836)	(24,310)	(17,385)	(18,167)	—	(164,698)
Change in fund value	(76,640)	10,205	5,826	4,117	—	(56,492)
Ending balance	$2,920,835	$943,202	$73,408	$726,050	$50,000	$4,713,495
Average AUM	$3,219,477	$966,452	$81,749	$711,876	$25,000	$5,004,554

	Year ended December 31, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,911,422	$791,103	$74,710	$524,025	$6,301,260
Commitments and equity raises	—	175,000	27,650	210,411	413,061
Subscriptions, deployments and changes in leverage	(1,267,903)	59,515	441	(17,379)	(1,225,326)
Redemptions and distributions	(105,559)	(31,677)	(14,368)	(23,720)	(175,324)
Change in fund value	(19,841)	(4,239)	1,657	4,364	(18,059)
Ending balance	$3,518,119	$989,702	$90,090	$697,701	$5,295,612
Average AUM	$4,214,770	$890,403	$82,400	$610,863	$5,798,436

	Year ended December 31, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,364	$4,148,794	$213,873	$10,333	$—	$4,377,364
Commitments and equity raises	—	138,139	276,182	45,900	89,559	549,780
Subscriptions, deployments and changes in leverage	(182)	727,507	308,581	15,742	429,742	1,481,390
Redemptions and distributions	(4,722)	(151,183)	(21,013)	(294)	(870)	(178,082)
Change in fund value	540	48,165	13,480	3,029	5,594	70,808
Ending balance	$—	$4,911,422	$791,103	$74,710	$524,025	$6,301,260
Average AUM	$2,182	$4,530,108	$502,488	$42,521	$262,013	$5,339,312

We generally use fee-earning AUM as a metric to measure changes in the assets from which we earn management or performance fees. Total AUM tends to be a better measure of our investment and fundraising performance as it reflects assets at fair value plus available uncalled capital on which we earn fees.
Fee-earning AUM
Fee-earning AUM refers to AUM on which we directly or indirectly earn management fees. Our fee-earning AUM equals the sum of the following:

•	the NAV of the Fifth Street Funds and their material control investments; and

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions).

The following table provides a roll-forward of fee-earning AUM for the years ended December 31, 2016, 2015 and 2014 (shown in thousands):

	Years ended December 31,
	2016	2015	2014
Beginning balance	$4,351,768	$5,554,013	$3,929,066
Commitments and equity raises	77,229	338,182	533,980
Subscriptions, deployments and changes in leverage	(546,007)	(1,347,989)	1,199,780
Redemptions and distributions	(149,561)	(173,323)	(177,608)
Change in fund value	(60,040)	(19,115)	68,795
Ending balance	$3,673,389	$4,351,768	$5,554,013
Average fee-earning AUM	$4,012,578	$4,952,890	$4,747,540
Effective annualized management fee rate	1.84%	1.79%	2.01%
The following tables provide a roll-forward of fee-earning AUM by fund strategy for the years ended December 31, 2016, 2015 and 2014 (shown in thousands):

	Year ended December 31, 2016
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$2,833,083	$807,558	$29,587	$681,540	$—	$4,351,768
Commitments and equity raises	—	25,000	—	52,229	—	77,229
Subscriptions, deployments and changes in leverage	(364,424)	(132,498)	(303)	(48,782)	—	(546,007)
Redemptions and distributions	(104,836)	(24,310)	(2,248)	(18,167)	—	(149,561)
Change in fund value	(76,640)	10,205	2,278	4,117	—	(60,040)
Ending balance	$2,287,183	$685,955	$29,314	$670,937	$—	$3,673,389
Average fee-earning AUM	$2,560,133	$746,756	$29,451	$676,239	$—	$4,012,578
Effective annualized management fee rate	2.36%	1.39%	0.64%	0.40%	—%	1.84%
Fee-earning AUM was $3.7 billion as of December 31, 2016, which represented a $678.4 million, or 15.6%, decrease from $4.3 billion as of December 31, 2015. The net decrease was primarily due to changes in leverage and distributions at FSC and FSFR.

	Year ended December 31, 2015
	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,366,621	$662,654	$39,301	$485,437	$5,554,013
Commitments and equity raises	—	175,000	5,000	158,182	338,182
Subscriptions, deployments and changes in leverage	(1,408,138)	5,820	(2,948)	57,277	(1,347,989)
Redemptions and distributions	(105,559)	(31,677)	(12,367)	(23,720)	(173,323)
Change in fund value	(19,841)	(4,239)	601	4,364	(19,115)
Ending balance	$2,833,083	$807,558	$29,587	$681,540	$4,351,768
Average fee-earning AUM	$3,599,852	$735,106	$34,444	$583,488	$4,952,890
Effective annualized management fee rate	2.06%	1.63%	0.82%	0.39%	1.79%

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

	Year ended December 31, 2014
	Structured Equity	FSC	FSFR	FSOF	Senior Loan Funds	Total
Beginning balance	$4,001	$3,776,195	$148,870	$—	$—	$3,929,066
Commitments and equity raises	—	138,139	276,182	30,100	89,559	533,980
Subscriptions, deployments and changes in leverage	35	555,305	245,135	8,151	391,154	1,199,780
Redemptions and distributions	(4,542)	(151,183)	(21,013)	—	(870)	(177,608)
Change in fund value	506	48,165	13,480	1,050	5,594	68,795
Ending balance	$—	$4,366,621	$662,654	$39,301	$485,437	$5,554,013
Average fee-earning AUM	$2,001	$4,071,408	$405,762	$19,651	$242,718	$4,741,540
Effective annualized management fee rate	—%	2.08%	1.64%	0.79%	0.26%	2.01%
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
Liquidity and Capital Resources
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash flows from operations, (4) net borrowings, (5) distributions received from our investments in beneficial interests in CLOs and (6) our investments in equity method investees. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the next twelve months. In addition, we may generate cash proceeds from the sale of equity securities.
Our primary sources of cash from our operations include management and administration fees, primarily generated from our BDCs, which are collected quarterly and distributions from our investments in equity method investees. Our future sources of cash may change over time. For example, effective January 1, 2016, the FSC base management fee was reduced from 2.00% to 1.75%. Additionally, our dividends received from equity method investees may change over time. In this regard, the FSC and FSFR Boards of Directors recently announced reduced distribution levels, which in turn, will reduce the amount of cash distributions received by us.
We expect that our primary liquidity needs will continue to be to (1) provide capital to facilitate our existing asset management businesses, (2) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement, (3) fund capital expenditures and litigation matters, (4) repay borrowings and related interest costs, (5) pay income taxes and (6) make distributions to our stockholders in accordance with our distribution policy.
If cash flows from operations were insufficient to fund distributions over a sustained period of time, we expect that we would suspend paying such distributions.
Cash Flows
Year ended December 31, 2016 compared to year ended December 31, 2015
Net cash provided by operating activities was $15.7 million for the year ended December 31, 2016, which represented a $51.6 million decrease from $67.3 million for the year ended December 31, 2015. The decrease was primarily due to a reduction in net income and the timing of the collection of management fees.
Net cash used in investing activities was $39.0 million for the year ended December 31, 2016, which represented a $14.7 million decrease from $53.7 million for the year ended December 31, 2015. The decrease was primarily due to $6.2 million less purchases of equity method investments and beneficial interests in CLOs in the current year as compared to the prior year and a $4.8 million incremental distributions received from FSOF in the current period.

Net cash provided by (used in) financing activities was $12.8 million for the year ended December 31, 2016, which represented a $12.5 million increase from $0.3 million for the year ended December 31, 2015. The increase was primarily due to the timing and level of distributions to the Holdings Limited Partners, proceeds from loan payable, and repayments of notes to the Holdings Limited Partners in the prior year.
Share Repurchase Program
On May 11, 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. Under the repurchase program, we are authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program was reauthorized by our Board of Directors on May 11, 2016 for the repurchase of up to $20.0 million of our Class A common stock and will terminate on May 11, 2017, unless earlier terminated or extended by our Board of Directors, and may be suspended for periods or discontinued at any time. During the year ended December 31, 2015, FSAM repurchased and retired 217,641 and 193,583 shares, respectively, of its Class A common stock at a weighted average price of $8.47 per share pursuant to this program, resulting in aggregate cash consideration paid for these repurchases of $1.8 million. As of December 31, 2015, we held 24,058 shares of treasury stock. For the year ended December 31, 2016, there were no repurchases.
Revolving Credit Facility
On November 4, 2014, Fifth Street Holdings entered into a credit agreement, or the Original Credit Agreement, for a revolving credit facility, or the Credit Facility, that was jointly led by Morgan Stanley Senior Funding, Inc. and Sumitomo Mitsui Banking Corporation. On February 29, 2016, Fifth Street Holdings entered into Amendment No. 1 to the Original Credit Agreement, or Amendment No. 1, which reduced the aggregate revolver commitments of the lenders under the Original Credit Agreement from $176 million to $146 million. Amendment No. 1 also provided, among other things, that certain risk retention debt incurred by subsidiaries engaged solely in managing collateralized loan obligations shall be permitted debt and excluded from certain financial covenant calculations, including leverage and interest coverage ratios. We refer to the Original Credit Agreement, as amended by Amendment No. 1, as the Credit Agreement. We intend to continue to use the Credit Facility, together with available cash, to, among other things: (i) provide capital to facilitate the growth of our existing businesses and funds, (ii) fund a portion of our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into complementary businesses and funds, (iv) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement, (v) provide working capital, and, potentially, seed capital for future investments and (vi) fund distributions to us so that we may pay dividends to our stockholders. As of December 31, 2016 and December 31, 2015, we had $102.0 million and $65.0 million of outstanding borrowings under the Credit Facility, respectively.
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

We were in compliance with all covenants under the Credit Facility as of December 31, 2016. However, we did not have any additional material undrawn capacity under the Credit Facility due to the covenant limitations described above.
Risk Retention Term Loan
On September 28, 2015, CLO Management, our wholly-owned consolidated subsidiary, entered into a Risk Retention Term Loan to provide financing for its purchase of up to $17.0 million of CLO II senior notes at a variable rate based on either

LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the Risk Retention Term Loan totaled $17.0 million, of which $13.0 million remained outstanding, and accrue interest at a rate based on the interest rate on the financed notes and the weighted current cost basis which was 4.07% as of December 31, 2016. Our beneficial interests in CLO II in the aggregate amount of $20.5 million at fair value are pledged as collateral for the Risk Retention Term Loan. The facility matures on September 29, 2027 with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger. The Risk Retention Term Loan contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. We were in compliance with all covenants under the Risk Retention Term Loan as of December 31, 2016.
Dividend Policy
We are a holding company and have no material assets other than our approximately 13% limited partnership interest in Fifth Street Holdings and our controlling interest and related rights as its sole general partner. As a result, we depend upon distributions from our subsidiaries to pay any dividends that our Board of Directors may declare to be paid to the holders of our Class A common stock. When our Board of Directors declares dividends, we will cause Fifth Street Holdings to make distributions to us in an amount sufficient to cover the dividends declared. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. We may not pay dividends to the holders of our Class A common stock in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. We may or may not borrow to fund dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.
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

The following table reflects the dividends per share that we have declared on our Class A common stock from January 1, 2015 through December 31, 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
January 15, 2015	March 31, 2015	April 15, 2015	$0.30	$1.8 million
May 11, 2015	June 30, 2015	July 15, 2015	0.17	1.0 million
August 10, 2015	September 30, 2015	October 15, 2015	0.17	1.0 million
November 23, 2015	December 31, 2015	January 15, 2016	0.17	1.0 million
March 14, 2016	March 31, 2016	April 15, 2016	0.10	0.6 million
May 11, 2016	June 30, 2016	July 15, 2016	0.10	0.6 million
August 10, 2016	September 30, 2016	October 14, 2016	0.10	0.7 million
November 9, 2016	December 30, 2016	January 13, 2017	0.125	0.8 million
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
As a result of certain changes to Connecticut state tax law that were passed in May 2016 (effective January 1, 2016), which resulted in a lower state income tax rate, we reduced our payable to TRA recipients by $7,525,901 which is included in other income (expense) in the Consolidated Statements of Income. As of December 31, 2016, payments due to the TRA Recipients under the TRA totaled $35,990,255, after this adjustment.
In connection with the finalization of the 2014 tax returns in 2015, FSAM paid $340,713, representing the initial payment associated with the TRA liability. In connection with the finalization of the 2015 tax returns in October 2016, FSAM paid $1,969,958 to the TRA recipients. Within the next 12 month period, we expect to pay approximately $800,000 of the total amount of estimated TRA liability. Such amount was determined by estimating the amount of taxable income and specified deductions subject to the TRA which are expected to be realized by FSAM for the related tax year. These calculations are performed pursuant to the terms of the TRAs.
Off-Balance Sheet Arrangements
In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations.
Contractual Obligations, Commitments and Contingencies
There were no significant changes in contractual obligations, commitments and contingencies other than those noted elsewhere in this Annual Report on Form 10-K. As of December 31, 2016, we did not have any unfunded capital commitments.
The following table reflects our contractual obligations as of December 31, 2016 (shown in thousands):

	Payments due by period as of December 31, 2016
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$18,454	$2,470	$4,984	$4,576	$6,424
Loan payable - State of Connecticut DECD (2)	2,200	76	718	718	688
Credit Facility payable (2)(3)	117,667	4,087	8,174	105,406	—
Loan payable - Risk Retention Term Loan (2)(4)	19,837	528	1,056	1,056	17,197
Payable to related parties pursuant to the tax receivable agreements	35,990	816	3,189	3,111	28,874
Total	$194,148	$7,977	$18,121	$114,867	$53,183
____________________
(1) Consists primarily of leases for office space under agreements with expirations ranging from month-to-month contracts to lease commitments through 2024.
(2) These amounts include future contractual interest payments.
(3) As of December 31, 2016, $102,000,000 was outstanding under the Credit Facility.
(4) As of December 31, 2016, $12,972,565 was outstanding under the Risk Retention Term Loan.

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
Principles of Consolidation
The consolidated financial statements include the entities in which we, directly or indirectly, are determined to have a controlling financial interest under Accounting Standards Codification, or ASC, Topic 810 - Consolidations, or ASC 810. Under the variable interest model, we determine whether, if by design, an entity has equity investors who lack substantive participating or kick-out rights. If equity investors do not have such rights, the entity is considered a variable interest entity ("VIE") and must be consolidated by its primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as: (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine: (a) whether an entity in which we hold a variable interest is a VIE and (b) whether our involvement, through holding interests directly or indirectly in the entity, would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment.
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
Performance Fees
Performance fees are earned from the funds managed by us based on the performance of the respective funds. We have elected to adopt Method 2 of ASC Topic 605-20 for revenue based on a formula. Under this method, we record revenue when we are entitled to performance-based fees, subject to certain hurdles or benchmarks. The performance fees for any period are based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund's income allocation provisions. The performance fees may be subject to reversal to the extent that the performance fees recorded exceed the amount due to the general partner or investment manager based on a fund's cumulative investment returns. Part II Fees are calculated and payable in arrears as of the end of each fiscal year of the BDCs and equal 20% of the BDCs' realized capital gains, if any, on a cumulative basis since inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Accordingly, the amount recognized as performance fees reflects our share of the fair value gains and losses of the associated funds, and thus, are dependent on subjective judgments in determining the funds' fair value measurements.
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
Equity Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718 - Compensation – Stock Compensation. Under the fair value recognition provision of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.
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
The carrying amounts of cash, management and performance fees receivable from affiliates, prepaid expenses, due from/to affiliates, accounts payable and accrued expenses, accrued compensation and benefits, income taxes payable and dividend payable approximate fair value due to the immediate or short-term maturity of these financial instruments.
ASC Topic 820 - Fair Value Measurements and Disclosures, or ASC 820, defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity. We engage an independent third party valuation firm to assist in the fair value measurement for our beneficial interest in CLOs.
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
Investments in equity method investees consists of our general partner interests in FSOF and investments in FSC and FSFR common stock. We exercise significant influence with respect to FSOF and the BDCs as a result of our management contracts with the affiliated fund and BDCs, and specifically with respect to the BDCs, our board of director representation.
Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements for a description of recent accounting pronouncements, including those adopted during the year ended December 31, 2016.
Recent Developments
On December 1, 2016, our Board of Directors appointed Patrick J. Dalton as Co-President, effective January 2, 2017, succeeding Todd Owens. In addition, Mr. Dalton was appointed as Chief Executive Officer and a member of the Boards of Directors of FSC and FSFR.
On January 3, 2017, we granted 287,770 restricted stock units, or RSUs, to Patrick J. Dalton, our Co-President. On January 12, 2017, we granted an aggregate of 606,718 RSUs to the following individuals and in the following amounts: 432,519 RSUs to Mr. Leonard M. Tannenbaum, our Chairman and Chief Executive Officer; 97,863 RSUs to Mr. Bernard D. Berman, our Co-President and Chief Compliance Officer; and 76,336 RSUs to Alexander C. Frank, our Chief Operating Officer and Chief Financial Officer. Each RSU represents the contingent right to receive one share of our Class A common stock. The RSUs granted to Mr. Dalton vest in installments of one-fourth on each of the first four anniversaries of the grant date. The RSUs granted to the other individuals named above vest in installments of one-third on each of the first three anniversaries of the grant date. No later than 60 days following each vesting date, one share of Class A common stock shall be issued for each RSU that becomes vested on such vesting date. The RSUs are subject to acceleration or forfeiture in certain limited circumstances.
On January 3, 2017, we granted Mr. Dalton two option awards to purchase an aggregate of 1,000,000 shares of Class A common stock. The first is an option to purchase 750,000 shares of Class A common stock that vests in equal installments of one-third on each of the first three anniversaries of the grant date, subject to Mr. Dalton’s continued employment, and has a five-year term. The second is an option to purchase 250,000 shares of Class A common stock that vests in full on the fourth anniversary of the grant date, subject to Mr. Dalton’s continued employment, and has a six-year term. All of the options were granted with an exercise price equal to $6.95, which was the closing price of our Class A common stock on the date of grant.
On January 4, 2017, pursuant to the terms of the exchange agreement, dated as of November 4, 2014, by and among us, Holdings and the limited partners of Fifth Street Holdings party thereto, Mr. Tannenbaum, Mr. Berman, Mr. James F. Velgot, a director of the Company, and certain other Holdings Limited Partners exchanged an aggregate of 8,772,450 limited partnership interests of Fifth Street Holdings for shares of our Class A common stock on a one-for-one basis and, in the case of Messrs. Tannenbaum and Berman, submitted to us 8,038,217 and 533,153 shares of our Class B common stock, respectively, for cancellation. Mr. Frank and Mr. Steven M. Noreika, the chief financial officer of FSC and FSFR, did not exercise their right to exchange limited partnership interests of Holdings for shares of Class A common stock at such time.
On January 5, 2017, we filed a shelf registration statement on Form S-3, or the Registration Statement, to register the sale of up to $100,000,000 of any combination of Class A common stock, preferred stock, warrants, rights, purchase contracts, depositary shares and units, each as described in the Registration Statement, as well as up to 26,270,012 shares of our Class A common stock to be sold by the selling stockholders identified in the Registration Statement. The Registration Statement was declared effective by the SEC on February 3, 2017.
On March 20, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of our Class A common stock. The declared dividend is payable on April 14, 2017 to stockholders of record at the close of business on March 31, 2017.
On March 20, 2017, our Board of Directors authorized Fifth Street Management to enter into a fourth amended and restated investment advisory agreement with FSC, or the New FSC Investment Advisory Agreement, subject to the approval of the FSC board of directors and the FSC stockholders. The New FSC Investment Advisory Agreement was entered into on March 20, 2017, following receipt of such approvals. The New FSC Investment Advisory Agreement (i) decreases the quarterly hurdle rate to 1.75% on the subordinated incentive fee on income payable to Fifth Street Management and (ii) implements a total return requirement, which may decrease the incentive fee payable to Fifth Street Management by 25% per quarter to the extent that FSC’s cumulative net increase in net assets resulting from operations over the “Lookback Period” is less than 20.0%. The “Lookback Period” means (1) through December 31, 2019, the period which commences on the effective date of the New FSC Investment Advisory Agreement and ends on the last day of the fiscal quarter for which the subordinated incentive fee on income is being calculated and (2) after December 31, 2019, the fiscal quarter for which the subordinated incentive fee on income is being calculated and the eleven preceding fiscal quarters. The New FSC Investment Advisory Agreement is effective as of January 1, 2017.
In March 2017, we received additional insurance recoveries related to previously incurred professional fees and we estimate that $4 million to $5 million will be recognized as other income during the three months ended March 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to our role as general partner or investment adviser to our funds, and to the sensitivity to movements in the fair value of the investments of such funds, including the effect on management fees and performance fees.
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
An incremental 10% change in fair value of the funds' investments as of December 31, 2016 would have resulted in an increase (decrease) of $3.9 million in base management fees for the year ended December 31, 2016.
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
Changes in the fair values of funds' investments may materially impact performance fees depending on the respective funds' performance relative to applicable hurdles or benchmarks. Based on an incremental 10% change in fair value of the funds' investments as of December 31, 2016, there would be no material impact on performance fees for the year ended December 31, 2016.
Effect on Other Income (Expense)
Other income (expense) includes unrealized gain (loss) from our beneficial interests in CLOs. Unrealized gain (loss) on beneficial interests in CLOs results from changes in fair value as well as the reversal of unrealized gain (loss) at the time the beneficial interests are realized. Assuming an incremental 10% change in fair value of our beneficial interests in CLOs as of December 31, 2016, we would record a $2.3 million increase (decrease) to other income (expense).
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

Interest Rate Risk
The funds we manage are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect our funds' costs of funding and their interest income from portfolio investments, cash and idle funds' investments. Risk management systems and procedures at our funds are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Investment income at our funds will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent their debt investments include floating interest rates. In addition, investments of our BDCs are carried at fair value as determined in good faith pursuant to each BDC's valuation policy and a consistently applied valuation process.
Our Revolving Credit Facility and Risk Retention Term Loan bear interest at a variable rate, and as such, we may be exposed to increased interest expense with higher market interest rates. A 1% increase in LIBOR would have resulted in an increase of $0.8 million in our interest expense for the year ended December 31, 2016.

Item 8. Consolidated Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
Fifth Street Asset Management Inc.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Fifth Street Asset Management Inc.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Fifth Street Asset Management Inc. and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 20, 2017

Fifth Street Asset Management Inc.
 Consolidated Statements of Financial Condition

	As of
	December 31, 2016	December 31, 2015
Assets		(See Note 2)
Cash	$6,727,085	$17,185,204
Management fees receivable (includes Part I Fees of $4,837,944 and $(555,663) at December 31, 2016 and December 31, 2015, respectively)	15,346,566	4,879,785
Performance fees receivable	123,300	224,618
Insurance recovery receivable	9,250,000	—
Prepaid expenses (includes $620,794 and $676,789 related to income taxes at December 31, 2016 and December 31, 2015, respectively)	2,073,393	1,284,759
Investments in equity method investees	66,176,884	32,388,943
Beneficial interests in CLOs at fair value: (cost December 31, 2016: $24,138,496; cost December 31, 2015: $24,617,568)	23,155,062	23,537,629
Due from affiliates	3,405,921	3,943,384
Fixed assets, net	5,344,332	9,893,521
Deferred tax assets	42,415,143	51,217,957
Deferred financing costs	1,426,103	1,929,433
Other assets	3,355,072	3,976,420
Total assets	$178,798,861	$150,461,653
Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$5,260,511	$5,324,842
Accrued compensation and benefits	12,516,497	10,448,260
Income taxes payable	223,694	28,559
Loans payable (including $0 and $4,738,026 at December 31, 2016 and December 31, 2015, respectively, of MMKT Notes at fair value)	14,972,565	21,710,640
Legal settlement payable	9,250,000	—
Credit facility payable	102,000,000	65,000,000
Dividends payable	1,961,863	1,748,062
Due to affiliates	30,412	24,257
Deferred rent liability	2,079,354	3,146,210
Payable to related parties pursuant to tax receivable agreements	35,990,255	45,486,114
Total liabilities	184,285,151	152,916,944
Commitments and contingencies
Equity (deficit)
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value 500,000,000 shares authorized; 6,602,374 and 5,822,672 shares issued and 6,602,374 and 5,798,614 shares outstanding as of December 31, 2016 and December 31, 2015, respectively	66,024	58,227
Class B common stock, $0.01 par value 50,000,000 shares authorized; 42,856,854 shares issued and outstanding as of December 31, 2016 and December 31, 2015	428,569	428,569
Additional paid-in capital	6,354,291	2,661,253
Accumulated deficit	(1,726,061)	(30,905)
	5,122,823	3,117,144
Less: Treasury stock, at cost: 24,058 shares as of December 31, 2015	—	(180,064)
Total stockholders' equity, Fifth Street Asset Management Inc.	5,122,823	2,937,080
Non-controlling interests	(10,609,113)	(5,392,371)
Total deficit	(5,486,290)	(2,455,291)
Total liabilities and equity (deficit)	$178,798,861	$150,461,653

Management fees receivable, performance fees receivable and investments are with related parties. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Income

	For the Years Ended December 31,
	2016	2015	2014
Revenues		(See Note 2)
Management fees (includes Part I Fees of $26,956,347, $31,172,071 and $35,618,257 for the years ended December 31, 2016, 2015 and 2014, respectively)	$73,809,987	$88,473,650	$92,092,369
Performance fees	123,300	224,618	106,635
Other fees	8,613,835	9,068,020	10,337,588
Total revenues	82,547,122	97,766,288	102,536,592
Expenses
Compensation and benefits	42,068,643	36,636,264	53,826,682
Fund offering and start-up expenses	—	—	1,247,923
General, administrative and other expenses	30,634,338	17,887,419	13,029,436
Depreciation and amortization	4,213,637	1,693,080	985,845
Total expenses	76,916,618	56,216,763	69,089,886
Other income (expense)
Interest income	1,446,818	653,130	13,031
Interest expense	(4,589,318)	(2,143,817)	(323,363)
Income (expense) from equity method investments	929,348	(249,310)	246,361
Realized gain on settlement of MMKT Notes	2,519,049	—	—
Unrealized gain (loss) on beneficial interests in CLOs	96,506	(1,079,939)	—
Realized loss on beneficial interests in CLOs	—	(249,033)	—
Gain on extinguishment of debt	2,000,000	—	—
Adjustment of payable to related parties pursuant to TRA	7,525,901	—	—
Loss on legal settlement	(9,250,000)	—	—
Insurance recoveries	14,446,162	—	—
Realized loss on derivatives	(2,612,932)	—	—
Loss on investor settlement	(10,419,274)	—	—
Other income (expense), net	(626,346)	122,000	90,049
Total other income (expense), net	1,465,914	(2,946,969)	26,078
Income before provision (benefit) for income taxes	7,096,418	38,602,556	33,472,784
Provision (benefit) for income taxes	9,349,790	5,045,703	(2,123,627)
Net income (loss)	(2,253,372)	33,556,853	35,596,411
Net income attributable to Predecessor	—	—	(25,631,089)
Net (income) loss attributable to non-controlling interests	722,297	(31,179,732)	(9,527,661)
Net income (loss) attributable to Fifth Street Asset Management Inc.	$(1,531,075)	$2,377,121	$437,661

Net income (loss) per share attributable to Fifth Street Asset Management Inc. Class A common stock - Basic	$(0.25)	$0.40	$0.07
Net income (loss) per share attributable to Fifth Street Asset Management Inc. Class A common stock - Diluted	$(0.27)	$0.40	$0.07
Weighted average shares of Class A common stock outstanding - Basic	6,037,500	5,913,125	6,000,033
Weighted average shares of Class A common stock outstanding - Diluted	6,037,500	5,915,174	6,000,033
`

 All revenues are earned from affiliates of the Company. All gains (losses) from investments are from related parties. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statement of Changes in Equity
For the Years Ended December 31, 2016, 2015 and 2014

	Members' Equity of Predecessor	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Non-Controlling Interests	Total Equity (Deficit)
		Shares	Amount	Shares	Amount

Balance, December 31, 2013	$21,024,514	—	$—	—	$—	$—	$—	$—	$—	$21,024,514
Capital contributions	12,405,868	—	—	—	—	—	—	—	—	12,405,868
Amortization of equity-based compensation	1,487,646	—	—	—	—	—	—	—	—	1,487,646
Reclassification of distributions to former members	800,381	—	—	—	—	—	—	—	—	800,381
Purchase of former member interests	2,327,548	—	—	—	—	—	—	—	—	2,327,548
Distributions	(73,686,241)	—	—	—	—	—	—	—	—	(73,686,241)
Issuance of Class A common shares	—	33	—	—	—	1,000	—	—	—	1,000
Net income	43,343,034	—	—	—	—	—	—	—	—	43,343,034
Balance, November 4, 2014	7,702,750	33	—	—	—	1,000	—	—	—	7,703,750
Net loss from effects of Reorganization and IPO	(17,711,945)	—	—	—	—	—	—	—	—	(17,711,945)
Other adjustments related to Reorganization and IPO	15,377,397	—	—	—	—	—	—	—	—	15,377,397
Allocation of pre-IPO earnings	(5,368,202)	—	—	—	—	—	760,418	—	4,607,784	—
Balance, November 4, 2014. as adjusted	—	33	—	—	—	1,000	760,418	—	4,607,784	5,369,202
Issuance of Class A common shares in IPO	—	6,000,000	60,000	—	—	95,820,000	—	—	—	95,880,000
Issuance of Class B common shares	—	—	—	42,856,854	428,569	(428,569)	—	—	—	—
Purchase of Fifth Street Holdings L.P. limited partner interests	—	—	—	—	—	(95,880,000)	—	—	—	(95,880,000)
Amortization of equity-based compensation	—	—	—	—	—	984,344	—	—	—	984,344
Net tax benefit in connection with tax receivable agreements	—	—	—	—	—	8,359,984	—	—	—	8,359,984
IPO costs	—	—	—	—	—	(3,881,686)	—	—	—	(3,881,686)
Special allocation of adjustments related to Revision	—	—	—	—	—	—	16,870	—	(16,870)	—
Net income	—	—	—	—	—	—	437,661	—	9,527,661	9,965,322
Balance, December 31, 2014 (see Note 2)	—	6,000,033	60,000	42,856,854	428,569	4,975,073	1,214,949	—	14,118,575	20,797,166
Capital contributions	—	—	—	—	—	—	—	—	4,112,873	4,112,873
Distributions to Holdings limited partners	—	—	—	—	—	—	—	—	(59,683,696)	(59,683,696)
Accrued and paid dividends - $0.81 per Class A common share	—	—	—	—	—	(1,262,774)	(3,533,161)	—	—	(4,795,935)
Accrual of dividends on restricted stock units	—	—	—	—	—	—	(89,814)	—	(668,394)	(758,208)
Issuance of Class A common shares	—	16,222	162	—	—	—	—	—	—	162
Repurchase and retirement of Class A common shares	—	(193,583)	(1,935)	—	—	(1,667,141)	—	—	—	(1,669,076)
Repurchase of Class A common shares	—	—	—	—	—	—	—	(180,064)	—	(180,064)
Amortization of equity-based compensation	—	—	—	—	—	616,095	—	—	5,548,539	6,164,634
Net income	—	—	—	—	—	—	2,377,121	—	31,179,732	33,556,853
Balance, December 31, 2015 (see Note 2)	—	5,822,672	58,227	42,856,854	428,569	2,661,253	(30,905)	(180,064)	(5,392,371)	(2,455,291)
Cumulative effect of ASU 2016-09 adoption	—	—	—	—	—	145,127	(164,081)	—	(160,023)	(178,977)
Accrued and paid dividends - $0.425 per Class A common share	—	—	—	—	—	(2,649,627)	—	—	—	(2,649,627)
Accrued and paid dividends on restricted stock units	—	—	—	—	—	(25,532)	—	—	(186,075)	(211,607)
Issuance of shares in connection with vesting of RSUs	—	43,701	437	—	—	—	—	—	—	437
Issuance of shares to settle derivative liability	—	760,059	7,601	—	—	3,259,559	—	—	—	3,267,160
Retirement of Class A common stock	—	(24,058)	(241)	—	—	(179,823)	—	180,064	—	—
Deemed capital contribution	—	—	—	—	—	676,617	—	—	5,134,177	5,810,794
Distributions to Holdings limited partners	—	—	—	—	—	—	—	—	(19,084,053)	(19,084,053)
Reallocation of equity for changes in ownership interest	—	—	—	—	—	1,610,090	—	—	(1,610,090)	—
Amortization of equity-based compensation	—	—	—	—	—	856,627	—	—	11,411,619	12,268,246
Net income	—	—	—	—	—	—	(1,531,075)	—	(722,297)	(2,253,372)
Balance, December 31 2016	$—	6,602,374	$66,024	42,856,854	$428,569	$6,354,291	$(1,726,061)	$—	$(10,609,113)	$(5,486,290)

 See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities		(See Note 2)
Net income (loss)	$(2,253,372)	$33,556,853	$35,596,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,930,544	1,409,987	752,144
Amortization of fractional interests in aircrafts	283,093	283,093	233,701
Amortization of deferred financing costs	503,330	503,331	83,888
Amortization of equity-based compensation	12,274,401	6,185,588	4,953,078
Compensation charges related to Reorganization and IPO	—	—	13,856,529
Write-off of capitalized software costs	624,512	—	—
Unrealized (gain) loss on beneficial interests in CLOs	(96,506)	1,079,939	—
Distributions of earnings from equity method investments	3,467,366	—	—
Interest income accreted on beneficial interest in CLOs	(1,446,783)	(652,132)	—
Interest expense on MMKT Notes	92,119	138,026	—
Realized loss on beneficial interests in CLOs	—	249,033	—
Deferred taxes	8,802,814	5,158,958	(2,238,810)
Deferred rent	(1,066,856)	(115,224)	1,281,288
Reclassification of distributions to former member	—	—	1,919,569
Realized gain on settlement of MMKT Notes	(2,519,049)	—	—
Loss on investor settlement	10,419,274	—	41,951
Loss on lease abandonment	1,240,928	—	657,584
Gain on extinguishment of debt	(2,000,000)	—	—
Adjustment of TRA liability for tax rate change	(7,525,901)	—	—
Realized loss on derivatives	3,267,160	—	—
Income from equity method investments	(929,348)	186,535	(246,361)
Fair value adjustment – due to former member	—	—	270,538
Changes in operating assets and liabilities:
Management fees receivable	(10,466,781)	18,648,964	(2,118,986)
Performance fees receivable	22,598	(117,983)	(106,635)
Insurance recovery receivable	(9,250,000)	—	—
Prepaid expenses	(788,634)	111,123	(1,068,269)
Due from affiliates	537,463	(143,842)	48,949
Other assets	338,255	(62,155)	—
Accounts payable and accrued expenses	(1,307,370)	2,279,191	909,639
Accrued compensation and benefits	2,068,237	(647,288)	10,557,513
Income taxes payable	195,135	(332,493)	175,472
Legal settlement payable	9,250,000	—	—
Due to Principal	—	(16,863)	—
Due to affiliates	6,155	20,792	(2,671,334)
Due to former member	—	(59,316)	(2,363,975)
Payables related to TRA	(1,969,958)	(340,714)	—
Net cash provided by operating activities	15,702,826	67,323,403	60,523,884
Cash flows from investing activities
Purchases of fixed assets	(21,699)	(404,733)	(9,506,416)
Purchases of capitalized software	—	(624,512)	—
Purchases of equity method investments	(49,210,434)	(33,889,016)	(3,956,813)
Redemptions of equity method investments	6,000,000	1,200,000	—
Distributions from equity method investments	2,354,715	382,687	87,745
Distributions received from beneficial interest in CLO	1,925,855	528,853	—
Proceeds from sale of beneficial interest in CLO	—	653,900	—
Purchases of fractional interest in aircraft	—	—	(1,763,674)
Purchases of beneficial interest in CLO	—	(21,523,027)	—
Net cash used in investing activities	(38,951,563)	(53,675,848)	(15,139,158)
Cash flows from financing activities
Proceeds from sale of Class A common shares	—	—	1,000
Proceeds from sale of Class A common shares	—	—	95,880,000
Initial public offering costs paid	—	—	(3,741,134)
Purchase of limited partner interests in Fifth Street Holdings L.P.	—	—	(95,880,000)
Proceeds from borrowings under credit facility	40,000,000	78,000,000	12,000,000

Fifth Street Asset Management Inc.
Consolidated Statements of Cash Flows

Repayments under credit facility	(3,000,000)	(25,000,000)	—
Repayments of notes payable	(2,311,145)	(9,046,929)	—
Proceeds from risk retention term loan	—	16,972,614	—
Repayments of risk retention term loan	—	(4,000,000)	—
Proceeds from issuance of MMKT notes	—	4,600,000	—
Deferred financing costs paid	—	—	(2,516,652)
Capital contributions from members	—	—	2,222,560
Capital contributions from non-controlling interests	—	20,000	—
Distributions to members	(19,084,053)	(55,590,824)	(54,128,220)
Repurchases of Class A common stock	—	(1,849,140)	—
Dividends to Class A shareholders	(2,814,184)	(3,806,080)	—
Net cash provided by (used in) financing activities	12,790,618	299,641	(46,162,446)
Net increase (decrease) in cash	(10,458,119)	13,947,196	(777,720)
Cash, beginning of period	17,185,204	3,238,008	4,015,728
Cash, end of period	$6,727,085	$17,185,204	$3,238,008

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,935,709	$1,311,367	$100,000
Cash paid during the period for income taxes	$251,236	$1,064,200	$—
Non-cash investing activities:
Fixed asset purchases included in accounts payable	$—	$—	$139,671
Non-cash exchange of other assets	$—	$—	$(673,826)
Non-cash contribution to FSOF	$(78,720)	$(106,635)	$—
Non-cash distribution from FSOF	$78,720	$106,635	$—
Non-cash financing activities:
Non-cash conversion of MMKT Notes	$—	$2,950,000	$—
Accrued dividends	$(1,961,863)	$(1,748,062)	$—
Non-cash capital contribution by members	$—	$4,092,873	$10,183,308
Non-cash distribution to members	$—	$(4,092,873)	$(19,428,769)
Issuance of Class A common shares	$—	$198,056	$—
Due to Principals and Affiliates for distributions to former members of Predecessor	$—	$—	$9,123,108
Establishment of deferred tax assets related to tax receivable agreements	$—	$—	$(55,733,229)
Initial recording of amounts payable to related parties pursuant to tax receivable agreements	$—	$—	$47,373,245
IPO costs included in accounts payable	$—	$—	$140,552
Issuance of Class B common shares	$—	$—	$428,569
Deemed capital contribution	$5,810,794	$—	$—
Issuance of shares to settle derivative liability	$3,267,160	$—	$—

 All revenues are earned from affiliates of the Company. All gains (losses) from investments are from related parties. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 1. Organization
Fifth Street Asset Management Inc. ("FSAM"), together with its consolidated subsidiaries (collectively, the "Company"), is an alternative asset management firm headquartered in Greenwich, CT that provides asset management services to its investment funds (referred to as the "Fifth Street Funds" or the "funds"), which, as of December 31, 2016, consist primarily of Fifth Street Finance Corp. (formed on January 2, 2008, "FSC") and Fifth Street Senior Floating Rate Corp. (formed on May 22, 2013, "FSFR"), both publicly-traded business development companies regulated under the Investment Company Act of 1940 (together, the "BDCs"). The Company conducts all of its operations through its consolidated subsidiaries, Fifth Street Management LLC ("FSM"), Fifth Street CLO Management LLC ("CLO Management") and FSCO GP LLC ("FSCO GP").
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Exchange Agreement
In connection with the Reorganization, FSAM entered into an exchange agreement with the limited partners of Fifth Street Holdings that granted each limited partner of Fifth Street Holdings, and certain permitted transferees, the right, beginning two years after the closing of the IPO and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications (collectively referred to as the "Exchange Agreement"). As a result, each limited partner of Fifth Street Holdings, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A common stock of FSAM, which can more readily be sold in the public markets. As of December 31, 2016 and December 31, 2015, FSAM held approximately 13.0% and 11.6% of Fifth Street Holdings, respectively. FSAM’s percentage ownership in Fifth Street Holdings will continue to change as Holdings LP Interests are exchanged for Class A common stock of FSAM or when FSAM otherwise issues or repurchases FSAM common stock. See Note 15 for a description of the exchanges of Holdings LP Interests for shares of Class A common stock that occurred on January 4, 2017.
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
RiverNorth Settlement
On February 18, 2016, the Company entered into a purchase and settlement agreement ("PSA") with RiverNorth Capital Management, LLC ("RiverNorth") pursuant to which RiverNorth would withdraw its competing FSC proxy solicitation. In connection with the execution and delivery of the PSA, on March 24, 2016, the Company purchased 4,078,304 shares of common stock of FSC for $25.0 million of cash at a purchase price of $6.13 per share, net of certain dividends payable to the Company pursuant to the PSA, resulting in a loss of $4,608,480, which represents the premium paid by the Company in excess of the FSC closing share price on the date of the transaction. Pursuant to a letter agreement with the Company, Leonard M. Tannenbaum purchased 5,142,296 shares of common stock of FSC from RiverNorth at a net purchase price of $6.13 per share, resulting in a loss of $5,810,794 which represents the premium paid by Mr. Tannenbaum in excess of the FSC closing share price on the date of the transaction. Such amount was recorded as a loss in the Consolidated Statement of Income and as a deemed contribution/distribution in the Consolidated Statement of Changes in Stockholder's Equity since Mr. Tannenbaum holds a controlling interest in FSAM and the Company directly benefited from this payment. The total premium paid by the Company and Mr. Tannenbaum in the amount of $10,419,274 was recorded as a loss during the three months ended March 31, 2016.
In addition, the Company issued RiverNorth a warrant to purchase 3,086,420 shares of FSAM's Class A common stock that, upon exercise, the Company was obligated to pay RiverNorth an amount equal to the lesser of: (i) $5 million and (ii) the spread value of the warrant based on a $3.24 strike price. The warrant was exercised by RiverNorth on June 23, 2016. Refer to Note 3 for further information.
The Company also entered into a swap agreement with RiverNorth whereas on each settlement date, if the settlement date share price of FSC common stock was less than $6.25, the Company was obligated to pay RiverNorth an amount equal to the excess of $6.25 over the settlement date share price multiplied by the 3,878,542 notional shares of common stock underlying the swap. Alternatively, if the settlement date share price of FSC common stock was greater than $6.25, RiverNorth was obligated to pay the Company for the excess of the settlement date share price over $6.25 in cash. The Company was also entitled to a portion of dividends on FSC shares underlying the total return swap which were earned by RiverNorth prior to the settlement date. On September 7, 2016, the Company settled the swap agreement with RiverNorth. Refer to Note 3 for further information.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Ironsides Settlement
On September 30, 2016, the Company entered into a PSA with Ironsides Partners LLC, Ironsides Partners Special Situations Master Fund II L.P. and Ironsides P Fund L.P. (collectively, "Ironsides"). Upon execution of the PSA, Ironsides agreed that it would not, and would not permit any of its controlled Affiliates or Associates (as defined in the PSA) to, during a standstill period: (1) nominate or recommend for nomination any person for election at any annual or special meeting of stockholders of FSAM, FSC and FSFR (the "Fifth Street Parties"), directly or indirectly, (2) submit any proposal for consideration at, or bring any other business before, any annual or special meeting of any of the Fifth Street Parties' stockholders, directly or indirectly, or (3) initiate, encourage or participate in any “withhold” or similar campaign with respect to any annual or special meeting of any of the Fifth Street Parties' stockholders, directly or indirectly. During the standstill period, Ironsides shall not publicly or privately encourage or support any other stockholder to take any of the actions described above. On November 30, 2016, in connection with the execution and delivery of the PSA, the Company purchased 1,295,767 shares of common stock of FSFR for a per-share purchase price of $9.00. Pursuant to a letter agreement with the Company, Mr. Tannenbaum purchased 646,863 shares of common stock of FSFR from Ironsides for a per-share purchase price of $9.00. These purchases were not made at a premium to the market price of the FSFR shares on the date of purchase.
MMKT Exchange LLC
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT Exchange LLC (previously IMME LLC), a Delaware limited liability company ("MMKT"). MMKT was a financial technology company that sought to bring increased liquidity and transparency to middle market loans. FSM made a capital contribution of $80,000 for an 80% membership interest in MMKT. In addition, MMKT issued $5,900,000 of MMKT Notes (as defined in note 15), of which $1,300,000 was held by FSM. MMKT is consolidated in the Company’s consolidated financial statements and any intercompany balances between MMKT and FSM are eliminated.
During the year ended December 31, 2016, MMKT determined that it would cease further development of its technology and market its intellectual property for sale and distribute all available cash to its convertible noteholders as soon as practicable.
On August 8, 2016, MMKT entered into an agreement with its noteholders to settle and cancel the MMKT Notes in exchange for consideration of $2,833,050, of which $634,460 was paid to FSM. As a result of the cancellation, the Company realized a gain of $2,519,049 during the year ended December 31, 2016. In connection with the settlement and cancellation of the MMKT notes, FSM incurred an expense of $100,000 that was paid to third-party noteholders in exchange for a release of claims against FSM and MMKT, which is included in Other income (expense) in the Consolidated Statements of Income.
On August 12, 2016, MMKT sold the rights to its platform, including all intellectual property, in exchange for $50,000 and distributed the proceeds to its noteholders, including $11,197 which was distributed to FSM. The Company recognized a gain of $50,000 related to this sale within Other income (expense) in the Consolidated Statements of Income.
On December 30, 2016, MMKT was dissolved and a final distribution of $69,480 was made to the noteholders, including $15,560 which was distributed to FSM.

Note 2. Significant Accounting Policies
Revision of Previously Issued Financial Statements for Correction of Immaterial Errors
During the three months ended September 30, 2016, the Company identified an error related to the accounting treatment of its investments in common shares of the BDCs. In September 2015, the Company began purchasing common stock in the BDCs and treated such shares as available-for-sale securities under Accounting Standards Codification (“ASC”) Topic 320, Investments - Debt and Equity Securities. In 2016, the Company made substantial additional purchases of the BDC common stock. As a result, the Company revisited its accounting method for the shares held. The Company determined that it does exert significant influence over the BDCs and accordingly, its investments in the BDCs should have been accounted for as equity method investments under ASC Topic 323, Investments - Equity Method and Joint Ventures, since inception. As of December 31, 2015, the cumulative error was an overstatement of income from equity method investments of $0.3 million, an overstatement of other income of $0.2 million (resulting in a net decrease to income before provision for income taxes of $0.5 million), and an overstatement of other comprehensive income of $0.4 million. The Company assessed the materiality of these errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

material to any of its previously issued financial statements. However, in order to correctly present the shares as an equity method investment in the appropriate period, management revised previously issued financial statements. The Company also corrected immaterial out-of-period adjustments that had been previously reported.
Set forth below is a summary of the amounts and financial statement line items impacted by these revisions for the year ended December 31, 2015 presented in this Form 10-K.

	As of December 31, 2015
Consolidated Statement of Financial Condition:	As previously reported	Adjustments	As revised
Investments in equity method investees	$6,427,272	$25,961,671	$32,388,943
Investments in available-for-sale securities at fair value	26,771,258	(26,771,258)	—
Deferred tax assets	51,180,237	37,720	51,217,957
Total assets	$151,233,520	$(771,867)	$150,461,653
Accumulated other comprehensive income	27,276	(27,276)	—
Retained earnings	—	(30,905)	(30,905)
Total stockholders' equity, Fifth Street Asset Management Inc.	2,995,261	(58,181)	2,937,080
Non-controlling interests	(4,678,685)	(713,686)	(5,392,371)
Total equity (deficit)	(1,683,424)	(771,867)	(2,455,291)
Total liabilities and equity	$151,233,520	$(771,867)	$150,461,653

	Year Ended December 31, 2015
Consolidated Statement of Income:	As previously reported	Adjustments	As revised
Income (loss) from equity method investments	$20,630	$(269,940)	$(249,310)
Other income, net	279,405	(157,405)	122,000
Total other expense, net	(2,519,624)	(427,345)	(2,946,969)
Income before provision for income taxes	39,029,901	(427,345)	38,602,556
Provision for income taxes	5,065,420	(19,717)	5,045,703
Net income	33,964,481	(407,628)	33,556,853
Net income attributable to non-controlling interests	(31,556,455)	376,723	(31,179,732)
Net income attributable to Fifth Street Asset Management Inc.	$2,408,026	$(30,905)	$2,377,121
Net income per share attributable to Fifth Street Asset Management Inc. - Basic and Diluted	$0.41	$(0.01)	$0.40

	Year Ended December 31, 2015
Consolidated Statement of Comprehensive Income:	As previously reported	Adjustments	As revised
Net income	$33,964,481	$(407,628)	$33,556,853
Adjustment for change in fair value of available-for-sale securities	382,242	(382,242)	—
Tax effect of adjustment for change in fair value of available-for-sale securities	(18,003)	18,003	—
Total comprehensive income	34,328,720	(771,867)	33,556,853
Less: Comprehensive income attributable to non-controlling interests	(31,893,418)	713,686	(31,179,732)
Comprehensive income attributable to Fifth Street Asset Management Inc.	$2,435,302	$(58,181)	$2,377,121

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2015
Consolidated Statement of Cash Flows:	As previously reported	Adjustments	As revised
Cash flows from operating activities
Net income	$33,964,481	$(407,628)	$33,556,853
Deferred taxes	5,178,675	(19,717)	5,158,958
(Income) loss from equity method investments	(83,405)	269,940	186,535
Net cash provided by operating activities	67,480,808	(157,405)	67,323,403
Cash flows from investing activities
Purchases of equity method investments	(7,500,000)	(26,389,016)	(33,889,016)
Purchases of available-for-sale securities	(26,389,016)	26,389,016	—
Distributions from equity method investments	225,282	157,405	382,687
Net cash used in investing activities	(53,833,253)	157,405	(53,675,848)
Net increase in cash	13,947,196	—	13,947,196
Cash, beginning of period	3,238,008	—	3,238,008
Cash, end of period	$17,185,204	$—	$17,185,204
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and the requirements for reporting on Form 10-K and Regulation S-X. All significant intercompany transactions and balances have been eliminated in consolidation. For the periods presented herein, total comprehensive income (loss) is equivalent to net income (loss), and accordingly, no statements of comprehensive income (loss) are presented.
Prior to the completion of the Reorganization and the IPO, the historical financial statements consisted of the combined results of FSM, FSC, Inc., FSC CT, Inc., FSC Midwest, Inc., Fifth Street Capital West, Inc. and their wholly-owned subsidiaries and certain combined funds (collectively referred to as the "Fifth Street Management Group" or "Predecessor"), which were affiliated entities that were either wholly or substantially owned and/or under the voting control of Leonard M. Tannenbaum.
Upon the completion of the Reorganization and the IPO, FSAM became the general partner of Fifth Street Holdings and acquired a 12.0% limited partnership interest in Fifth Street Holdings. These transactions were accounted for as transactions among entities under common control, pursuant to ASC Topic 805-50, and recorded on a historical cost basis. Subsequent to the Reorganization and the IPO, Fifth Street Holdings and its wholly-owned subsidiaries (including FSM and FSCO GP) are consolidated by FSAM in the consolidated financial statements. All income attributable to the Company's Predecessor prior to the Reorganization is recorded as "Net income attributable to Predecessor" within the Consolidated Statements of Income. Subsequent to November 4, 2014, the portion of net income attributable to the limited partners of Fifth Street Holdings, excluding FSAM, is recorded as "Net income attributable to non-controlling interests" on the Consolidated Statements of Income.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and entities in which it, directly or indirectly, is determined to have a controlling financial interest under ASC Topic 810, as amended by Accounting Standards Update ("ASU") No. 2015-02. Under the variable interest model, the Company determines whether, if by design, an entity has equity investors who lack substantive participating or kick-out rights. If equity investors do not have such rights, the entity is considered a variable interest entity ("VIE") and must be consolidated by its primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity, would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
Consolidated Variable Interest Entities
Fifth Street Holdings
FSAM is the sole general partner of Fifth Street Holdings and, as such, it operates and controls all of the business and affairs of Fifth Street Holdings and its wholly-owned subsidiaries. Under ASC 810, Fifth Street Holdings meets the definition of a VIE because the limited partners do not hold substantive kick-out or participating rights. Since FSAM has the obligation to absorb expected losses and the right to receive benefits that could be significant to Fifth Street Holdings and is the sole general partner, FSAM is considered to be the primary beneficiary of Fifth Street Holdings. The assets of Fifth Street Holdings can be used to settle the obligations of FSAM based on the discretion of FSAM in its capacity as the general partner of Fifth Street Holdings.
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
Unconsolidated Variable Interest Entities
The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company's interest in such entities generally is in the form of direct interests and fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. The Company's interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs as of December 31, 2016 is $23,691,568, which represents the fair value of beneficial interests as well as management fees receivable at such date.
CLOs
In February 2015, the Company closed a securitization of the senior secured loans warehoused in Fifth Street Senior Loan Fund I, LLC ("CLO I").  In September 2015, Fifth Street Senior Loan II, LLC merged into Fifth Street SLF II Ltd. ("CLO II"), and the Company closed a securitization of the senior secured loans previously warehoused in Fifth Street Senior Loan Fund II, LLC. CLO Management, a wholly owned-consolidated subsidiary of Fifth Street Holdings, is the collateral manager of CLO I and CLO II (collectively referred to as the "CLOs"), and as such, it operates and controls all of the business and affairs of the CLOs.  Under ASC 810, the CLOs meet the definition of a VIE because the total equity at risk is not sufficient to finance it activities.
The Company determined that it did not have an obligation to absorb expected losses that could be significant to CLO I and CLO II. Therefore, the Company is not considered to be the primary beneficiary of the CLOs, and accordingly, does not

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

consolidate their financial results. As of December 31, 2016, investments held by the Company in the senior secured and subordinated notes of the CLOs are included within "Beneficial interests in CLOs at fair value" on the Consolidated Statements of Financial Condition.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions affecting amounts reported in the consolidated financial statements and accompanying notes. The most significant of these estimates are related to: (i) the valuation of equity-based compensation, (ii) the estimate of future taxable income, which impacts the carrying amount of the Company’s deferred income tax assets, (iii) the determination of net tax benefits in connection with the Company's tax receivable agreements, (iv) the valuation of the Company's investments, (v) the measurement of asset and liabilities associated with exit and disposal activities related to the abandonment of office space, (vi) the calculation of interest income accreted on beneficial interests in CLOs and (vii) the accretion of the residual excess of the Company's share of FSC and FSFR's net assets over its cost basis. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash.
For the years ended December 31, 2016, 2015 and 2014, substantially all revenues and receivables were earned or derived from advisory or administrative services provided to the BDCs and other affiliated entities.
The Company is dependent on its chief executive officer, Leonard M. Tannenbaum, who holds over 90% of the combined voting power of the Company through his ownership of shares of common stock. If for any reason the services of the Company's chief executive officer were to become unavailable, there could be a material adverse effect on the Company's operations, liquidity and profitability.
Fair Value Measurements
The carrying amounts of cash, management fees receivable, performance fees receivable, prepaid expenses, insurance recovery receivable, due from/to affiliates, accounts payable and accrued expenses, accrued compensation and benefits, income taxes payable, legal settlement payable and dividends payable approximate fair value due to the immediate or short-term maturity of these financial instruments.
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
Investments in equity method investees consists of the Company's general partner interests in an unconsolidated fund and investments in FSC and FSFR common stock. The Company exercises significant influence with respect to this fund and the BDCs as a result of its management contracts with them, and specifically with respect to the BDCs, its board of director representation.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

The Company earned interest income of $1,446,783 and $652,132, respectively, from beneficial interests in CLOs, for the years ended December 31, 2016 and December 31, 2015. There was no interest income from beneficial interests in CLOs for the year ended December 31, 2014.
Fair Value Option
The Company has elected the fair value option, upon initial recognition, for all beneficial interests in CLOs, which had a cost of $24,138,496 as of December 31, 2016. There was $96,506 of unrealized gains recorded on beneficial interests in CLOs for the year ended December 31, 2016. There were $1,079,939 of unrealized losses and $249,033 of realized losses recorded on beneficial interests in CLOs for the year ended December 31, 2015.
The Company also elected the fair value option on the MMKT Notes upon initial recognition, which were included in loans payable on the Consolidated Statements of Financial Condition as of December 31, 2015. The MMKT Notes were settled and canceled during the three months ended September 30, 2016. The Company realized a gain of $2,519,049 on the MMKT Notes during the year ended December 31, 2016. Refer to Note 8 for further information.
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
Derivative Instruments
Derivative instruments include warrant and swap contracts issued in connection with the RiverNorth settlement. The derivative instruments are not designated as hedging instruments. Upon settlement of the instrument, the Company recorded "Realized loss on derivatives" in the Consolidated Statements of Income.
See Note 3 for quantitative disclosures regarding derivative instruments.
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
Deferred Financing Costs
Deferred financing costs, which consist of fees and expenses paid in connection with the closing of Fifth Street Holdings' credit facility, are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the credit facility and are included in interest expense on the Consolidated Statements of Income.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
Other Fees
The Company also provides administrative services to the Fifth Street Funds. These fees are reported within Revenues - Other fees in the Consolidated Statements of Income. These fees generally represent reimbursable compensation, overhead and other expenses incurred by the Company on behalf of the funds. The Company is considered the principal under these arrangements and is required to record the expense and related reimbursement revenue on a gross basis.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Retention Bonus Agreements
During the year ended December 31, 2016, the Company entered into retention bonus agreements in the amount of $2,307,000 with certain key employees. The retention bonuses provide for the upfront payment of a cash bonus to each participant, which is generally subject to the participant remaining actively employed by the Company for the one-year period subsequent to the bonus payment. Notwithstanding the foregoing, in the event a participant’s employment is terminated by the Company, the participant is not required to repay the cash retention bonus. The Company recognizes these retention bonuses over the term of the service period as defined in the retention bonus agreements or upon the employee's termination. Included in compensation expense for the year ended December 31, 2016 is $1,331,392 of amortization related to these agreements. There were $380,000 of forfeited retention bonuses during the year ended December 31, 2016.
Severance Agreements
The Company has entered into various severance and change in control agreements with certain key employees, which provide for the payment of severance and other benefits to each participant in the event of a termination without cause or for good reason, and in certain cases, the payment of a cash bonus upon the occurrence of a change in control event. The amounts of such payments and benefits vary by employee. The Company records expenses related to such severance and change in control agreements by employee if, and when, a termination or change in control event occurs. Included in compensation expense for the years ended December 31, 2016, 2015 and 2014 is $5,747,249, $637,971 and $1,599,824, respectively, related to these severance arrangements.
Equity-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.
 The Company recognizes expense related to equity-based compensation transactions in which it receives employee services in exchange for: (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments. Equity-based compensation expense represents expenses associated with the: (i) granting of Part I Fee-sharing arrangements prior to the Reorganization; (ii) conversion of and acceleration in vesting of interests in the Predecessor in connection with the Reorganization; and (iii) the granting of restricted stock units, options to purchase shares of FSAM Class A common stock and stock appreciation rights granted.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
Class A Earnings per Share
The Company computes basic earnings per share attributable to FSAM’s Class A common stockholders by dividing income attributable to FSAM by the weighted average Class A common shares outstanding for the period. Diluted earnings per share reflects the potential dilution beyond shares for basic earnings per share that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in the Company's earnings. Potentially dilutive securities include outstanding options to acquire Class A common shares, unvested restricted stock units, warrants issued to RiverNorth, MMKT Notes and Fifth Street Holdings limited partnership interests which are exchangeable for shares of Class A common stock. The dilutive effect of stock options and restricted stock units is reflected in diluted earnings per share of Class A common stock by application of the treasury stock method.
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
Loss Contingencies and Insurance Recoveries
In accordance with ASC Topic 450, an estimated loss from a loss contingency shall be accrued if it is determined that it is probable that a liability has been incurred at the reporting date and the amount can be reasonably estimated. Insurance claims for loss recoveries generally shall be recognized when a loss event has occurred and recovery is considered probable.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on January 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and its ongoing financial reporting.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate, at each annual and interim reporting period, a company's ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. The Company adopted ASU 2014-16 on a prospective basis during the year ended December 31, 2016 and determined that the adoption did not have a material impact on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the year ended December 31, 2016. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, "Leases." Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This guidance addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. The Company did not early adopt the new guidance during the year ended December 31, 2016. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The guidance is to be adopted retrospectively. The Company did not early adopt the new guidance during the three months ended December 31, 2016. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 3. Derivative Instruments

The table below summarizes the impact to the Consolidated Statements of Income from the Company's derivative instruments:

	Years ended December 31,
	2016	2015	2014
Realized gain (loss) on derivatives
Swap (1)	$654,228	$—	$—
Warrant	(3,267,160)	—	—
Total realized loss on derivatives	$(2,612,932)	$—	$—
____________
(1) Amounts represent the Company's portion of dividends received on FSC shares underlying the total return swap, net of a $160,266 payment by the Company to settle the swap agreement.
On June 23, 2016, RiverNorth exercised its warrant to purchase 3,086,420 shares of Class A common stock at a price of approximately $4.30 per share. At the exercise date, the cash settlement value of the warrant was $3,267,160. However, the Company elected to settle the warrants in Class A common stock, which was approved by the Company's Board of Directors on September 15, 2016. On September 22, 2016, the Company issued 760,059 unregistered shares of Class A common stock to RiverNorth to settle the warrant in reliance on exemptions from the registration requirements of the Securities Act. The Company reclassified the warrant liability to stockholder's equity and realized a cumulative loss of $3,267,160 as a result of the settlement of the warrant.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

The following tables present the financial instruments carried at fair value as of December 31, 2016, by caption on the Company's Consolidated Statements of Financial Condition for each of the levels of hierarchy established by ASC 820:

Assets	Level 1	Level 2	Level 3	Total
Beneficial interests in CLOs	—	—	$23,155,062	$23,155,062
	$—	$—	$23,155,062	$23,155,062
The following tables present the financial instruments carried at fair value as of December 31, 2015, by caption on the Company's Consolidated Statements of Financial Condition for each of the levels of hierarchy established by ASC 820:

Assets	Level 1	Level 2	Level 3	Total
Beneficial interests in CLOs	—	—	$23,537,629	$23,537,629
	$—	$—	$23,537,629	$23,537,629

Liabilities	Level 1	Level 2	Level 3	Total
MMKT Notes	$—	$—	$4,738,026	$4,738,026
	$—	$—	$4,738,026	$4,738,026
When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.
There were no transfers in or out of level 3 during the years ended December 31, 2016 and December 31, 2015. All unrealized gains or losses related to investments still held as of December 31, 2016.
The following table provides a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the year ended December 31, 2016:

	Beneficial interests in CLOs	MMKT Notes
Fair value at December 31, 2015	$23,537,629	$4,738,026
Distributions	(1,925,856)	—
Repayments	—	(2,311,096)
Interest accreted	1,446,783	92,119
Unrealized gains	96,506	—
Realized gains	—	(2,519,049)
Fair value at December 31, 2016	$23,155,062	$—

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

The following table provides a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the year ended December 31, 2015:

	Beneficial interests in CLOs	MMKT Notes
Fair value at December 31, 2014	$—	$—
Purchases of investments	25,397,222	—
Proceeds from issuance of notes payable	—	4,600,000
Proceeds from partial sale of beneficial interest in CLO	(653,900)	—
Distributions	(528,853)	—
Interest accreted	652,132	138,026
Unrealized losses	(1,079,939)	—
Realized losses	(249,033)	—
Fair value at December 31, 2015	$23,537,629	$4,738,026
Significant Unobservable Inputs for Level 3 Financial Instruments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 financial instruments, which are carried at fair value as of December 31, 2016:

Assets	Fair Value	Valuation Technique	Unobservable Input	Input Value
Beneficial interests in CLOs	$23,155,062	Discounted cash flow	Constant prepayment rate	15%
			Constant default rate	2%
			Loss severity rate	30%
Total	$23,155,062
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
Under the discounted cash flow approach, the significant unobservable inputs used in the fair value measurement of the Company's beneficial interests in the CLOs are the constant prepayment rate, constant default rate and loss severity. Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. Generally, an increase in the constant prepayment rate will result in an increase in the valuation of the beneficial interest in the CLOs, while a decrease in the constant prepayment rate will have the opposite effect. Generally, an increase in either the constant default rate or the loss severity rate will result in a decrease in the valuation of the beneficial interest in the CLOs, while a decrease in either the constant default rate or the loss severity rate will have the opposite effect.
As of December 31, 2015, the cost of the MMKT Notes approximated fair value as there were recent market transactions.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Investments in Equity Method Investees
The following table provides information about the Company's equity method investments as of December 31, 2016 and December 31, 2015:

	Equity Held as of
Equity method investments	December 31, 2016	% of Ownership	December 31, 2015	% of Ownership
FSC common stock (1)	$41,908,970	6.0%	$24,665,471	2.7%
FSFR common stock (1)	23,718,716	9.1%	1,296,200	0.5%
FSOF equity interest	549,198	0.9%	6,427,272	8.7%
Total	$66,176,884		$32,388,943
____________
(1) The total fair value of the Company’s investments in FSC and FSFR was $68,426,612 based on quoted market prices as of December 31, 2016.
Based on the market prices at the time the investments in FSC and FSFR were purchased, there was a residual excess of the Company's share of FSC's and FSFR's net assets over the Company's cost basis. The Company allocated the residual excess to the investments held by FSC and FSFR and will recognize the residual excess of approximately $31.7 million over the average life of investments held in FSC and FSFR, which ranges between two to four years. For the years ended December 31, 2016 and December 31, 2015, the Company recognized $5,446,089 and $163,575, respectively, related to this residual excess which is recognized within "Income (expense) from equity method investments" in the Consolidated Statements of Income.
The Company's investments in FSC and FSFR common stock met the significance criteria as defined by the SEC for the year ended December 31, 2016. In calculating the income recognized under the equity method for its investment in FSC and FSFR, the Company used the latest publicly available financial information as of December 31, 2016. The following tables (shown in thousands) present summarized financial information of FSC and FSFR for the years ended December 31, 2016 and 2015, which is the latest publicly available financial information as of the date of this report.

	FSC		FSFR
Statements of Operations	2016	2015	2016	2015
Investment income	$234,510	$265,259	$51,074	$53,463
Net expenses	131,071	150,144	26,899	25,679
Net investment income	103,439	115,115	24,175	27,784
Net unrealized loss on investments and secured borrowings	(31,605)	(123,330)	(1,968)	(31,587)
Net realized loss on investments and secured borrowings	(149,746)	(10,806)	(12,633)	(76)
Net increase (decrease) in net assets resulting from operations	(77,912)	(19,021)	9,574	(3,878)
Financial Instruments Disclosed, But Not Carried At Fair Value
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2016 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Risk Retention Term Loan	$12,972,565	$12,972,565	$—	$—	$12,972,565
Loan payable - DECD loan	2,000,000	1,929,588	—	—	1,929,588
Credit facility payable	102,000,000	102,000,000	—	—	102,000,000
Payables to related parties pursuant to tax receivable agreements	35,990,255	30,058,706	—	—	30,058,706
Total	$152,962,820	$146,960,859	$—	$—	$146,960,859

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
Note 6. Fixed Assets
Fixed assets consist of the following:

	December 31, 2016	December 31, 2015
Furniture, fixtures and equipment	$1,368,624	$1,519,742
Capitalized software costs (1)	—	624,512
Leasehold improvements	10,182,352	10,312,968
Fixed assets, cost	11,550,976	12,457,222
Less: accumulated depreciation and amortization (2)	(6,206,644)	(2,563,701)
Fixed assets, net book value	$5,344,332	$9,893,521
____________
(1) During the three months ended June 30, 2016, the Company determined it was no longer probable that the MMKT software being developed would be completed and placed in service. As a result, the Company wrote off the capitalized software costs, and accordingly, a loss in the amount of $624,512 is included in Other income (expense), net in the Consolidated Statement of Income for the year ended December 31, 2016.
(2) In April 2016, the Company abandoned a portion of its office space in its corporate headquarters in Greenwich, CT. As a result, the Company accelerated depreciation in the amount of $2,158,012 and $653,719 during the year ended December 31, 2016 relating to leasehold improvements and furniture and fixtures, respectively, which represents the net book value of identifiable assets on which the Company will no longer derive future economic benefit.
Depreciation and amortization expense related to fixed assets for the years ended December 31, 2016, 2015 and 2014 was $3,930,544, $1,409,987 and $752,144, respectively. There were $287,601 of fully depreciated assets which were disposed of during the year ended December 31, 2016.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 7. Other Assets
Other assets consist of the following:

	December 31, 2016	December 31, 2015
Security deposits (a)	$107,149	$499,835
Fractional interests in aircrafts (b)	3,019,098	3,302,190
Other	228,825	174,395
	$3,355,072	$3,976,420
__________________

(a)	In April 2016, the Company received its security deposit in the amount of $417,836 in connection with its former White Plains, NY office lease.

(b)
In November 2013, the Company entered into an agreement that entitled it to the use of a corporate aircraft for five years. The amount paid, less the estimated trade-in value, is being amortized on a straight-line basis over the expected five-year term of the agreement. In December 2014, the Company sold half of this interest and entered into an agreement for a second corporate aircraft for five years. Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $283,093, $283,093 and $233,701, respectively.

Note 8. Debt
Loans Payable
Loans payable consist of the following:

	December 31, 2016	December 31, 2015
DECD loan	$2,000,000	$4,000,000
MMKT Notes	—	4,738,026
Risk Retention Term Loan	12,972,565	12,972,614
	$14,972,565	$21,710,640
DECD Loan
On October 7, 2013, the Company borrowed $4,000,000 from the Department of Economic and Community Development (the "DECD") of the State of Connecticut. Proceeds from the loan were utilized to partially fund the build-out costs of the Company's new headquarters in Greenwich, CT. The loan bears interest at a fixed rate of 2.5% per annum, matures on November 21, 2023 and requires interest-only payments through November 1, 2017, at which point monthly payments of principal and interest are required until maturity or such time that the loan is repaid in full. As security for the loan, the Company has granted the State of Connecticut a blanket security interest in the Company's personal property, subject only to prior security interests permitted by the State of Connecticut.
Under the terms of the agreement, the Company was eligible for forgiveness of up to $3,000,000 of the principal amount of the loan based on certain job creation milestones, as mutually agreed to by the Company and the DECD. As a result of the Company achieving certain job creation milestones, on May 19, 2016, the DECD granted the Company a loan forgiveness credit of $2,000,000, which was recorded as an extinguishment of debt during the year ended December 31, 2016. The Company is not entitled to any additional forgiveness.
For the years ended December 31, 2016, 2015 and 2014, interest expense related to this loan was $70,765, $100,000 and $100,000, respectively.
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
On each of August 28, 2015 and September 4, 2015, MMKT issued new Convertible Promissory Notes, due August 5, 2016 and bearing interest at a rate of 8% per annum due upon maturity, prepayment or conversion ("MMKT Notes") to the Company and additional investors. The MMKT Notes also were issued to all existing holders in exchange for their outstanding

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

MMKT Original Notes (the "Exchange"). The Exchange was a non-cash transaction and the principal amounts of the existing MMKT Notes issued to the previous holders were increased to account for the interest accrued over the period prior to the Exchange in the amount of $2,950,000. Additionally, MMKT issued $2,950,000 in aggregate principal amount of MMKT Notes to new investors. The MMKT Notes did not represent additional claims on FSAM's general assets; rather, they represented claims against the specific assets of MMKT. Further, FSAM did not guarantee any of the MMKT Notes. For the year ended December 31, 2016, MMKT recorded $92,119 of interest expense recorded related to the MMKT Notes. For the year ended December 31, 2015, interest expense related to the MMKT Notes was $138,026.
Risk Retention Term Loan
On September 28, 2015, CLO Management entered into a Risk Retention Term Loan to provide financing for its purchase up to $17 million of CLO II senior notes at a variable rate based on either LIBOR or a base rate plus an applicable margin. Borrowings under the Risk Retention Term Loan totaled $16,972,565, of which $12,972,565 remains outstanding, and accrue interest at a rate based on the interest rate on the financed notes and the weighted current cost basis which was 4.07% as of December 31, 2016. The Company's beneficial interests in CLO II in the aggregate amount of $23,155,062 at fair value are pledged as collateral for the Risk Retention Term Loan. The facility matures on September 29, 2027 with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger. The Risk Retention Term Loan contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. As of December 31, 2016 and 2015, the Company had $12,972,565 and $12,972,614, respectively, of borrowings outstanding under the Risk Retention Term Loan which approximated fair value. For the years ended December 31, 2016 and 2015, interest expense related to the Risk Retention Term Loan was $511,803 and $127,770, respectively. The Company was in compliance with all covenants as of December 31, 2016,
Credit Facility
On November 4, 2014, Fifth Street Holdings entered into an unsecured revolving credit facility which matures on November 4, 2019 with certain lenders party thereto from time to time and Sumitomo Mitsui Banking Corporation, as administrative agent and joint lead arranger, and Morgan Stanley Senior Funding, Inc., as syndication agent and joint lead arranger. On February 29, 2016, the unsecured revolving credit facility was amended to reduce the aggregate revolver commitments of the lenders from $176 million to $146 million and provide, among other things, that certain risk retention debt incurred by subsidiaries engaged solely in managing collateralized loan obligations shall be permitted and excluded from certain financial covenant calculations, including leverage and interest coverage ratios. As of December 31, 2016, the revolving credit facility provides for $146 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the revolving credit facility accrue interest at an annual rate of LIBOR plus 3.50% per annum and the unused commitment fee under the facility is 0.30% per annum. The revolving credit facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. As of December 31, 2016 and December 31, 2015, the Company had $102,000,000 and $65,000,000, respectively, of borrowings outstanding under the credit facility, at cost and fair value. For the years ended December 31, 2016, 2015 and 2014, interest expense (including amortization of deferred financing costs) related to the credit facility was $3,914,631, $1,709,239 and $213,625, respectively. At December 31, 2016, the Company was in compliance with all debt covenants. However, we did not have any additional material undrawn capacity under the Credit Facility due to the covenant limitations described above.
Outstanding principal amounts related to debt maturing over the next five years are as follows:

2017	$25,775
2018	313,525
2019	102,321,454
2020	329,583
2021	337,920

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 9. Commitments and Contingencies
Leases
The Company leases office space in various locations throughout the United States and maintains its headquarters in Greenwich, CT. On July 22, 2013, the Company entered into a lease agreement with a related party (see Note 11) for office space in Greenwich, CT that expires on September 30, 2024. Other non-cancelable office leases in other locations expire at various dates through 2020. The Company's rental lease agreements are generally subject to escalation provisions on base rental payments, as well as certain costs incurred by the property owner and are recognized on a straight-line basis over the term of the lease agreements. For each of the years ended December 31, 2016, 2015 and 2014, the Company recorded rent expense of $4,207,354, $2,511,727 and $2,353,466, respectively.
In April 2016, the Company abandoned a portion of its office space in its corporate headquarters in Greenwich, CT. Although the Company is currently marketing the unused space to prospective tenants, until such time the new tenant were to occupy such space and our lease agreement is modified, the Company is still obligated to pay contractual rent payments in accordance with the operating lease. The Company estimated the liability under the operating lease agreement and accrued lease abandonment costs in accordance with ASC 420, Exit or Disposal Cost Obligations and recorded a liability of $1,240,928 at the time of abandonment, which represents the present value of the remaining contractual rent payments on the unused space net of estimated sublease income. To the extent the Company is not able to sublease the unused space, the Company may recognize additional lease abandonment costs in future periods. In addition, the Company reversed $915,464 of its deferred rent liability which is included as a reduction to "General, administrative and other expenses" in the Consolidated Statements of Income during the year ended December 31, 2016, which represents the portion of the deferred rent liability attributable to the abandoned space.
A summary of the Company’s lease abandonment activity for the year ended December 31, 2016 is as follows:

Lease abandonment costs incurred	$1,240,928
Rent payments	(479,724)
Present value adjustment	3,247
Accrued lease abandonment costs, end of period	$764,451

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
As of December 31, 2016, future minimum lease payments under noncancelable leases are as follows:

2017	$2,559,725
2018	2,542,273
2019	2,441,414
2020	2,321,095
2021	2,255,000
Thereafter	6,424,000
$18,543,507

Capital Commitments
As of December 31, 2016, the Company does not have any unfunded capital commitments.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Litigation
FSC Class-Action Lawsuits
In October and November of 2015, the Company, its executive officers and FSC were named as defendants in three putative securities class-action lawsuits filed in New York and Connecticut federal courts (and later consolidated in New York). The lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased FSC common stock between July 7, 2014, and February 6, 2015. The lawsuits alleged in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC's investment portfolio and investment income in order to increase the Company’s revenue. The plaintiffs sought compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. A lead plaintiff was selected in February 2016, a consolidated complaint similar to the original complaint was filed in April 2016, and a motion to dismiss the consolidated complaint was filed in May 2016. The parties agreed in July to settle the case for $14,050,000, with approximately 99% of the settlement amount to be paid from insurance coverage. Confirmatory discovery was completed in August, and the lead plaintiff filed the proposed settlement with the court in September. On November 9, 2016, the court authorized the parties to send notice to the class and scheduled a fairness hearing for February 16, 2017. No objections or opt-outs to the settlement were received by the deadline. The fairness hearing was held on February 16, 2017 and the proposed settlement was approved and paid. The litigation is now concluded.

FSC proxy litigation
The Company was also named as a defendant in a putative class-action lawsuit filed by a purported stockholder of FSC on January 29, 2016, in the Court of Chancery of the State of Delaware. The case is captioned James Craig v. Bernard D. Berman, et al., C.A. No. 11947-VCG. The defendants in the case were Bernard D. Berman, James Castro-Blanco, Ivelin M. Dimitrov, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Sandeep K. Khorana, Todd G. Owens, Douglas F. Ray, Fifth Street Management, FSC, Fifth Street Holdings L.P., and the Company. The complaint alleged that the defendants breached their fiduciary duties to FSC stockholders by, among other things, issuing an incomplete or inaccurate preliminary proxy statement that purportedly attempted to mislead FSC stockholders into voting against proposals to be presented by another shareholder (RiverNorth Capital Management) in a proxy contest in connection with FSC’s 2016 annual meeting. The competing shareholder proposals had sought to elect three director nominees to FSC’s Board of Directors and to terminate the investment advisory agreement between FSC and Fifth Street Management. The complaint also charged that the FSC director defendants breached their fiduciary duties by perpetuating and failing to terminate the investment advisory agreement between FSC and Fifth Street Management and by seeking to entrench themselves as directors and FSAM affiliates as FSC’s manager. The FSAM entities were charged with breaching their duties as alleged controlling persons of FSC and with aiding and abetting the FSC directors’ breaches of duty. The complaint sought, among other things, an injunction preventing FSC and its Board of Directors from soliciting proxies for the 2016 annual meeting until additional disclosures were issued; a declaration that the defendants breached their fiduciary duties by refusing to terminate the FSC Investment Advisory Agreement and by keeping the FSC Board of Directors and Fifth Street Management in place; a declaration that any shares repurchased by FSC after the record date of the 2016 annual meeting would not be considered outstanding shares for purposes of the FSC stockholder approvals sought at the annual meeting; and awarding plaintiff costs and disbursements. The plaintiff moved for expedited proceedings and for a preliminary injunction.
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
FSC shareholder derivative actions
In December 2015 through April 2016, several putative shareholder derivative actions were filed on behalf of FSC in Connecticut federal court and in Connecticut and Delaware state court, naming the Company's executive officers and directors and the Company as defendants and FSC as the nominal defendant. The underlying allegations in all of the complaints were related, and generally similar, to the allegations in the securities class actions against FSC described above. The Connecticut federal cases were consolidated, and the defendants moved to transfer the cases to New York federal court, which motion was subsequently withdrawn without prejudice in connection with the proposed settlement described below. The Connecticut and

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Delaware state cases were stayed by consent of the parties while the Connecticut federal court considered the proposed settlement.
The parties signed an agreement in July 2016 to settle the cases. The proposed settlement provided for Fifth Street Management to waive fees charged to FSC in the amount of $1.0 million for each of ten consecutive quarters starting in January 2018 and maintenance of the previously announced decrease in the FSC base management fee from 2% to a maximum of 1.75% of gross assets (excluding cash and cash equivalents) for at least four years, subject to certain specified conditions. The proposed settlement also called for FSC to adopt certain governance and oversight enhancements. We and the defendants further agreed that we would not oppose plaintiffs’ request for an award of $5.1 million in attorneys’ fees and expenses, which was paid from insurance coverage. The plaintiffs conducted confirmatory discovery in August 2016, and, on September 23, 2016, the Connecticut federal court issued an order preliminarily approving the proposed settlement, authorizing the parties to disseminate notice to our stockholders. A fairness hearing was held on December 13, 2016 and the proposed settlement was approved. The Connecticut and Delaware state cases were dismissed in light of such approval.
FSAM class-action lawsuits
The Company was named as a defendant in two putative securities class-action lawsuits filed by purchasers of the Company’s shares. The suits are related to the securities class actions brought by shareholders of FSC, for which Fifth Street Management serves as investment adviser.
The first lawsuit by the Company’s shareholders was filed on January 7, 2016, in the United States District Court for the District of Connecticut and was captioned Ronald K. Linde, etc. v. Fifth Street Asset Management Inc., et al., Case No. 1:16-cv-00025. The defendants are the Company, Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Steven M. Noreika, Wayne Cooper, Mark J. Gordon, Thomas L. Harrison, and Frank C. Meyer. The lawsuit asserts claims under §§ 11, 12 (a)(2), and 15 of the Securities Act of 1933 as amended (the “Securities Act”), on behalf of a putative class of persons and entities who purchased the Company’s common stock pursuant or traceable to the registration statement issued in connection with the Company’s initial public offering. The complaint alleges that the defendants engaged in a fraudulent scheme and course of conduct to artificially inflate FSC’s assets and investment income and, in turn, the Company’s valuation at the time of its initial public offering, thereby rendering the Company’s initial public offering registration statement and prospectus materially false and misleading. The plaintiffs have not quantified their claims for relief.
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
Following an agreed mediation, and as previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the parties in the Linde case signed an agreement to settle the action for $9,250,000, which was covered by insurance proceeds. The proposed settlement was subject to lead plaintiffs’ completion of additional discovery and approval by the court after notice has been sent to the settlement class. Lead plaintiffs completed the additional discovery and decided to proceed with the proposed settlement. The parties submitted the proposed settlement to the court on September 23, 2016, and asked the court to enter an order certifying the putative class for settlement purposes, authorizing dissemination of notice of the settlement to potential class members, and scheduling a fairness hearing on the proposed settlement. On November 9, 2016, the court entered the proposed order and scheduled the fairness hearing for February 16, 2017. The fairness hearing was held on February 16, 2017 and the proposed settlement was approved. The litigation is now concluded.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document-preservation notices to the Company, FSC, FSCO GP LLC - General Partner of FSOF, and FSFR. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the FSC and FSAM securities class actions and FSC derivative actions discussed above. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of FSC’s portfolio companies and investments, (ii) the expenses allocated or charged to FSC and FSFR, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to the board, other representatives of pooled investment vehicles, investors, or prospective investors

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

concerning the fair value of FSC’s portfolio companies or investments as well as expenses allocated or charged to FSC and FSFR, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation.
The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have been producing requested documents, and have been communicating with Division of Enforcement personnel.
In connection with the matters described above and other non-recurring matters, the Company has incurred professional fees of $13,898,162 for the year ended December 31, 2016. Certain of the expenses associated with defense of these matters have been covered by insurance, and the Company may seek additional reimbursements from the appropriate carriers (See Note 15). During the year ended December 31, 2016, the Company recorded $5,196,162 of insurance recoveries related to previously incurred professional fees and $9,250,000 related to the settlement of FSAM class-action lawsuits, which are included in Other income (expense) in the Company's Consolidated Statements of Income.
Note 10. Related Party Transactions
Payments Pursuant to Tax Receivable Agreements
FSAM's purchase of Holdings LP Interests concurrent with its IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of FSAM's Class A common stock pursuant to the Exchange Agreement resulted in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which increased the tax depreciation and amortization deductions that otherwise would not have been available to FSAM. These increases in tax basis and tax depreciation and amortization deductions reduce the amount of cash taxes that FSAM would otherwise be required to pay. FSAM entered into a TRA with certain limited partners of Fifth Street Holdings "TRA Recipients" that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that FSAM actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA.
As a result of certain changes to Connecticut state tax law that were passed in May 2016 (effective January 1, 2016), which resulted in a lower state income tax rate, the Company reduced its payable to TRA recipients by $7,525,901 which is included in Other income (expense) in the Consolidated Statements of Income. As of December 31, 2016, payments due to the TRA Recipients under the TRA totaled $35,990,255, after this adjustment.
In connection with the finalization of the 2014 tax returns in 2015, FSAM paid $340,713, representing the initial payment associated with the TRA liability. In connection with the finalization of the 2015 tax returns in October 2016, FSAM paid $1,969,958 to the TRA Recipients. Within the next 12 month period, the Company expects to pay approximately $800,000 of the total amount of estimated TRA liability. Such amount was determined by estimating the amount of taxable income and specified deductions subject to the TRA which are expected to be realized by FSAM for the related tax year. These calculations are performed pursuant to the terms of the TRAs.
Payments are anticipated to be made under the TRAs indefinitely and are due each year within 45 calendar days after the date FSAM files its federal income tax return. The payments are to be made in accordance with the terms of the TRAs. The timing of the payments is subject to certain contingencies, including the Company having sufficient taxable income to utilize all of the tax benefits, as defined in the TRAs.
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
Other Related Party Transactions
Revenues
All of the Company's revenue is earned from its managed funds and accounts, including management fees, performance fees and other fees.
For the years ended December 31, 2016, 2015 and 2014, the Company earned $70,918,314, $86,065,752 and $91,505,765, respectively, in management fees relating to services provided to the BDCs. As of December 31, 2016 and December 31, 2015,

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

management fees receivable in the amounts of $14,810,060 and $4,239,207, were due from the BDCs. For the years ended December 31, 2016, 2015 and 2014, the Company voluntarily waived $316,321, $531,015 and $952,945 of management fees from the BDCs, respectively.
Performance fees earned for the years ended December 31, 2016, 2015 and 2014 were $123,300, $224,618 and $106,635, respectively.
The Company also has entered into administration agreements under which the Company provides administrative services for the BDCs and private funds (collectively, the "Fifth Street Funds"), including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, the Company also performs or oversees the performance of the BDCs' required administrative services, which includes being responsible for the financial records which the BDCs are required to maintain and preparing reports to the BDCs' stockholders and, in the case of the BDCs, reports filed with the SEC. In addition, the Company assists each of the BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to each of the BDC's stockholders, and generally overseeing the payment of each Fifth Street Fund's expenses and the performance of administrative and professional services rendered to the funds. For providing these services, facilities and personnel, the Fifth Street Funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their respective staffs. Such reimbursement is at cost with no profit to, or markup by, the Company. Included in Revenues — other fees in the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 was $8,613,835, $9,068,020 and $10,337,588, respectively, related to amounts charged for the above services provided to the Fifth Street Funds. The Company may also provide, on the BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements may be terminated by either the Company or the BDC without penalty upon 60 days' written notice to the other party.
Receivables for reimbursable expenses from the Fifth Street Funds are included within Due from Affiliates and totaled $3,200,688 and $3,755,729 at December 31, 2016 and December 31, 2015, respectively.
During 2015, we identified errors in the calculation of Part I Fees that were originally recognized as revenue in the first quarter of 2012 through the third quarter of 2015. The cumulative adjustment of $739,594 related to the years ended 2012 and 2013, was not considered material to those years and as a result was recorded as an out-of-period adjustment in the three months ended March 31, 2014. The errors related primarily to the timing of when Part I fees should have been recorded and paid. The aggregate adjustment was a net reduction of Part I Fees in the amount of $3,327,969 as of June 30, 2015. The Holdings Limited Partners have refunded all of the prematurely paid fees to the Company, including interest, and therefore none of the expense was borne by the Class A stockholders of FSAM. The errors discussed above were deemed immaterial for all periods affected.
Purchases of FSC and FSFR Common Stock
The Company records its investment in FSC and FSFR common stock based on the equity method of accounting, and accordingly, the unrealized gains or losses disclosed in the following table are not recorded in the consolidated financial statements. The following table provides information about the Company's investments in FSC and FSFR common stock as of December 31, 2016 at fair value.

Securities	Shares	Cost	Fair Value	Gross Cumulative Unrealized Gains	Gross Cumulative Unrealized Losses
FSC common stock	8,399,520	$41,908,970	$45,105,422	$3,196,452	$—
FSFR common stock	2,677,519	23,718,716	23,321,190	—	(397,526)
Total	11,077,039	$65,627,686	$68,426,612	$3,196,452	$(397,526)
During the year ended December 31, 2016, the Company purchased an additional 332,934 shares of FSC common stock in the open market for $1,925,757, which represented a weighted average price of $5.78 per share.
On February 18, 2016, the Company entered into a purchase and settlement agreement ("PSA") with RiverNorth Capital Management, LLC ("RiverNorth") pursuant to which RiverNorth would withdraw its competing FSC proxy solicitation. In connection with the execution and delivery of the PSA, on March 24, 2016, the Company purchased 4,078,304 shares of common stock of FSC for $25.0 million of cash at a purchase price of $6.13 per share, net of certain dividends payable to the Company pursuant to the PSA, resulting in a loss of $4,608,480 which represents the premium paid by the Company in excess

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

of the FSC closing share price on the date of the transaction. Pursuant to a letter agreement with the Company, Leonard M. Tannenbaum purchased 5,142,296 shares of common stock of FSC from RiverNorth at a net purchase price of $6.13 per share, resulting in a loss of $5,810,794 which represents the premium paid by Mr. Tannenbaum in excess of the FSC closing share price on the date of the transaction. Such amount was recorded as a loss in the Consolidated Statement of Income and as a deemed contribution/distribution in the Consolidated Statement of Changes in Stockholder's Equity since Mr. Tannenbaum holds a controlling interest in FSAM and the Company directly benefited from this payment. The total premium paid by the Company and Mr. Tannenbaum in the amount of $10,419,274 was recorded as a loss during the three months ended March 31, 2016
During the year ended December 31, 2016, the Company purchased an additional 1,227,024 shares of FSFR common stock in the open market for $10,622,775, which represented a weighted average price of $8.66 per share.
In addition, in 2016, the Company purchased 1,295,767 shares of FSFR common stock from Ironsides as part of the PSA for $11.7 million, which represented a per-share purchase price of $9.00 per share. Pursuant to a letter agreement with the Company, Mr. Tannenbaum purchased 646,863 shares of common stock of FSFR for a per-share purchase price of $9.00 from Ironsides.

MMKT
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT. The purpose of MMKT was to develop technology related to the financial services industry. FSM made a total capital contribution of $80,000 for an 80% membership interest in MMKT. In addition, MMKT issued $5,900,000 of MMKT Notes, of which $1,300,000 was held by the FSM. The Company consolidated MMKT in its consolidated financial statements based on its 80% membership interest. MMKT was dissolved on December 30, 2016. In that regard, the Company's allocable portion of the income attributable to MMKT was $1,056,432 and $1,136,432 for the years ended December 31, 2016 and 2015, respectively.
FSOF
As of December 31, 2016, the Company has made capital contributions (net of redemptions) of $300,000 to FSOF through its investment in FSCO GP, which is recorded in investments in equity method investees in the Consolidated Statements of Financial Condition. During the year ended December 31, 2016, the Company redeemed $6.0 million of its investment in FSOF.
CLO I and CLO II
As of December 31, 2016, the Company's investments in senior and subordinated notes in CLO I and CLO II totaled $2,736,140 and $20,418,922, respectively. As of December 31, 2015, the Company's investments in senior and subordinated notes in CLO I and CLO II totaled $2,929,476 and $20,608,153, respectively. During the year ended December 31, 2016, the Company received $1,925,855 of distributions from the Company's investments in senior and subordinated notes in CLO I and CLO II.
Other
On July 22, 2013, the Company entered into a lease agreement for office space for its headquarters in Greenwich, CT. The landlord is an entity controlled by Leonard M. Tannenbaum, the Company's chairman and chief executive officer. The lease agreement requires monthly rental payments, expires on September 30, 2024 and can be renewed at the request of the Company for two additional five year periods. Rental payments under this lease of approximately $2.0 million per year began on October 11, 2014.
In April 2016, the Company abandoned a portion of its office space in its corporate headquarters in Greenwich, CT. Although the Company is currently marketing the unused space to prospective tenants, unless the lease agreement is modified, the Company is still obligated to pay contractual rent payments in accordance with the operating lease.
The Company's fractional interests in corporate aircrafts are used primarily for business purposes. Occasionally, certain of the members of management have used the aircraft for personal use. The Company charges these members of management for such personal use based on market rates. There were no such charges for the years ended December 31, 2016, 2015 and 2014.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

As of December 31, 2016 and December 31, 2015 amounts due to and from affiliates were comprised of the following:

	As of December 31, 2016	As of December 31, 2015
Management fees receivable:
Base management fees receivable - BDCs	$9,972,116	$4,794,870
Part I Fees receivable (payable) - BDCs	4,837,944	(555,663)
Collateral management fees receivable - CLO I and CLO II	536,506	640,578
	$15,346,566	$4,879,785

Performance fees receivable:
Performance fees receivable - FSOF	$123,300	$78,720
Part II fees receivable - BDCs	—	145,898
	$123,300	$224,618

Due from affiliates:
Reimbursed expenses due from the BDCs	$2,803,949	$3,355,875
Reimbursed expenses due from private funds	396,739	399,854
Due from employees	122,810	51,167
Other amounts due from affiliated entities	82,423	136,488
	$3,405,921	$3,943,384

Due to affiliates:
Stock appreciation rights liability	$30,412	$24,257
	$30,412	$24,257
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
Dividends
The following table reflects the dividends per share that the Company has recorded on its common stock for the years ended December 31, 2016 and December 31, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
March 14, 2016	March 31, 2016	April 15, 2016	$0.10	$0.6 million
May 11, 2016	June 30, 2016	July 15, 2016	0.10	0.6 million
August 10, 2016	September 30, 2016	October 14, 2016	0.10	0.7 million
November 9, 2016	December 30, 2016	January 13, 2017	0.125	0.8 million
Total for the year ended December 31, 2016			$0.425	$2.7 million

January 15, 2015	March 31, 2015	April 15, 2015	$0.30	$1.8 million
May 11, 2015	June 30, 2015	July 15, 2015	0.17	1.0 million
August 10, 2015	September 30, 2015	October 15, 2015	0.17	1.0 million
November 23, 2015	December 31, 2015	January 15, 2016	0.17	1.0 million
Total for the year ended December 31, 2015			$0.81	$4.8 million

Share Repurchase Program
On May 11, 2015, the Company's Board of Directors authorized a share repurchase program of up to $20.0 million of the Company’s Class A common stock. Under the repurchase program, the Company was authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program expired on May 11, 2016. During the year ended December 31, 2015, FSAM repurchased and retired 217,641 and 193,583 shares, respectively, of its Class A common stock at a weighted average price of $8.47 per share pursuant to this program, resulting in aggregate cash consideration paid for these repurchases of $1.8 million. As of December 31, 2015, the Company held 24,058 shares of treasury stock.
Upon expiration of the previous share repurchase program, on May 11, 2016, the Company's Board of Directors re-authorized a share repurchase program for the repurchase of up to $20.0 million of the Company's Class A common stock. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Exchange Act. The repurchase program will terminate on May 11, 2017, unless earlier terminated or extended by the Company's Board of Directors, and may be suspended for periods or discontinued at any time. During the year ended December 31, 2016, there were no repurchases of shares of Class A common stock pursuant to this program.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
The partnership agreement provides that if a Holdings Limited Partner, other than a Principal, (i) resigns from his or her employment with the Company without good reason or is terminated for cause, the unvested portion of such person’s Holdings LP Interests shall be subject to call or forfeited, as described below, (ii) is terminated without cause, resigns from his or her employment with good reason or becomes disabled, all of the unvested portion of such person’s Holdings LP Interests shall immediately vest, or (iii) becomes deceased, all of such person’s Holdings LP Interests will vest. Messrs. Tannenbaum, Berman and Dimitrov may purchase any unvested Holdings LP Interests subject to forfeiture for $0.01 per Holdings LP Interest. This call right may be exercised by Messrs. Tannenbaum, Berman and Dimitrov on a pro rata basis based on the number of Holdings LP Interests held by them. The Holdings LP Interests of the Principals are not subject to vesting arrangements and not subject to call or forfeiture. The Principals were not permitted to exchange their Holdings LP Interests until November 4, 2016, after which time each Principal is permitted to exchange up to 20% of the remaining Holdings LP Interests that he owns on or after the second anniversary of the closing of this offering and an additional 20% of such remaining Holdings LP Interests on or after each of the next four anniversaries. The foregoing restrictions on an exchange by the Principals will not apply in connection with a change of control of the Company.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

The following table summarizes the amortization of unrecognized compensation expense for the years ended December 31, 2016, 2015 and 2014 with respect to the Company's Holdings LP Interests which are equity classified awards:

Balance at December 31, 2013	$18,243,398
Fair value of purchased interest	4,035,926
Cash received for purchased interest	(1,708,378)
Amortization of granted and purchased interests	(3,965,269)
Balance at November 14, 2014	16,605,677
Impact of conversion and change in vesting of member interests in Predecessor	(8,391,490)
Amortization of Holdings LP Interests	(171,129)
Balance at December 31, 2014	8,043,058
Amortization of Holdings LP Interests	(1,026,772)
Balance at December 31, 2015	7,016,286
Amortization of Holdings LP Interests (1) (2)	(5,168,713)
Forfeited (2)	(48,652)
Balance at December 31, 2016	$1,798,921
(1) Included in amortization of Holdings LP Interests is an acceleration of $4,194,361 in connection with the separation of four former Holdings limited partners.
(2) Included in amortization of Holdings LP Interests is an acceleration of $15,166 related to the purchase by the Principals of a former Holding limited partners unvested Holdings LP Interests. Such amount was based on the share price of Class A Common Stock on the date of purchase with the remaining amount of unrecognized compensation shown as forfeited.
Included in compensation expense for the years ended December 31, 2016, 2015 and 2014 was $5,168,713, $1,026,772 and $1,808,850, respectively, of amortization relating to the above equity-classified awards. All such compensation expense has been allocated to the Predecessor for periods prior to the Reorganization and to the non-controlling interests thereafter in the Statement of Changes in Equity.
As of December 31, 2016, unrecognized compensation cost in the amount of $1,798,921 relating to these equity-based awards is expected to be recognized over a period of approximately 5.9 years.
Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan
In connection with the IPO, FSAM's Board of Directors adopted the 2014 Omnibus Incentive Plan pursuant to which the Company granted options to its non-employee directors, executive officers and other employees to acquire 5,658,970 shares of Class A common stock, 1,174,748 restricted stock units to be settled in shares of Class A common stock and 90,500 stock appreciation rights to be settled in cash. During the years ended December 31, 2016 and 2015, there were additional grants under the 2014 Omnibus Incentive Plan as discussed below.
Equity-based compensation expense related to grants under the 2014 Omnibus Incentive Plan is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Restricted stock units to be settled in Class A common stock	$4,236,873	$2,808,876	$429,626
Options to acquire shares of Class A common stock	2,862,660	2,329,148	383,589
Stock appreciation rights to be settled in cash	6,155	20,792	3,465
Total	$7,105,688	$5,158,816	$816,680
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Additionally, when the Company pays dividends on its outstanding shares of Class A common stock, the holder of the restricted stock units will be credited with dividend equivalents.  For stock dividends, the dividend equivalents will be in the form of additional restricted stock units. For cash dividends, the dividend equivalents will be in the form of cash (without interest or earnings).  Dividend equivalents are subject to the same terms and conditions as the original restricted stock unit award, and are not paid until the vesting and settlement of the underlying shares of Class A common stock to which such dividend equivalents relate.  During the year ended December 31, 2016, the Company granted 246,740 restricted stock units to employees under substantially similar terms as the IPO grant, with the exception of 90,000 units that vest annually over three years. During the year ended December 31, 2015, the Company granted 65,952 restricted stock units to employees under substantially similar terms to the IPO grant. For the years ended December 31, 2016 and 2015, the Company declared cash dividends of $0.43 and $0.81 per share, respectively, and accrued dividends in the amount of $1,136,566 and $758,208, respectively, related to unvested restricted stock units which are forfeitable.
The following table presents unvested restricted stock units' activity during the period from November 4, 2014 through December 31, 2014 and for the years ended December 31, 2015 and 2016:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance at November 4, 2014	—	$—
Granted - IPO	1,174,748	17.00
Granted - Post-IPO	—	—
Vested	—	—
Forfeited	—	—
Balance at December 31, 2014	1,174,748	$17.00
Granted	65,952	10.23
Vested	(16,222)	17.00
Forfeited	(22,684)	17.00
Balance at December 31, 2015	1,201,794	$16.64
Granted	246,740	3.85
Vested	(245,497)	14.96
Forfeited	(398,000)	11.92
Balance at December 31, 2016	805,037	$15.56
Compensation expense associated with these restricted stock units is being recognized on a straight-line basis over the service period of the respective grant. During the year ended December 31, 2016, the Company accelerated the vesting of 245,497 RSUs relating to the separation of three former employees. The total compensation expense expected to be recognized in all future periods associated with the restricted stock unit is $8,120,801 at December 31, 2016, which is expected to be recognized over the remaining weighted average period of 3.8 years.
Options
Each option entitles the holders to purchase from the Company, upon exercise thereof, one Class A common share at the stated exercise price. Since all options granted prior to fiscal 2016 either restrict saleability upon vesting or have strike prices in excess of the IPO price, the use of standard option pricing models such as Black-Scholes is precluded by ASC Topic 718 - Compensation - Stock Compensation. As such, the Company has utilized a Monte Carlo pricing simulation, a statistical pricing technique or similar method to measure the fair value of option awards on the date of grant.
During the year ended December 31, 2016, options to purchase 50,000 shares of Class A Common Stock, at an exercise price equal to stock price on the date of grant, to members of the Board. Such options vest in one year. The fair value of these option grants was measured on the date of grant using the Black-Scholes option-pricing model and the following weighted

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

average assumptions:

Risk-free interest rate	1.16%
Expected dividend yield	11.87%
Expected volatility factor	47.86%
Expected life in years	5.0
A summary of unvested options activity during the period from November 4, 2014 through December 31, 2014 and for the years ended December 31, 2015 and 2016 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance at November 4, 2014	—	$—	—
Granted - IPO	5,658,970	18.70	8.3
Vested	—	—	—
Forfeited or expired	—	—	—
Balance at December 31, 2014	5,658,970	$18.70	8.3
Granted	30,000	8.01	4.7
Vested	(23,389)	18.70	7.5
Forfeited	(102,715)	18.70	7.5
Balance at December 31, 2015	5,562,866	$18.64	7.5
Granted	50,000	3.70	5.0
Vested	(2,896,786)	18.62	4.9
Forfeited	(1,158,067)	18.63	7.8
Balance at December 31, 2016	1,558,013	$18.21	7.7
Exercisable at December 31, 2016	2,920,175	$18.62	4.9	$—
Expected to vest after December 31, 2016	1,558,013	$18.21	7.7	$—
Aggregate intrinsic value represents the value of the Company's closing share price on the last trading day of the quarter in excess of the weighted average exercise price multiplied by the number of options exercisable or expected to vest. As of December 31, 2016, the Company's closing share price was lower than the weighted average exercise price of the options exercisable or expected to vest. As a result, the options are out of the money and have no intrinsic value.
Compensation expense associated with these options is being recognized on a straight-line basis over the service period of the respective grant. As of December 31, 2016, there was $1,724,173 of total unrecognized compensation expense, that is expected to be recognized over the remaining weighted average period of 3.8 years.
Stock Appreciation Rights (“SARs”)
Each SAR represents an unfunded, unsecured right of the holder to receive an amount in cash equal to the excess of the closing price of a Class A common share over the exercise price. The SARs terms and conditions are substantially similar to the provisions of the ten year option grants discussed above and had a grant date fair value of $1.78 per unit. All of the currently outstanding SARs were issued in connection with FSAM’s IPO. Upon vesting, they will be settled in cash. The fair value of the SARs are re-measured each reporting period until settlement and changes in fair value are charged to compensation expense as the SARs vest over the remaining service period. The amount of the adjustment has been derived based on a grant date fair value using the IPO price of $17.00 per share, multiplied by the number of unvested shares, and expensed over the six year service period. Additionally, the calculation of the expense assumes a forfeiture rate of 5%. The total compensation expense expected to be recognized in all future periods associated with the SARs, is approximately $50,027. No SARs were issued during the year ended December 31, 2016.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

A summary of unvested SARs activity during the period from November 4, 2014 through December 31, 2014 and for the years ended December 31, 2015 and 2016 is presented below:

	SARs	Weighted Average Grant Date Fair Value Per SAR
Balance at November 4, 2014	—	$—
Granted - IPO	90,500	1.78
Vested	—	—
Forfeited	—	—
Balance at December 31, 2014	90,500	$1.78
Granted	—	—
Vested	—	—
Forfeited	(19,500)	1.78
Balance at December 31, 2015	71,000	$1.78
Granted	—	—
Vested	—	—
Forfeited	(27,000)	1.78
Balance at December 31, 2016	44,000	$1.78

Note 12. Income Taxes
Components of the provision (benefit) for income taxes consist of the following:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$346,377	$(100,348)	$94,835
State and local	225,674	(56,343)	20,348
Total current expense (benefit)	572,051	(156,691)	115,183
Deferred:
Federal	(754,310)	4,357,687	(1,992,191)
State and local	9,532,049	844,707	(246,619)
Total deferred provision (benefit)	8,777,739	5,202,394	(2,238,810)
Income tax provision (benefit)	$9,349,790	$5,045,703	$(2,123,627)
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
A reconciliation of the U.S. statutory income tax rate of 34% to the Company's effective tax rate is as follows:

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2016	2015	2014
Provision at Federal statutory tax rate	$2,412,782	$13,180,304	$12,557,925
State and local taxes, net of federal benefit	131,554	479,605	(116,882)
Change in tax status	—	—	(1,089,600)
Income attributable to Predecessor and noncontrolling interests not subject to tax	43,388	(10,019,807)	(13,426,245)
Transfer pricing allocations (1)	—	1,087,879	—
Change in state tax rate and related adjustment to deferred tax asset	6,271,403	—	—
Other	490,663	317,722	(48,825)
Income tax provision (benefit)	$9,349,790	$5,045,703	$(2,123,627)
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
As a result of certain changes to Connecticut state tax law that were passed in May 2016 (effective January 1, 2016), which resulted in a lower state income tax rate, the Company reduced its deferred tax assets by $8,843,122 during the year ended December 31, 2016, which includes a discrete adjustment of $6,271,403 recorded during the three months ended June 30, 2016, and is included in the provision for income taxes in the Consolidated Statements of Income.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and are reported in the accompanying Consolidated Statement of Financial Condition.
These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities are summarized as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$1,414,169	$331,201
Reserves and accruals	2,585,280	1,135,627
Share-based compensation	5,209,439	2,373,219
Step-up related to purchase of interest in Fifth Street Holdings	40,078,291	51,422,225
Other	828,533	1,409
Total deferred tax assets	50,115,712	55,263,681
Deferred tax liabilities:
Property and equipment and other long-lived assets	(877,161)	(1,918,267)
Unearned revenue	(6,823,408)	(1,995,161)
Other	—	(132,296)
Total deferred liabilities	(7,700,569)	(4,045,724)
Total net deferred tax assets	$42,415,143	$51,217,957
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

with booking tax benefits and determined that the deferred tax assets are more likely than not to be realized, including evaluation of deferred tax liabilities and the expectation of future taxable income.
As of December 31, 2016 and December 31, 2015, the Company had gross net operating loss carryforwards for Federal purposes of approximately $3.8 million and $0.5 million, respectively, portions of which begin to expire in 2034. Additionally, the Company had gross state net operating losses of $3.7 million and $0.5 million as of December 31, 2016 and 2015, respectively.
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
The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the years ended December 31, 2016, 2015 and 2014. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the Provision for Income Taxes.

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
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from November 4, 2014 through December 31, 2014
Numerator for basic net income (loss) per share of Class A common stock:
Net income (loss) attributable to Fifth Street Asset Management Inc.	$(1,531,075)	$2,377,121	$437,661
Numerator for diluted net income (loss) per share of Class A common stock:
Net income (loss) attributable to Fifth Street Asset Management Inc.	$(1,531,075)	$2,377,121	$—
Dilutive effects of MMKT Notes	(103,946)	—	—
Net income (loss) available to Class A common stockholders	$(1,635,021)	$2,377,121	$—
Denominator for basic net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	6,037,500	5,913,125	6,000,033
Denominator for diluted net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	6,037,500	5,913,125	6,000,033
Dilutive effects of restricted stock units	—	2,049	—
Weighted average shares of Class A common stock outstanding - diluted	6,037,500	5,915,174	6,000,033
Earnings per share of Class A common stock:
Net income (loss) attributable to Fifth Street Asset Management Inc. per share of Class A common stock, basic	$(0.25)	$0.40	$0.07
Net income (loss) attributable to Fifth Street Asset Management Inc. per share of Class A common stock, diluted	$(0.27)	$0.40	$0.07
There were 43,701 Class A shares issued in connection with the vesting of certain RSU awards and 760,059 Class A shares issued in connection with the settlement of the RiverNorth warrant.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Shares of Class B common stock have no impact on the calculation of net income per share of Class A common stock as holders of Class B common stock do not participate in net income or dividends, and thus, shares of the Class B common stock are not participating securities.
The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from options and unvested restricted units granted in connection with the IPO.
Potentially dilutive securities representing an incremental 805,037 restricted stock units and 4,478,188 options to acquire Class A common stocks for the year ended December 31, 2016 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
Potentially dilutive securities representing an incremental 1,180,353 restricted stock units and 5,556,255 options to acquire Class A common shares for the period from October 1, 2014 to December 31, 2014 and for the year ended December 31, 2015 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
For the year ended December 31, 2016, the if-converted method was used to calculate the dilutive effect of the MMKT Notes. For the year ended December 31, 2015, the assumed conversion of the MMKT Notes was anti-dilutive.
For the years ended December 31, 2016, 2015 and 2014, diluted earnings per share excludes the assumed conversion of Holdings LP interests as their impact would have been anti-dilutive.
For the years ended December 31, 2016, diluted earnings per share does not include the assumed conversion of the RiverNorth Warrant as the impact would have been anti-dilutive.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 14. Quarterly Financial Information (unaudited)
The unaudited quarterly results for the years ended December 31, 2016 and 2015 are summarized below. The adjustments represent the impact of the errors described in Note 2 and disclosed in previous filings.

	For the quarter ended March 31, 2016 - As previously reported	Adjustments	For the quarter ended March 31, 2016	For the quarter ended June 30, 2016 - As previously reported	Adjustments	For the quarter ended June 30, 2016

Revenues	$19,047,731	$—	$19,047,731	$23,151,510	$—	$23,151,510
Net income (loss)	$(11,099,658)	$83,923	$(11,015,735)	$4,406,255	$(314,084)	$4,092,171
Net (income) loss attributable to non-controlling interests in Fifth Street Holdings L.P.	$9,860,273	$(76,483)	$9,783,790	$(3,629,933)	$385,308	$(3,244,625)
Net income (loss) attributable to Fifth Street Asset Management Inc.	$(1,239,385)	$7,440	$(1,231,945)	$776,322	$71,224	$847,546
Net income (loss) per share attributable to Fifth Street Management Inc. Class A common stock - Basic	$(0.21)	$—	$(0.21)	$0.13	$0.02	$0.15
Net income (loss) per share attributable to Fifth Street Management Inc. Class A common stock - Diluted	$(0.24)	$—	$(0.24)	$0.07	$—	$0.07
Weighted average shares of Class A common stock outstanding - Basic	5,798,614		5,798,614	5,833,575		5,833,575
Weighted average shares of Class A common stock outstanding - Diluted	5,798,614		5,798,614	48,790,784		48,790,784

	For the quarter ended September 30, 2016	For the quarter ended December 31, 2016

Revenues	$22,457,196	$17,890,685
Net income (loss)	$10,179,819	$(5,509,627)
Net (income) loss attributable to non-controlling interests in Fifth Street Holdings L.P.	$(10,417,462)	$4,600,594
Net income (loss) attributable to Fifth Street Asset Management Inc.	$(237,643)	$(909,033)
Net loss per share attributable to Fifth Street Management Inc. Class A common stock - Basic	$(0.04)	$(0.14)
Net loss per share attributable to Fifth Street Management Inc. Class A common stock - Diluted	$(0.04)	$(0.14)
Weighted average shares of Class A common stock outstanding - Basic	5,908,407	6,602,374
Weighted average shares of Class A common stock outstanding - Diluted	5,908,407	6,602,374

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

	For the quarter ended March 31, 2015	For the quarter ended June 30, 2015

Revenues	$24,958,615	$24,398,326
Net income	$10,478,546	$9,542,412
Net income attributable to non-controlling interests in Fifth Street Holdings L.P.	$(9,181,944)	$(8,435,230)
Net income attributable to Fifth Street Asset Management Inc.	$1,296,602	$1,107,182
Net income per share attributable to Fifth Street Management Inc. Class A common stock - Basic	$0.22	$0.19
Net income per share attributable to Fifth Street Management Inc. Class A common stock - Diluted	$0.21	$0.19
Weighted average shares of Class A common stock outstanding - Basic	6,000,033	5,968,353
Weighted average shares of Class A common stock outstanding - Diluted	6,042,777	5,976,746

	For the quarter ended September 30, 2015 - As previously reported	Adjustments	For the quarter ended September 30, 2015 - As Revised	For the quarter ended December 31, 2015 - As previously reported	Adjustments	For the quarter ended December 31, 2015 - As Revised

Revenues	$25,489,241	$—	$25,489,241	$22,920,106	$—	$22,920,106
Net income	$9,227,481	$2,674	$9,230,155	$4,716,042	$(410,302)	$4,305,740
Net income attributable to non-controlling interests in Fifth Street Holdings L.P.	$(8,077,112)	$(2,471)	$(8,079,583)	$(5,862,168)	$379,193	$(5,482,975)
Net income attributable to Fifth Street Asset Management Inc.	$1,150,369	$203	$1,150,572	$(1,146,126)	$(31,109)	$(1,177,235)
Net income per share attributable to Fifth Street Management Inc. Class A common stock - Basic and Diluted	$0.19	$—	$0.19	$(0.19)	$(0.01)	$(0.20)
Weighted average shares of Class A common stock outstanding - Basic	5,901,718		5,901,718	5,929,627		5,929,627
Weighted average shares of Class A common stock outstanding - Diluted	5,908,463		5,908,463	5,929,627		5,929,627

Note 15. Subsequent Events
On December 1, 2016, the Company's Board of Directors appointed Patrick J. Dalton as Co-President, effective January 2, 2017, succeeding Todd Owens. In addition, Mr. Dalton was appointed as Chief Executive Officer and a member of the Boards of Directors of FSC and FSFR.
On January 3, 2017, the Company granted 287,770 restricted stock units, or RSUs, to Patrick J. Dalton, Co-President of the Company. On January 12, 2017, the Company granted an aggregate of 606,718 RSUs to the following individuals and in the following amounts: 432,519 RSUs to Mr. Leonard M. Tannenbaum, Chairman and Chief Executive Officer of the Company; 97,863 RSUs to Mr. Bernard D. Berman, Co-President and Chief Compliance Officer of the Company; and 76,336 RSUs to Alexander C. Frank, Chief Operating Officer and Chief Financial Officer of the Company. Each RSU represents the contingent right to receive one share of Class A common stock of the Company. The RSUs granted to Mr. Dalton vest in installments of one-fourth on each of the first four anniversaries of the grant date. The RSUs granted to the other individuals named above vest in installments of one-third on each of the first three anniversaries of the grant date. No later than 60 days following each vesting date, one share of Class A common stock of the Company shall be issued for each RSU that becomes vested on such vesting date. The RSUs are subject to acceleration or forfeiture in certain limited circumstances.
On January 3, 2017, the Company granted Mr. Dalton two option awards to purchase an aggregate of 1,000,000 shares of the Company’s Class A common stock. The first is an option to purchase 750,000 shares of Class A common stock that vests in equal installments of one-third on each of the first three anniversaries of the grant date, subject to Mr. Dalton’s continued

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

employment, and has a five-year term. The second is an option to purchase 250,000 shares of Class A common stock that vests in full on the fourth anniversary of the grant date, subject to Mr. Dalton’s continued employment, and has a six-year term. All of the options were granted with an exercise price equal to $6.95, which was the closing price of the Company’s Class A common stock on the date of grant.

On January 4, 2017, pursuant to the terms of the exchange agreement, dated as of November 4, 2014, by and among the Company, Holdings and the limited partners of Fifth Street Holdings party thereto, Mr. Tannenbaum, Mr. Berman, Mr. James F. Velgot, a director of the Company, and certain other Holdings Limited Partners exchanged an aggregate of 8,772,450 limited partnership interests of Fifth Street Holdings for shares of the Company’s Class A common stock on a one-for-one basis and, in the case of Messrs. Tannenbaum and Berman, submitted to the Company 8,038,217 and 533,153 shares of the Company’s Class B common stock, respectively, for cancellation. Mr. Frank and Mr. Steven M. Noreika, the chief financial officer of FSC and FSFR, did not exercise their right to exchange limited partnership interests of Holdings for shares of the Company’s Class A common stock at such time.

On January 5, 2017, the Company filed a shelf registration statement on Form S-3, or the Registration Statement, to register the sale of up to $100,000,000 of any combination of Class A common stock, preferred stock, warrants, rights, purchase contracts, depositary shares and units, each as described in the Registration Statement, as well as up to 26,270,012 shares of the Company’s Class A common stock to be sold by the selling stockholders identified in the Registration Statement. The Registration Statement was declared effective by the SEC on February 3, 2017.

On March 20, 2017, the Company's Board of Directors declared a quarterly dividend of $0.125 per share of its Class A common stock. The declared dividend is payable on April 14, 2017 to stockholders of record at the close of business on March 31, 2017.
On March 20, 2017, the Company’s Board of Directors authorized Fifth Street Management to enter into a fourth amended and restated investment advisory agreement with FSC, or the New FSC Investment Advisory Agreement, subject to the approval of the FSC board of directors and the FSC stockholders. The New FSC Investment Advisory Agreement was entered into on March 20, 2017, following receipt of such approvals. The New FSC Investment Advisory Agreement (i) decreases the quarterly hurdle rate to 1.75% on the subordinated incentive fee on income payable to Fifth Street Management and (ii) implements a total return requirement, which may decrease the incentive fee payable to Fifth Street Management by 25% per quarter to the extent that FSC’s cumulative net increase in net assets resulting from operations over the “Lookback Period” is less than 20.0%. The “Lookback Period” means (1) through December 31, 2019, the period which commences on the effective date of the New FSC Investment Advisory Agreement and ends on the last day of the fiscal quarter for which the subordinated incentive fee on income is being calculated and (2) after December 31, 2019, the fiscal quarter for which the subordinated incentive fee on income is being calculated and the eleven preceding fiscal quarters. The New FSC Investment Advisory Agreement is effective as of January 1, 2017.
In March 2017, the Company received additional insurance recoveries related to previously incurred professional fees and estimates that between $4 million to $5 million will be recognized as income during the three months ended March 31, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, as a result of the ongoing material weaknesses described below, the design and operation of our disclosure controls and procedures were not effective.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its chief executive officer and chief financial officer, and effected by such company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
(i)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework set forth in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, due to the fact that certain material weaknesses previously identified in Fifth Street Asset Management Inc.’s 2015 Form 10-K filed on March 18, 2016 continue to exist at December 31, 2016, as discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Material Weaknesses in Internal Control over Financial Reporting
Management identified the following material weaknesses as of December 31, 2016:

•
We did not maintain sufficient accounting resources with technical accounting knowledge, experience and training in the application of U.S. GAAP and for effective preparation and review of our financial statements. This material weakness did not result in a misstatement to the consolidated financial statements.

•
We did not design and maintain effective controls to analyze complex and non-routine transactions or adequately review the accounting and/or disclosure for these transactions. This material weakness was identified as the primary cause of errors relating to the treatment of stock-based compensation and liabilities associated with existing membership units, the consequent improper recording and improper disclosure of certain equity transactions and incorrectly recording expenses reimbursable by our funds on a net basis in prior years, as well as the improper accounting of equity method investments identified in the third quarter of 2016.

Additionally, these deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
As of December 31, 2016, management remediated the material weakness previously identified as of December 31, 2015 that we did not design and maintain sufficient controls to evaluate information provided from and accounting conclusions reached by FSC CT LLC, the administrator of the Fifth Street BDCs and our wholly-owned subsidiary, in the determination of Part I fee revenue. This material weakness was identified as the primary cause of the revision for the year ended December 31, 2015 relating to Part I fees, and the consequent improper recording of fee revenue. The steps we took to remediate this material weaknesses included formalizing policies and procedures relating to fee income recognition and the communication of these policies and procedures throughout the organization.
With respect to the remediation of the material weakness related to maintaining sufficient accounting resources with technical accounting knowledge, we have added several senior experienced accounting and financial reporting personnel with higher levels of experience, engaged a nationally recognized public accounting firm to assist on technical accounting matters, outsourced certain accounting and operations activities and reallocated existing internal resources.
With respect to the remediation of the material weakness related to accounting for complex and non-routine accounting transactions, we have taken additional steps, including i) improving the process for the identification of such transactions by senior management, ii) ensuring communication of relevant information to the appropriate personnel, iii) consulting with nationally recognized public accounting firm to assist with our analysis as deemed necessary and iv) formalizing conclusions reached.
Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. Based on the steps we have taken to date and the continued operating effectiveness of these controls, we expect that the remediation of these material weaknesses will be completed prior to the end of calendar year 2017. We cannot assure you, however, that the steps taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2016, we concluded the material weakness was remediated related to Part I fee revenue as the controls have operated effectively for a sufficient period of time. The remediation efforts described above were ongoing through the three months ended December 31, 2016. In October 2016, the Company formalized the process for identification of complex and non-routine transactions as noted above. Such remediation efforts were changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV - OTHER INFORMATION

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:

1.
Financial Statements: The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm for Fifth Street Asset Management Inc. are presented in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

2.
Financial Schedules: All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

3.	Exhibits: A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits and is incorporated by reference.

(b)	See the following Index to Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended on October 13, 2014	10-Q	001-36701	3.1	12/15/2014
3.2	Second Amended and Restated Bylaws, as adopted on December 14, 2015	8-K	001-36701	3.1	12/16/2015
4.1	Form of Class A Common Stock Certificate	S-1	333-196813	4.1	09/22/2014
4.2	Warrant, dated February 18, 2016, by and between Fifth Street Asset Management Inc. and RiverNorth Capital Management, LLC	8-K	001-36701	10.2	02/19/2016
10.1	Amended and Restated Limited Partnership Agreement of Fifth Street Holdings, L.P., dated of October 29, 2014	8-K	001-36701	10.1	11/04/2014

10.3	Exchange Agreement by and among Fifth Street Asset Management, Fifth Street Holdings and the limited partners of Fifth Street Holdings party thereto, dated as of November 4, 2014.	8-K	001-36701	10.2	11/04/2014
10.4	Tax Receivable Agreement, dated as of October 29, 2014, by and among Fifth Street Asset Management, Fifth Street Holdings and the Principals, as defined therein, dated as of October 29, 2014.	8-K	001-36701	10.3	11/04/2014
10.5	Registration Rights Agreement, by and among Fifth Street Asset Management, Fifth Street Holdings and the Covered Persons party thereto, dated as of November 4, 2014.	8-K	001-36701	10.4	11/04/2014
10.6	Third Amended and Restated Investment Advisory Agreement between the Fifth Street Management LLC and Fifth Street Finance Corp., dated as of January 19, 2016	8-K	001-36701	10.1	01/20/2016
10.7	Investment Advisory Agreement between the Fifth Street Management LLC and Fifth Street Senior Floating Rate Corp, dated as of June 27, 2013	S-1	333-196813	10.7	09/22/2014
10.11	The Fifth Street Deferred Bonus and Retention Plan, as amended and restated January 2015 †	8-K	001-36701	10.1	01/22/2015
10.12	Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan †	8-K	001-36701	10.10	11/04/2014
10.13	Amended and Restated Employment Offer, by and among Fifth Street Management LLC, FSC CT, Inc. and Todd G. Owens, dated as of October 30, 2014. †	8-K	001-36701	10.6	11/04/2014
10.14	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Bernard D. Berman, dated as of October 29, 2014. †	8-K	001-36701	10.7	11/04/2014
10.15	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Alexander C. Frank, dated as of October 29, 2014. †	8-K	001-36701	10.8	11/04/2014
10.16	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Ivelin M. Dimitrov, dated as of October 29, 2014. †	8-K	001-36701	10.9	11/04/2014
10.17	Form of Non-Competition, Non-Solicitation and Non-Disclosure Agreement by and between FSC CT, Inc. and each of Bernard D. Berman, Alexander C. Frank, Ivelin M. Dimitrov and Todd G. Owens †	S-1	333-196813	10.17	09/25/2014
10.18	Credit Agreement, dated as of November 4, 2014, by and among Fifth Street Holdings L.P., the subsidiary guarantors party thereto, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent.	8-K	001-36701	10.5	11/04/2014
10.19	Form of Indemnification Agreement for non-employee directors and officers†	8-K	001-36701	10.1	12/16/2015
10.20	Purchase and Settlement Agreement, dated as of February 18, 2016, by and among Fifth Street Finance Corp., Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund, RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise.	8-K	001-36701	10.1	02/19/2016

10.21	Amendment No. 1 to the Purchase and Settlement Agreement, dated as of February 23, 2016, by and among Fifth Street Finance Corp., Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund and RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise.	8-K/A	001-36701	10.4	02/24/2016
10.22	Letter Agreement, dated February 18, 2016, by and between Fifth Street Holdings L.P. and Leonard M. Tannenbaum.	8-K	001-36701	10.3	02/19/2016
10.23	Amendment No. 1 to Credit Agreement, dated as of February 29, 2016, by and among Fifth Street Holdings L.P., the Guarantors party thereto, the Lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.	10-K	001-36701	10.23	03/18/2016
10.24	Bernard Berman - Amendment to Employment Agreement †	10-Q	001-36701	10.1	11/21/2016
10.25	Ivelin Dimitrov - Amendment to Employment Agreement †	10-Q	001-36701	10.2	11/21/2016
10.26	Alexander Frank - Amendment to Employment Agreement †	10-Q	001-36701	10.3	11/21/2016
10.27	Employment Agreement by and among Fifth Street Management LLC, FSC CT, Inc. and Patrick Dalton, dated November 29, 2016†	8-K	001-36701	10.1	12/05/2016
10.28	Non-Competition Agreement, Non-Solicitation and Non-Disclosure Agreement by and between FSC CT, Inc. and Patrick Dalton, dated November 29, 2016†	8-K	001-36701	10.2	12/05/2016
21.1	List of Subsidiaries of Fifth Street Asset Management Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
† Management or compensatory agreement.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET ASSET MANAGEMENT INC.

By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chief Executive Officer

Date: March 20, 2017

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard M. Tannenbaum and Alexander C. Frank, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LEONARD M. TANNENBAUM Leonard M. Tannenbaum	Chairman Chief Executive Officer (principal executive officer)	March 20, 2017

/s/ ALEXANDER C. FRANK Alexander C. Frank	Chief Operating Officer Chief Financial Officer Director (principal financial and accounting officer)	March 20, 2017

/s/ MICHAEL ARTHUR Michael Arthur	Director	March 20, 2017

/s/ NATHANIEL AUGUST Nathaniel August	Director	March 20, 2017

/s/ THOMAS H. BRANDT Thomas H. Brandt	Director	March 20, 2017

/s/ THOMAS L. HARRISON Thomas L. Harrison	Director	March 20, 2017

/s/ JAMES F. VELGOT James F. Velgot	Director	March 20, 2017