Form 10-Q
period 2017-03-31
Fifth Street Asset Management Inc.
filed 2017-05-16
CIK 1611988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
(203) 681-3600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☑     NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☑     NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐    NO ☑

The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of May 15, 2017 was 15,576,620. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of May 15, 2017 was 34,285,484.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), that reflect our current views with respect to, among other things, future events and financial performance. Words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results may vary materially from those indicated in these forward-looking statements, including as a result of the factors described under "Risk Factors" in this Quarterly Report on Form 10-Q and in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC's website at www.sec.gov. Other factors that could cause actual results to differ materially include: changes in the economy, financial markets and political environment; risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies, small business investment companies, or SBICs, or regulated investment companies, or RICs; our ability to satisfy our debt obligations and pay dividends to our stockholders; potential wind-down or dispositions involving one or more of our non-core businesses and other considerations that may be disclosed from time to time in our publicly disseminated documents and filings. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. Although we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Unless the context otherwise requires, references to "we," "us," "our" and "the Company" are intended to refer to the business and operations of Fifth Street Asset Management Inc. and its consolidated subsidiaries.
When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•
"Adjusted Net Income" is a non-GAAP measure that represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, (ii) unrealized gains (losses) on beneficial interests in CLOs, MMKT Notes and derivative liabilities, (iii) certain litigation costs and related insurance recoveries, (iv) the difference between cash dividends received from our investments in FSC and FSFR and the related income recognized under the equity method of accounting and (v) other non-recurring items;

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

•
"Part I Fees" refer to fees paid to us by our BDCs that are based on a fixed percentage of pre-incentive fee net investment income (subject, in the case of FSC, to certain limitations based on cumulative net increase in net assets resulting from operations), which are calculated and paid quarterly, and subject to certain specified performance hurdles. Part I Fees are classified as management fees as they are generally predictable and are recurring in nature, are not subject to repayment (or clawback) and are generally cash-settled each quarter;

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Fifth Street Asset Management Inc.
 Consolidated Statements of Financial Condition

	As of
	March 31, 2017	December 31, 2016
Assets	(unaudited)
Cash	$865,752	$6,727,085
Management fees receivable (includes Part I Fees of $3,213,667 and $4,837,944 as of March 31, 2017 and December 31, 2016, respectively)	13,107,090	15,346,566
Performance fees receivable	34,587	123,300
Insurance recovery receivable	—	9,250,000
Prepaid expenses (includes $418,300 and $620,794 related to income taxes as of March 31, 2017 and December 31, 2016, respectively)	2,275,311	2,073,393
Investments in equity method investees	67,574,280	66,176,884
Beneficial interests in CLOs at fair value: (cost March 31, 2017: $24,049,823; cost December 31, 2016: $24,138,496)	23,260,659	23,155,062
Due from affiliates	2,556,202	3,405,921
Fixed assets, net	5,151,743	5,344,332
Deferred tax assets	71,703,827	42,415,143
Deferred financing costs	1,300,271	1,426,103
Other assets	3,365,910	3,355,072
Total assets	$191,195,632	$178,798,861
Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$5,253,690	$5,260,511
Accrued compensation and benefits	5,225,343	12,516,497
Income taxes payable	223,694	223,694
Loans payable	14,972,565	14,972,565
Legal settlement payable	—	9,250,000
Credit facility payable	100,000,000	102,000,000
Dividends payable	3,022,611	1,961,863
Due to affiliates	32,241	30,412
Deferred rent liability	2,054,038	2,079,354
Payable to related parties pursuant to tax receivable agreements	62,091,926	35,990,255
Total liabilities	192,876,108	184,285,151
Commitments and contingencies
Equity (deficit)
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 15,576,620 and 6,602,374 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	155,766	66,024
Class B common stock, $0.01 par value; 50,000,000 shares authorized; 34,285,484 and 42,856,854 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	342,855	428,569
Additional paid-in capital	5,348,702	6,354,291
Accumulated deficit	(130,932)	(1,726,061)
Total stockholders' equity, Fifth Street Asset Management Inc.	5,716,391	5,122,823
Non-controlling interests	(7,396,867)	(10,609,113)
Total deficit	(1,680,476)	(5,486,290)
Total liabilities and equity (deficit)	$191,195,632	$178,798,861

Management fees receivable, performance fees receivable and investments are with related parties. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues
Management fees (includes Part I Fees of $3,455,605 and $4,938,068 for the three months ended March 31, 2017 and 2016, respectively)	$13,540,646	$17,087,545
Performance fees	34,587	25,764
Other fees	2,063,277	1,934,422
Total revenues	15,638,510	19,047,731
Expenses
Compensation and benefits	6,523,085	8,768,625
General, administrative and other expenses	5,115,418	7,301,492
Depreciation and amortization	315,867	417,722
Total expenses	11,954,370	16,487,839
Other income (expense)
Interest income	329,852	339,602
Interest expense	(1,323,693)	(1,114,999)
Income from equity method investments	2,958,759	868,109
Unrealized gain on MMKT Notes	—	2,582,405
Unrealized gain (loss) on beneficial interests in CLOs	194,270	(848,264)
Adjustment of TRA liability due to tax rate change	(92,348)	—
Insurance recoveries	4,332,024	—
Unrealized loss on derivatives	—	(4,676,019)
Loss on investor settlement	—	(10,419,274)
Other income (expense), net	—	(569,960)
Total other income (expense), net	6,398,864	(13,838,400)
Income (loss) before provision (benefit) for income taxes	10,083,004	(11,278,508)
Provision (benefit) for income taxes	1,310,519	(262,773)
Net income (loss)	8,772,485	(11,015,735)
Net (income) loss attributable to non-controlling interests	(7,177,356)	9,783,790
Net income (loss) attributable to Fifth Street Asset Management Inc.	$1,595,129	$(1,231,945)

Net income (loss) per share attributable to Fifth Street Asset Management Inc. Class A common stock - Basic	$0.10	$(0.21)
Net income (loss) per share attributable to Fifth Street Asset Management Inc. Class A common stock - Diluted	$0.10	$(0.23)
Weighted average shares of Class A common stock outstanding - Basic	15,224,235	5,798,614
Weighted average shares of Class A common stock outstanding - Diluted	15,270,787	5,798,614

 All revenues are earned from affiliates of the Company. All gains (losses) from investments are from related parties. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statement of Changes in Equity
For the Three Months Ended March 31, 2017 and 2016
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated deficit	Treasury Stock	Non-Controlling Interests	Total Deficit
	Shares	Amount	Shares	Amount

Balance, December 31, 2015	5,822,672	$58,227	42,856,854	$428,569	$2,661,253	$(30,904)	$(180,064)	$(5,392,371)	$(2,455,290)
Cumulative effect of ASU 2016-09 adoption	—	—	—	—	145,127	(164,081)	—	(160,023)	(178,977)
Accrued dividends - $0.10 per Class A common share	—	—	—	—	(579,861)	—	—	—	(579,861)
Accrual of dividends on restricted stock units	—	—	—	—	(15,615)	—	—	(118,489)	(134,104)
Deemed capital contribution (see Note 1)	—	—	—	—	676,616	—	—	5,134,178	5,810,794
Amortization of equity-based compensation	—	—	—	—	163,324	—	—	1,495,994	1,659,318
Net loss	—	—	—	—	—	(1,231,945)	—	(9,783,790)	(11,015,735)
Balance, March 31, 2016	5,822,672	$58,227	42,856,854	$428,569	$3,050,844	$(1,426,930)	$(180,064)	$(8,824,501)	$(6,893,855)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Deficit
	Shares	Amount	Shares	Amount

Balance, December 31, 2016	6,602,374	$66,024	42,856,854	$428,569	$6,354,291	$(1,726,061)	$(10,609,113)	$(5,486,290)
Accrued dividends - $0.125 per Class A common share	—	—	—	—	(1,947,078)	—	—	(1,947,078)
Accrued dividends on restricted stock units	—	—	—	—	(56,456)	—	(131,730)	(188,186)
Issuance of shares in connection with previously vested RSUs	201,796	2,018	—	—	(2,018)	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with exchange of Holdings LP Interests	8,772,450	87,724	(8,571,370)	(85,714)	(2,010)	—	—	—
Distributions to Holdings Limited Partners	—	—	—	—	—	—	(8,511,090)	(8,511,090)
Reallocation of equity for changes in ownership interest	—	—	—	—	(3,891,719)	—	3,891,719	—
Amortization of equity-based compensation	—	—	—	—	303,812	—	785,991	1,089,803
Net tax benefit in connection with TRA	—	—	—	—	4,589,880	—	—	4,589,880
Net income	—	—	—	—	—	1,595,129	7,177,356	8,772,485
Balance, March 31, 2017	15,576,620	$155,766	34,285,484	$342,855	$5,348,702	$(130,932)	$(7,396,867)	$(1,680,476)

 See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$8,772,485	$(11,015,735)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	245,094	346,949
Amortization of fractional interests in aircrafts	70,773	70,773
Amortization of deferred financing costs	125,832	122,707
Amortization of equity-based compensation	1,089,803	1,661,357
Write-off of MMKT capitalized software costs	—	624,512
Unrealized (gain) loss on beneficial interests in CLOs	(194,270)	848,264
Distributions of earnings from equity method investments	508,730	600,549
Interest income accreted on beneficial interest in CLOs	(329,843)	(339,594)
Interest expense on MMKT Notes	—	92,119
Deferred taxes	1,310,519	(243,757)
Deferred rent	(25,316)	(47,060)
Unrealized gain on MMKT Notes	—	(2,582,405)
Loss on investor settlement	—	10,419,274
Unrealized loss on derivatives	—	4,676,019
Adjustment of TRA liability due to tax rate change	92,348	—
Income from equity method investments	(2,958,759)	(868,661)
Changes in operating assets and liabilities:
Management fees receivable	2,239,476	(12,490,159)
Performance fees receivable	(34,587)	120,134
Insurance recovery receivable	9,250,000	—
Prepaid expenses	(201,919)	(1,201,837)
Due from affiliates	849,719	1,267,727
Other assets	(81,611)	15,695
Accounts payable and accrued expenses	(6,821)	109,590
Accrued compensation and benefits	(7,291,154)	(7,400,660)
Legal settlement payable	(9,250,000)	—
Due to affiliates	1,829	—
Net cash provided by (used in) operating activities	4,182,328	(15,214,199)
Cash flows from investing activities
Purchases of fixed assets	(52,505)	(13,980)
Purchases of equity method investments	—	(26,925,757)
Redemptions of equity method investments	—	6,000,000
Distributions from equity method investments	1,175,933	180,998
Distributions received from beneficial interest in CLO	418,516	186,902
Net cash provided by (used in) investing activities	1,541,944	(20,571,837)
Cash flows from financing activities
Proceeds from borrowings under credit facility	—	25,000,000
Repayments under credit facility	(2,000,000)	—
Distributions to members	(8,511,090)	—
Dividends to Class A shareholders	(1,074,515)	(989,854)
Net cash provided by (used in) financing activities	(11,585,605)	24,010,146
Net decrease in cash	(5,861,333)	(11,775,890)
Cash, beginning of period	6,727,085	17,185,204
Cash, end of period	$865,752	$5,409,314

Fifth Street Asset Management Inc.
Consolidated Statements of Cash Flows
(unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,221,559	$678,575
Cash paid during the period for income taxes	$—	$250
Non-cash investing activities:
Non-cash contribution to FSOF	$(123,300)	$—
Non-cash distribution from FSOF	$123,300	$—
Non-cash financing activities:
Accrued dividends	$2,135,263	$—
Deemed capital contribution	$—	$5,810,794
Increase in deferred tax assets as a result of exchange of Holdings LP Interests	$30,599,203	$—
Increase in amounts payable to related parties pursuant to tax receivable agreement	$26,009,323	$—

 All revenues are earned from affiliates of the Company. All gains (losses) from investments are from related parties. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 1. Organization
Fifth Street Asset Management Inc. ("FSAM"), together with its consolidated subsidiaries (collectively, the "Company"), is an alternative asset management firm headquartered in Greenwich, CT that provides asset management services to its investment funds (referred to as the "Fifth Street Funds" or the "funds"), which, as of March 31, 2017, consist primarily of Fifth Street Finance Corp. (formed on January 2, 2008, "FSC") and Fifth Street Senior Floating Rate Corp. (formed on May 22, 2013, "FSFR"), both publicly-traded business development companies regulated under the Investment Company Act of 1940 (together, the "BDCs"). The Company conducts all of its operations through its consolidated subsidiaries, Fifth Street Management LLC ("FSM"), Fifth Street CLO Management LLC ("CLO Management") and FSCO GP LLC ("FSCO GP").
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
Upon the completion of the Reorganization and the IPO, FSAM also became the general partner of Fifth Street Holdings. Fifth Street Holdings and its wholly-owned subsidiaries (including FSM, CLO Management and FSCO GP) are consolidated by FSAM in the consolidated financial statements. The portion of net income attributable to the limited partners of Fifth Street Holdings, excluding FSAM, is recorded as "Net (income) loss attributable to non-controlling interests" on the Consolidated Statements of Operations.

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
On January 4, 2017, pursuant to the terms of the above exchange agreement, a director of the Company and certain other Holdings Limited Partners exchanged an aggregate of 8,772,450 Holdings LP Interests of Fifth Street Holdings for shares of the Company’s Class A common stock on a one-for-one basis and, in the case of the Principals, submitted to the Company 8,571,370 shares of the Company’s Class B common stock for cancellation. The acquisition of additional Holdings LP Interests are treated as reorganizations of entities under common control as required by the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 805.
As of March 31, 2017 and December 31, 2016, FSAM held approximately 30.7% and 13.0% of Fifth Street Holdings, respectively. FSAM’s percentage ownership in Fifth Street Holdings will continue to change as Holdings LP Interests are exchanged for Class A common stock of FSAM or when FSAM otherwise issues or repurchases FSAM common stock.
FSAM's purchase of Holdings LP Interests concurrent with its IPO and the subsequent and future exchanges by holders of Holdings LP Interests for shares of FSAM's Class A common stock pursuant to the Exchange Agreement are expected to result in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to FSAM. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that FSAM would otherwise be required to pay in the future. FSAM entered into a tax receivable agreement ("TRA") with certain limited partners of Fifth Street Holdings (the "TRA Recipients") that requires FSAM to pay the TRA Recipients 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that FSAM actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement. In connection with the exchange of Holdings LP Interests on January 4, 2017, the Company recorded a deferred tax asset in the amount of $30,599,203 and an additional payable to the TRA Recipients of $26,009,323 with a corresponding increase in additional paid-in capital of $4,589,880.
RiverNorth Settlement
On February 18, 2016, the Company entered into a purchase and settlement agreement ("PSA") with RiverNorth Capital Management, LLC ("RiverNorth") pursuant to which RiverNorth would withdraw its competing FSC proxy solicitation. In connection with the execution and delivery of the PSA, on March 24, 2016, the Company purchased 4,078,304 shares of common stock of FSC for $25.0 million of cash at a purchase price of $6.13 per share, net of certain dividends payable to the Company pursuant to the PSA, resulting in a loss of $4,608,480, which represents the premium paid by the Company in excess of the FSC closing share price on the date of the transaction. Pursuant to a letter agreement with the Company, Leonard M. Tannenbaum purchased 5,142,296 shares of common stock of FSC from RiverNorth at a net purchase price of $6.13 per share, resulting in a loss of $5,810,794 which represents the premium paid by Mr. Tannenbaum in excess of the FSC closing share price on the date of the transaction. Such amount was recorded as a loss in the Consolidated Statement of Operations and as a deemed contribution/distribution in the Consolidated Statement of Changes in Stockholder's Equity since Mr. Tannenbaum holds a controlling interest in FSAM and the Company directly benefited from this payment. The total premium paid by the Company and Mr. Tannenbaum in the amount of $10,419,274 was recorded as a loss during the three months ended March 31, 2016.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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

Note 2. Significant Accounting Policies
Revision of Previously Issued Financial Statements for Correction of Immaterial Errors
During the three months ended September 30, 2016, the Company identified an error related to the accounting treatment of its investments in common shares of the BDCs. In September 2015, the Company began purchasing common stock in the BDCs and treated such shares as available-for-sale securities under ASC Topic 320, Investments - Debt and Equity Securities. In 2016, the Company made substantial additional purchases of the common stock of the BDCs. As a result, the Company revisited its accounting method for the shares held. The Company determined that it does exert significant influence over the BDCs and accordingly, its investments in the BDCs should have been accounted for as equity method investments under ASC Topic 323, Investments - Equity Method and Joint Ventures, since inception. The Company assessed the materiality of these errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements. However, in order to correctly present the shares as an equity method investment in the appropriate period, management revised previously issued financial statements. The Company also corrected immaterial out-of-period adjustments that had been previously reported.
Set forth below is a summary of the amounts and financial statement line items impacted by these revisions for the periods presented in this Form 10-Q.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

	Three Months Ended March 31, 2016
Consolidated Statement of Operations:	As previously reported	Adjustments	As revised
Income from equity method investments	$—	$868,109	$868,109
Other income (expense), net	211,587	(781,547)	(569,960)
Total other expense, net	(13,924,962)	86,562	(13,838,400)
Loss before income tax benefit	(11,365,070)	86,562	(11,278,508)
Income tax benefit	(265,412)	2,639	(262,773)
Net loss	(11,099,658)	83,923	(11,015,735)
Net loss attributable to non-controlling interests	9,860,273	(76,483)	9,783,790
Net loss attributable to Fifth Street Asset Management Inc.	$(1,239,385)	$7,440	$(1,231,945)
Net loss per share attributable to Fifth Street Asset Management Inc. - Basic	$(0.21)	$—	$(0.21)
Net loss per share attributable to Fifth Street Asset Management Inc. - Diluted	$(0.24)	$0.01	$(0.23)

	Three Months Ended March 31, 2016
Consolidated Statement of Comprehensive Income:	As previously reported	Adjustments	As revised
Net loss	$(11,099,658)	$83,923	$(11,015,735)
Adjustment for change in fair value of available-for-sale securities	(5,695,952)	5,695,952	—
Tax effect of adjustment for change in fair value of available-for-sale securities	263,706	(263,706)	—
Total comprehensive loss	(16,531,904)	5,516,169	(11,015,735)
Less: Comprehensive loss attributable to non-controlling interests	14,892,981	(5,109,191)	9,783,790
Comprehensive loss attributable to Fifth Street Asset Management Inc.	$(1,638,923)	$406,978	$(1,231,945)

	Three Months Ended March 31, 2016
Consolidated Statement of Cash Flows:	As previously reported	Adjustments	As revised
Cash flows from operating activities
Net loss	$(11,099,658)	$83,923	$(11,015,735)
Distributions of earnings from equity method investments	—	600,549	600,549
Deferred taxes	(246,396)	2,639	(243,757)
Income from equity method investments	(552)	(868,109)	(868,661)
Net cash used in operating activities	(15,033,201)	(180,998)	(15,214,199)
Purchases of equity method investments	—	(26,925,757)	(26,925,757)
Purchases of available-for-sale securities	(26,925,757)	26,925,757	—
Distributions from equity method investments	—	180,998	180,998
Net cash used in investing activities	(20,752,835)	180,998	(20,571,837)
Net decrease in cash and cash equivalents	(11,775,890)	—	(11,775,890)
Cash and cash equivalents, beginning of period	17,185,204	—	17,185,204
Cash and cash equivalents, end of period	$5,409,314	$—	$5,409,314

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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and entities in which it, directly or indirectly, is determined to have a controlling financial interest under ASC Topic 810, as amended by ASU No. 2015-02. Under the variable interest model, the Company determines whether, if by design, an entity has equity investors who lack substantive participating or kick-out rights. If equity investors do not have such rights, the entity is considered a variable interest entity ("VIE") and must be consolidated by its primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity, would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment.
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
As a result, the Company consolidates the financial results of Fifth Street Holdings and its wholly-owned subsidiaries and records the economic interests in Fifth Street Holdings held by the limited partners other than FSAM as "Non-controlling interests" on the Consolidated Statements of Financial Condition and "Net (income) loss attributable to non-controlling interests" on the Consolidated Statements of Operations.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Voting Interest Entities
Entities that are not VIEs are generally evaluated under the voting interest model. The Company consolidates voting interest entities that it controls through a majority voting interest or through other means.
Unconsolidated Variable Interest Entities
The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company's interest in such entities generally is in the form of direct interests and fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. The Company's interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs as of March 31, 2017 is $24,515,965, which represents the fair value of the Company's investments and related fee receivables for unconsolidated VIEs at such date.
CLOs
In February 2015, the Company closed a securitization of the senior secured loans warehoused in Fifth Street Senior Loan Fund I, LLC ("CLO I").  In September 2015, Fifth Street Senior Loan II, LLC merged into Fifth Street SLF II Ltd. ("CLO II"), and the Company closed a securitization of the senior secured loans previously warehoused in Fifth Street Senior Loan Fund II, LLC. CLO Management, a wholly owned-consolidated subsidiary of Fifth Street Holdings, is the collateral manager of CLO I and CLO II (collectively referred to as the "CLOs"), and as such, it operates and controls all of the business and affairs of the CLOs.  Under ASC 810, the CLOs meet the definition of a VIE because the total equity at risk is not sufficient to finance their activities.
The Company determined that it did not have an obligation to absorb expected losses that could be significant to the CLOs. Therefore, the Company is not considered to be the primary beneficiary of the CLOs and, accordingly, does not consolidate their financial results. As of March 31, 2017, investments held by the Company in the senior secured and subordinated notes of the CLOs are included within "Beneficial interests in CLOs at fair value" on the Consolidated Statements of Financial Condition.
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
For the three months ended March 31, 2017 and 2016, substantially all revenues and receivables were earned or derived from advisory or administrative services provided to the BDCs and other affiliated entities.
The Company is dependent on its chief executive officer, Leonard M. Tannenbaum, who holds approximately 86% of the combined voting power of the Company through his ownership of shares of common stock. If for any reason the services of the Company's chief executive officer were to become unavailable, there could be a material adverse effect on the Company's operations, liquidity and profitability.
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
Investments in equity method investees consists of the Company's general partner interests in an unconsolidated fund and investments in FSC and FSFR common stock. The Company exercises significant influence with respect to this fund and the BDCs as a result of its management contracts with them, and specifically with respect to the BDCs, its representation on the board of directors.
Beneficial Interest in CLOs
Beneficial interests in CLOs meet the definition of a debt security under ASC Topic 325-40, Beneficial Interest in Securitized Financial Assets. Income from the beneficial interest in CLOs is recorded using the effective interest method based upon an estimation of an effective yield to maturity utilizing assumed cash flows. The Company monitors the expected residual payments, and effective yield is determined and updated periodically, as needed. Any distributions received from the beneficial interests in CLOs in excess of the calculated income using the effective yield are treated as a reduction of the cost.
The Company earned interest income of $329,843 and $339,594, respectively, from beneficial interests in CLOs, for the three months ended March 31, 2017 and March 31, 2016.
Fair Value Option
The Company has elected the fair value option, upon initial recognition, for all beneficial interests in CLOs, which had a cost of $24,049,823 as of March 31, 2017. There were $194,270 of unrealized gains recorded on beneficial interests in CLOs for the three months ended March 31, 2017. There were $848,264 of unrealized losses recorded on beneficial interests in CLOs for the three months ended March 31, 2016.
The fair value option permits the irrevocable election of fair value on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement with its peers in the asset management industry. Changes in the fair value of these assets and liabilities and related interest income/expense are recorded within "Other income (expense)" in the Consolidated Statements of Operations. Refer to Note 4 for a description of valuation methodologies for the beneficial interests in CLOs.
Derivative Instruments
Derivative instruments include warrant and swap contracts issued in connection with the RiverNorth settlement. The derivative instruments are not designated as hedging instruments and are carried at fair value. Changes in fair value are recorded within "Unrealized gain (loss) on derivatives" and upon settlement of a derivative instrument, the Company records a "Realized gain (loss) on derivatives" in the Consolidated Statements of Operations.
See Note 3 for quantitative disclosures regarding derivative instruments.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Fixed Assets
Fixed assets consist of furniture, fixtures and equipment (including automobiles, computer hardware and purchased software), software developed for internal use and leasehold improvements, and are recorded at cost, less accumulated depreciation and amortization. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to eight years). Software developed for internal use, which is amortized over three years, consists of costs incurred during the application development stage of software developed for the Company's proprietary use and includes costs of Company personnel who are directly associated with the development. Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is shorter, and ranges from five to 10 years. Routine expenditures for repairs and maintenance are charged to expense when incurred. Major betterments and improvements are capitalized. Upon retirement or disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statements of Operations. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset's carrying value may not be fully recovered.
Deferred Financing Costs
Deferred financing costs, which consist of fees and expenses paid in connection with the closing of Fifth Street Holdings' credit facility, are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the credit facility and are included in interest expense on the Consolidated Statements of Operations.
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
Management fees from affiliates also include quarterly incentive fees on the net investment income from the BDCs ("Part I Fees"). Part I Fees are generally equal to 20.0% of the BDCs' net investment income (before Part I Fees and performance fees payable based on capital gains), subject to fixed "hurdle rates" or preferred returns, as defined in the respective investment advisory agreement. No fees are recognized until the BDCs' net investment income exceeds the respective hurdle rate, with a "catch-up" provision that serves to ensure the Company receives 20.0% of the BDCs' net investment income from the first dollar earned. Such fees are classified as management fees as they are paid quarterly, predictable and recurring in nature, not subject to repayment (or clawback) and cash settled each quarter. Management fees from affiliates are recognized as revenue in the period investment advisory services are rendered, subject to the Company's assessment of collectability. On March 20, 2017, Fifth Street Management entered into a new investment advisory agreement with FSC, which, effective as of January 1, 2017, (i) decreased the quarterly preferred return to 1.75% on the income portion of the incentive fee and (ii) implemented a total return requirement that may decrease the incentive fee payable to Fifth Street Management by 25% per quarter to the extent that FSC’s cumulative incentive fees over a lookback period of up to 12 quarters exceed 20.0% of FSC's cumulative net increase in net assets resulting from operations.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

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
Performance fees related to the BDCs ("Part II Fees") are calculated and payable in arrears as of the end of each fiscal year of the BDCs and equal 20.0% of the BDCs' realized capital gains, if any, on a cumulative basis since inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Part II fees.
Other Fees
The Company also provides administrative services to the Fifth Street Funds. These fees are reported within Revenues - Other fees in the Consolidated Statements of Operations. These fees generally represent reimbursable compensation, overhead and other expenses incurred by the Company on behalf of the funds. The Company is considered the principal under these arrangements and is required to record the expense and related reimbursement revenue on a gross basis.
Compensation and Benefits
Compensation generally includes salaries, bonuses, severance and equity-based compensation charges. Bonuses are accrued over the service period to which they relate.
Retention Bonus Agreements
During the year ended December 31, 2016, the Company entered into retention bonus agreements in the amount of $2,307,000 with certain key employees, all of which has been expensed as of March 31, 2017. Included in compensation expense for the three months ended March 31, 2017 is $674,314 of amortization related to these agreements. There were no retention bonuses forfeited during the three months ended March 31, 2017.
Severance Agreements
The Company has entered into various severance and change in control agreements with certain key employees, which provide for the payment of severance and other benefits to each participant in the event of a termination without cause or for good reason, and in certain cases, the payment of a cash bonus upon the occurrence of a change in control event. The amounts of such payments and benefits vary by employee. The Company records expenses related to such severance and change in control agreements by employee if, and when, a termination or change in control event occurs. Included in compensation expense for the three months ended March 31, 2017 and 2016 is $114,466 and $339,821, respectively, related to these severance arrangements.
Equity-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. Under the fair value recognition provision of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.
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
The value of the award is amortized on a straight-line basis over the requisite service period and is included within "Compensation and benefits" (except for grants to non-employees which are included in "General, administrative and other expenses") in the Company’s Consolidated Statements of Operations.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Effective January 1, 2016, the Company elected to early adopt ASU 2016-09. The primary impact of the Company's adoption was limited to the accounting for forfeitures of certain stock based awards, which is adopted on a modified retrospective basis. Upon adoption, the Company no longer estimates forfeitures. Rather, the Company has elected to account for forfeitures as they occur.
The Company records deferred tax assets or liabilities for equity compensation plan awards based on deductions for income tax purposes of stock-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company is expected to receive a tax deduction. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax returns are recorded as an adjustment to the provision (benefit) for income taxes on the Consolidated Statements of Operations.
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
The Company accounts for income taxes under the asset and liability method prescribed by ASC Topic 740, Income Taxes. As a result of the Company's acquisition of limited partnership interests in Fifth Street Holdings, the Company expects to benefit from amortization and other tax deductions reflecting the step-up in tax basis in the acquired assets. Those deductions will be used by the Company and will be taken into account in determining the Company's taxable income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset and changes in applicable tax laws and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s Consolidated Statements of Operations. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.
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
Loss Contingencies and Insurance Recoveries

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

In accordance with ASC Topic 450, an estimated loss from a loss contingency is accrued if it is determined that it is probable that a liability has been incurred at the reporting date and the amount can be reasonably estimated. Insurance claims for loss recoveries generally are recognized when a loss event has occurred and recovery is considered probable.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of ASC Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on January 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and its ongoing financial reporting.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended March 31, 2017. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in ASC Topic 840, "Leases." Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This guidance addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. The Company did not early adopt the new guidance during the three months ended March 31, 2017. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The guidance is to be adopted retrospectively. The Company did not early adopt the new guidance during the three months ended March 31, 2017. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.
Note 3. Derivative Instruments
The Company did not have any derivative instruments outstanding during the three months ended March 31, 2017.
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
On June 23, 2016, RiverNorth exercised its warrant to purchase 3,086,420 shares of Class A common stock at a price of approximately $4.30 per share. At the exercise date, the cash settlement value of the warrant was $3,267,160. However, the Company elected to settle the warrants in Class A common stock, which was approved by the Company's Board of Directors on September 15, 2016. On September 22, 2016, the Company issued 760,059 shares of Class A common stock to RiverNorth to settle the warrant in reliance on exemptions from the registration requirements of the Securities Act. The Company reclassified the warrant liability to stockholder's equity and realized a cumulative loss of $3,267,160 as a result of the settlement of the warrant.
On September 7, 2016, the Company settled the swap agreement with RiverNorth. The Company realized a cumulative gain of $654,228 as a result of the settlement of the swap agreement.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 4. Investments and Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") – defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity. The Company engages an independent third party valuation firm to assist in the fair value measurement for its beneficial interest in CLOs.
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
The following tables present the financial instruments carried at fair value as of March 31, 2017, by caption on the Company's Consolidated Statements of Financial Condition for each of the levels of hierarchy established by ASC 820:

Assets	Level 1	Level 2	Level 3	Total
Beneficial interests in CLOs	—	—	$23,260,659	$23,260,659
	$—	$—	$23,260,659	$23,260,659
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
There were no transfers in or out of level 3 during the three months ended March 31, 2017 and March 31, 2016. All unrealized gains or losses related to investments still held as of March 31, 2017.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

The following table provides a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three months ended March 31, 2017:

Beneficial interests in CLOs
Fair value at December 31, 2016	$23,155,062
Distributions	(418,516)
Interest accreted	329,843
Unrealized gains	194,270
Fair value at March 31, 2017	$23,260,659
The following table provides a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three months ended March 31, 2016:

	Beneficial interests in CLOs	MMKT Notes
Fair value at December 31, 2015	$23,537,629	$4,738,026
Distributions	(186,902)	—
Interest income or expense	339,594	92,119
Unrealized losses	(848,264)	(2,582,405)
Fair value at March 31, 2016	$22,842,057	$2,247,740

Significant Unobservable Inputs for Level 3 Financial Instruments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 financial instruments, which are carried at fair value as of March 31, 2017:

Assets	Fair Value	Valuation Technique	Unobservable Input	Input Value
Beneficial interests in CLOs	$23,260,659	Discounted cash flow	Constant prepayment rate	20%
			Constant default rate	2%
			Loss severity rate	30%
Total	$23,260,659
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
Under the discounted cash flow approach, the significant unobservable inputs used in the fair value measurement of the Company's beneficial interests in CLOs are the constant prepayment rate, constant default rate and loss severity. Increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. Generally, an increase in the constant prepayment rate will result in an increase in the valuation of the beneficial interest in CLOs, while a decrease in the constant prepayment rate will have the opposite effect. Generally, an increase in either the constant default rate or the loss severity rate will result in a decrease in the valuation of the beneficial interest in CLOs, while a decrease in either the constant default rate or the loss severity rate will have the opposite effect.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Investments in Equity Method Investees
The following table provides information about the Company's equity method investments as of March 31, 2017 and December 31, 2016:

	Equity Held as of
Equity method investments	March 31, 2017	% of Ownership	December 31, 2016	% of Ownership
FSC common stock (1)	$42,732,307	6.0%	$41,908,970	6.0%
FSFR common stock (1)	24,151,816	9.1%	23,718,716	9.1%
FSOF equity interest	690,157	1.9%	549,198	0.9%
Total	$67,574,280		$66,176,884
___________
(1) The total fair value of the Company’s investments in FSC and FSFR was $62,421,500 and $68,426,612 based on quoted market prices as of March 31, 2017 and December 31, 2016, respectively.
Based on the market prices at the time the investments in FSC and FSFR were purchased, there was a residual excess of the Company's share of FSC's and FSFR's net assets over the Company's cost basis. The Company allocated the residual excess to the investments held by FSC and FSFR and is recognizing the residual excess of approximately $31.7 million over the average life of investments held in FSC and FSFR, which ranges between two to four years. For the three months ended March 31, 2017 and 2016, the Company recognized $1,977,576 and $721,161, respectively, related to this residual excess which is recognized within "Income from equity method investments" in the Consolidated Statements of Operations.
The Company's investments in FSC and FSFR common stock met the significance criteria as defined by the SEC for the three months ended March 31, 2017. In calculating the income recognized under the equity method for its investment in FSC and FSFR, the Company used the latest publicly available financial information as of March 31, 2017. The following tables present summarized financial information of FSC and FSFR for the three months ended March 31, 2017 and 2016, which is the latest publicly available financial information as of the date of this report.

($ in thousands)	FSC		FSFR
Statements of Operations	2017	2016	2017	2016
Investment income	$45,556	$59,563	$11,019	$13,195
Net expenses	27,051	34,220	5,933	7,410
Net investment income	18,505	25,343	5,086	5,785
Net unrealized gain (loss) on investments and secured borrowings	106,190	6,303	13,242	(1,645)
Net realized loss on investments and secured borrowings	(115,893)	(26,666)	(13,496)	(4,800)
Net increase (decrease) in net assets resulting from operations	8,802	4,980	4,832	(660)
Financial Instruments Disclosed, But Not Carried At Fair Value
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of March 31, 2017 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Risk Retention Term Loan (1)	$12,972,565	$12,972,565	$—	$—	$12,972,565
Loan payable - DECD loan (1)	2,000,000	1,977,654	—	—	1,977,654
Credit facility payable	100,000,000	100,000,000	—	—	100,000,000
Payables to related parties pursuant to tax receivable agreements	62,091,926	54,743,292	—	—	54,743,292
Total	$177,064,491	$169,693,511	$—	$—	$169,693,511
(1) See Note 8 for a description of the Risk Retention Term loan and DECD loan.

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
Note 6. Fixed Assets
Fixed assets consist of the following:

	March 31, 2017	December 31, 2016
Furniture, fixtures and equipment	$1,421,129	$1,368,624
Leasehold improvements	10,182,352	10,182,352
Fixed assets, cost	11,603,481	11,550,976
Less: accumulated depreciation and amortization	(6,451,738)	(6,206,644)
Fixed assets, net book value	$5,151,743	$5,344,332
Depreciation and amortization expense related to fixed assets for the three months ended March 31, 2017 and 2016 was $245,094 and $346,949, respectively.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Note 7. Other Assets
Other assets consist of the following:

	March 31, 2017	December 31, 2016
Security deposits	$107,149	$107,149
Fractional interests in aircrafts (a)	2,948,325	3,019,098
Other	310,436	228,825
	$3,365,910	$3,355,072
__________________

(a)
In November 2013, the Company entered into an agreement that entitled it to the use of a corporate aircraft for five years. The amount paid, less the estimated trade-in value, is being amortized on a straight-line basis over the expected five-year term of the agreement. In December 2014, the Company sold half of this interest and entered into an agreement for a second corporate aircraft for five years. Amortization expense for each of the three months ended March 31, 2017 and 2016 was $70,773.

Note 8. Debt
Loans Payable
Loans payable consist of the following:

	March 31, 2017	December 31, 2016
DECD loan	$2,000,000	$2,000,000
Risk Retention Term Loan	12,972,565	12,972,565
	$14,972,565	$14,972,565
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
Under the terms of the agreement, the Company was eligible for forgiveness of up to $3,000,000 of the principal amount of the loan based on certain job creation milestones, as mutually agreed to by the Company and the DECD. As a result of the Company achieving certain job creation milestones, on May 19, 2016, the DECD granted the Company a loan forgiveness credit of $2,000,000, which was recorded as an extinguishment of debt during the year ended December 31, 2016. The Company is not entitled to any additional loan forgiveness.
For the three months ended March 31, 2017 and March 31, 2016, interest expense related to this loan was $12,329 and $24,863, respectively.
MMKT Notes
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT Exchange LLC (previously IMME LLC), a Delaware limited liability company ("MMKT"). MMKT was a financial technology company that sought to bring increased liquidity and transparency to middle market loans. FSM made a capital contribution of $80,000 for an 80% membership interest in MMKT. In addition, MMKT issued $5,900,000 of MMKT Notes, of which $1,300,000 was held by FSM.
On August 8, 2016, MMKT entered into an agreement with its noteholders to settle and cancel the MMKT Notes in exchange for consideration of $2,833,050, of which $634,460 was paid to FSM. As a result of the cancellation, the Company realized a gain of $2,519,049 during the fiscal year ended December 31, 2016. In connection with the settlement and cancellation of the MMKT notes, FSM incurred an expense of $100,000 that was paid to third-party noteholders in exchange for a release of claims against FSM and MMKT. On August 12, 2016, MMKT sold the rights to its platform, including all intellectual property, in exchange for $50,000 and distributed the proceeds to its noteholders, including $11,197 which was distributed to FSM. The Company recognized a gain of $50,000 related to this sale within Other income (expense) in the

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Consolidated Statements of Operations. On December 30, 2016, MMKT was dissolved and a final distribution of $69,480 was made to the noteholders, including $15,560 which was distributed to FSM.
For the three months ended March 31, 2016, interest expense related to the MMKT Notes was $92,119.
Risk Retention Term Loan
On September 28, 2015, CLO Management entered into a Risk Retention Term Loan to provide financing for its purchase up to $17 million of CLO II senior notes at a variable rate based on either LIBOR or a base rate plus an applicable margin. Borrowings under the Risk Retention Term Loan totaled $16,972,565, of which $12,972,565 remains outstanding, and accrue interest at a rate based on the interest rate on the financed notes and the weighted current cost basis which was 4.23% as of March 31, 2017. The Company's beneficial interests in CLO II in the aggregate amount of $23,260,659 at fair value are pledged as collateral for the Risk Retention Term Loan. The facility matures on September 29, 2027 with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger. The Risk Retention Term Loan contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. As of March 31, 2017 and December 31, 2016, the Company had $12,972,565 of borrowings outstanding under the Risk Retention Term Loan which approximated fair value. For the three months ended March 31, 2017 and 2016, interest expense related to the Risk Retention Term Loan was $132,145 and $123,889, respectively. The Company was in compliance with all covenants as of March 31, 2017,
Credit Facility
On November 4, 2014, Fifth Street Holdings entered into an unsecured revolving credit facility which matures on November 4, 2019 with certain lenders party thereto from time to time and Sumitomo Mitsui Banking Corporation, as administrative agent and joint lead arranger, and Morgan Stanley Senior Funding, Inc., as syndication agent and joint lead arranger. On February 29, 2016, the unsecured revolving credit facility was amended to reduce the aggregate revolver commitments of the lenders from $176 million to $146 million and provide, among other things, that certain risk retention debt incurred by subsidiaries engaged solely in managing collateralized loan obligations shall be permitted and excluded from certain financial covenant calculations, including leverage and interest coverage ratios. As of March 31, 2017, the revolving credit facility provides for $146 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the revolving credit facility accrue interest at an annual rate of LIBOR plus 3.00% per annum and the unused commitment fee under the facility is 0.30% per annum as of March 31, 2017. The revolving credit facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements related to earnings before interest, taxes, depreciation and amortization and other matters, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. As of March 31, 2017 and December 31, 2016, the Company had $100,000,000 and $102,000,000, respectively, of borrowings outstanding under the credit facility, at cost and fair value. For the three months ended March 31, 2017 and March 31, 2016, interest expense (including amortization of deferred financing costs) related to the credit facility was $1,179,219 and $748,294, respectively. At March 31, 2017, the Company was in compliance with all debt covenants. However, we did not have any additional material undrawn capacity under the Credit Facility due to the limitations resulting from the financial maintenance requirements described above.
In accordance with the terms of the amended credit agreement, the Company expects to violate one or more financial maintenance covenants at June 30, 2017, which would cause an event of default. The Company and its lender group are currently in discussions to amend the Credit Facility to remain in compliance with all debt covenants. While the Company expects to amend the credit facility agreement to remain in compliance with all debt covenants, no amendment has been executed at the time of this filing and the Company cannot guarantee such amendment will be executed on acceptable terms or at all. In this regard, on May 15, 2017, the Company's Chief Executive Officer, Leonard M. Tannenbaum, entered into an agreement with the Company, whereby he will guarantee any deficiency resulting from the lenders accelerating payment (see Note 14). Such deficiency would represent the excess of the then outstanding amounts due under the Credit Facility over the amount that the Company has the wherewithal to pay. As of March 31, 2017, the Company had $100 million outstanding under its Credit Facility and $68 million of net working capital, resulting in a deficiency of $32 million.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Outstanding principal amounts related to debt maturing over the next five years are as follows:

2017	$25,775
2018	313,525
2019	100,321,454
2020	329,583
2021	337,920

Note 9. Commitments and Contingencies
Leases
The Company leases office space in various locations throughout the United States and maintains its headquarters in Greenwich, CT. On July 22, 2013, the Company entered into a lease agreement with a related party (see Note 11) for office space in Greenwich, CT that expires on September 30, 2024. Other non-cancelable office leases in other locations expire at various dates through 2020. The Company's rental lease agreements are generally subject to escalation provisions on base rental payments, as well as certain costs incurred by the property owner and are recognized on a straight-line basis over the term of the lease agreements. For the three months ended March 31, 2017 and 2016, the Company recorded rent expense of $408,972 and $570,125, respectively.
In April 2016, the Company abandoned a portion of its office space in its corporate headquarters in Greenwich, CT. Although the Company is currently marketing the unused space to prospective tenants, until such time the new tenant were to occupy such space and our lease agreement is modified, the Company is still obligated to pay contractual rent payments in accordance with the operating lease. The Company estimated the liability under the operating lease agreement and accrued lease abandonment costs in accordance with ASC 420, Exit or Disposal Cost Obligations and recorded a liability of $1,240,928 at the time of abandonment, which represents the present value of the remaining contractual rent payments on the unused space net of estimated sublease income. To the extent the Company is not able to sublease the unused space, the Company may recognize additional lease abandonment costs in future periods. In addition, the Company reversed $915,464 of its deferred rent liability which is included as a reduction to "General, administrative and other expenses" in the Consolidated Statements of Operations during the three months ended June 30, 2016, which represents the portion of the deferred rent liability attributable to the abandoned space.
A summary of the Company’s lease abandonment activity as of March 31, 2017 is as follows:

Lease abandonment costs incurred	$1,240,928
Rent payments	(641,933)
Present value adjustment	6,934
Accrued lease abandonment costs, end of period	$605,929

Capital Commitments
As of March 31, 2017, the Company does not have any unfunded capital commitments.
FSC Class-Action Lawsuits
In October and November of 2015, the Company, its executive officers and FSC were named as defendants in three putative securities class-action lawsuits filed in New York and Connecticut federal courts (and later consolidated in New York). The lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on behalf of a putative class of investors who purchased FSC common stock between July 7, 2014, and February 6, 2015. The lawsuits alleged in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC's investment portfolio and investment income in order to increase the Company’s revenue. The plaintiffs sought compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. A lead plaintiff was selected in February 2016, a consolidated complaint similar to the original complaint was filed in April 2016, and a motion to dismiss the consolidated complaint was filed in May 2016. The parties agreed in July to settle the case for $14,050,000, with approximately 99% of the settlement amount to be paid from insurance coverage. Confirmatory discovery was completed in August, and the lead plaintiff filed the proposed settlement with the court in

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

September. On November 9, 2016, the court authorized the parties to send notice to the class and scheduled a fairness hearing for February 16, 2017. No objections or opt-outs to the settlement were received by the deadline. The fairness hearing was held on February 16, 2017 and the proposed settlement was approved and paid. The litigation is now concluded.
FSAM class-action lawsuits
The Company was named as a defendant in two putative securities class-action lawsuits filed by purchasers of the Company’s shares. The suits are related to the securities class actions brought by shareholders of FSC, for which Fifth Street Management serves as investment adviser.
The first lawsuit by the Company’s shareholders was filed on January 7, 2016, in the United States District Court for the District of Connecticut and was captioned Ronald K. Linde, etc. v. Fifth Street Asset Management Inc., et al., Case No. 1:16-cv-00025. The defendants were the Company, Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Steven M. Noreika, Wayne Cooper, Mark J. Gordon, Thomas L. Harrison, and Frank C. Meyer. The lawsuit asserted claims under §§ 11, 12 (a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of persons and entities who purchased the Company’s common stock pursuant or traceable to the registration statement issued in connection with the Company’s initial public offering. The complaint alleged that the defendants engaged in a fraudulent scheme and course of conduct to artificially inflate FSC’s assets and investment income and, in turn, the Company’s valuation at the time of its initial public offering, thereby rendering the Company’s initial public offering registration statement and prospectus materially false and misleading. The plaintiffs did not quantify their claims for relief.
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
Following an agreed mediation, and as previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the parties in the Linde case signed an agreement to settle the action for $9,250,000, which was covered by insurance proceeds. The proposed settlement was subject to lead plaintiffs’ completion of additional discovery and approval by the court after notice had been sent to the settlement class. Lead plaintiffs completed the additional discovery and decided to proceed with the proposed settlement. The parties submitted the proposed settlement to the court on September 23, 2016, and asked the court to enter an order certifying the putative class for settlement purposes, authorizing dissemination of notice of the settlement to potential class members, and scheduling a fairness hearing on the proposed settlement. On November 9, 2016, the court entered the proposed order and scheduled the fairness hearing for February 16, 2017. The fairness hearing was held on February 16, 2017 and the proposed settlement was approved. The litigation is now concluded.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document-preservation notices to the Company, FSC, FSCO GP LLC - General Partner of FSOF, and FSFR. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the FSC and FSAM securities class actions and FSC derivative actions discussed above. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses, among other things, (i) the valuation of FSC’s portfolio companies and investments, (ii) the expenses allocated or charged to FSC and FSFR, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to the board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of FSC’s portfolio companies or investments as well as expenses allocated or charged to FSC and FSFR, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation.
The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have been producing requested documents, and have been communicating with Division of Enforcement personnel.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

In connection with the matters described above and other non-recurring matters, the Company has incurred professional fees of $1,782,569 and $3,229,465 for the three months ended March 31, 2017 and March 31, 2016, respectively. Certain of the expenses associated with these matters have been covered by insurance, and the Company may seek additional reimbursements from the appropriate carriers. During the three months ended March 31, 2017, the Company recorded $4,332,024 of insurance recoveries related to previously incurred professional fees.
Note 10. Related Party Transactions
Payments Pursuant to Tax Receivable Agreements
FSAM's purchase of Holdings LP Interests concurrent with its IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of FSAM's Class A common stock pursuant to the Exchange Agreement resulted in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which increased the tax depreciation and amortization deductions that otherwise would not have been available to FSAM. These increases in tax basis and tax depreciation and amortization deductions reduce the amount of cash taxes that FSAM would otherwise be required to pay. FSAM entered into a TRA with certain limited partners of Fifth Street Holdings (the "TRA Recipients") that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that FSAM actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA.
In connection with the exchange of Holdings LP Interests on January 4, 2017, the Company recorded a deferred tax asset in the amount of $30,599,203 and an additional payable to the TRA Recipients of $26,009,323 with a corresponding increase in additional paid-in capital of $4,589,880. As of March 31, 2017, payments due to the TRA Recipients under the TRA totaled $62,091,926, after this adjustment.
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
For the three months ended March 31, 2017 and 2016, the Company earned $12,818,467 and $16,383,738, respectively, in management fees relating to services provided to the BDCs. For the three months ended March 31, 2017 and 2016, the Company voluntarily waived $61,283 and $81,028 of management fees from the BDCs, respectively.
Performance fees earned for the three months ended March 31, 2017 and 2016 were $34,587 and $25,764, respectively.
The Company also has entered into administration agreements under which the Company provides administrative services for the Fifth Street Funds, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, the Company also performs or oversees the performance of the BDCs' required administrative services, which includes being responsible for the financial records which the BDCs are required to maintain and preparing reports to the BDCs' stockholders and, in the case of the BDCs, reports filed with the SEC. In addition, the Company assists each of the BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to each of the BDC's stockholders, and generally overseeing the

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

payment of each Fifth Street Fund's expenses and the performance of administrative and professional services rendered to the funds. For providing these services, facilities and personnel, the Fifth Street Funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of direct expenses, as well as overhead and other expenses incurred by the Company in performing its obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their respective staffs. Such reimbursement is at cost with no profit to, or markup by, the Company. Included in Revenues — other fees in the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 was $2,063,277 and $1,934,422, respectively, related to amounts charged for the above services provided to the Fifth Street Funds. The Company may also provide, on the BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements may be terminated by either the Company or the BDC without penalty upon 60 days' written notice to the other party.
Receivables for reimbursable expenses from the Fifth Street Funds are included within Due from affiliates and totaled $2,440,815 and $3,200,688 at March 31, 2017 and December 31, 2016, respectively.
Purchases of FSC and FSFR Common Stock
The Company records its investment in FSC and FSFR common stock based on the equity method of accounting, and accordingly, the unrealized gains or losses disclosed in the following table are not recorded in the consolidated financial statements. The following table provides information about the Company's investments in FSC and FSFR common stock as of March 31, 2017 at fair value.

Securities	Shares	Cost	Fair Value	Gross Cumulative Unrealized Gains	Gross Cumulative Unrealized Losses
FSC common stock	8,399,520	$42,732,307	$38,805,782	$—	$(3,926,525)
FSFR common stock	2,677,519	24,151,816	23,615,718	—	(536,098)
Total	11,077,039	$66,884,123	$62,421,500	$—	$(4,462,623)
See Note 1 for a description of the settlements with RiverNorth and Ironsides, both of which constituted related party transactions.

MMKT
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT. The purpose of MMKT was to develop technology related to the financial services industry. FSM made a total capital contribution of $80,000 for an 80% membership interest in MMKT. In addition, MMKT issued $5,900,000 of MMKT Notes, of which $1,300,000 was held by the FSM. The Company consolidated MMKT in its consolidated financial statements based on its 80% membership interest. MMKT was dissolved on December 30, 2016. In that regard, the Company's allocable portion of the income attributable to MMKT was $1,547,603 for the three months ended March 31, 2016.
FSOF
As of March 31, 2017, the Company has made capital contributions (net of redemptions) of $300,000 to FSOF through its investment in FSCO GP, which is recorded in Investments in equity method investees in the Consolidated Statements of Financial Condition. During the three months ended March 31, 2016, the Company redeemed $6.0 million of its investment in FSOF.
CLO I and CLO II
As of March 31, 2017, the Company's investments in senior and subordinated notes in CLO I and CLO II totaled $2,686,529 and $20,574,130, respectively. As of December 31, 2016, the Company's investments in senior and subordinated notes in CLO I and CLO II totaled $2,736,140 and $20,418,922, respectively. During the three months ended March 31, 2017 and 2016, the Company received $418,516 and $186,902, respectively, of distributions from the Company's investments in senior and subordinated notes in CLO I and CLO II.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Other
On July 22, 2013, the Company entered into a lease agreement for office space for its headquarters in Greenwich, CT. The landlord is an entity controlled by Leonard M. Tannenbaum, the Company's chairman and chief executive officer. The lease agreement requires monthly rental payments, expires on September 30, 2024 and can be renewed at the request of the Company for two additional five year periods. Rental payments under this lease of approximately $2.0 million per year began on October 11, 2014. See Note 9 for a description of the impact of the abandonment of a portion of the Company's office space in Greenwich, CT.
The Company's fractional interests in corporate aircrafts are used primarily for business purposes. Occasionally, certain of the members of management have used the aircraft for personal use. The Company charges these members of management for such personal use based on market rates. There were no such charges for the three months ended March 31, 2017 and 2016.
As of March 31, 2017 and December 31, 2016 amounts due to and from affiliates were comprised of the following:

	As of March 31, 2017	As of December 31, 2016
Management fees receivable:
Base management fees receivable - BDCs	$9,362,862	$9,972,116
Part I Fees receivable - BDCs	3,213,667	4,837,944
Collateral management fees receivable - CLO I and CLO II	530,561	536,506
	$13,107,090	$15,346,566

Performance fees receivable:
Performance fees receivable - FSOF	$34,587	$123,300
	$34,587	$123,300

Due from affiliates:
Reimbursed expenses due from the BDCs	$2,005,231	$2,803,949
Reimbursed expenses due from private funds	435,584	396,739
Due from employees	40,008	122,810
Other amounts due from affiliated entities	75,379	82,423
	$2,556,202	$3,405,921

Due to affiliates:
Stock appreciation rights liability	$32,241	$30,412
	$32,241	$30,412
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
Dividends
The following table reflects the dividends per share that the Company has recorded on its common stock for the three months ended March 31, 2017 and March 31, 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
March 20, 2017	March 31, 2017	April 14, 2017	$0.125	$1.9 million
Total for the three months ended March 31, 2017			$0.125	$1.9 million

March 14, 2016	March 31, 2016	April 15, 2016	$0.10	$0.6 million
Total for the three months ended March 31, 2016			$0.10	$0.6 million

Share Repurchase Program
On May 11, 2016, the Company's Board of Directors authorized a share repurchase program for the repurchase of up to $20.0 million of the Company's Class A common stock. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Exchange Act. The repurchase program terminated on May 11, 2017. During the three months ended March 31, 2017, there were no repurchases of shares of Class A common stock pursuant to this program.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Conversion and Vesting of Member Interests in Predecessor and Fifth Street Holdings L.P.
On November 4, 2014, in connection with the Reorganization, existing interests held by the members of the Predecessor were exchanged for Holdings LP Interests. As part of this exchange, one of the members' Holdings LP Interests became immediately vested and expensed in full and the other members' vesting was modified and their Holdings LP Interests vest over a period of eight years from the IPO. There was no change in the fair value of these converted interests as a result of the modification in vesting.
The partnership agreement provides that if a Holdings Limited Partner, other than a Principal, (i) resigns from his or her employment with the Company without good reason or is terminated for cause, the unvested portion of such person’s Holdings LP Interests shall be subject to call or forfeited, as described below, (ii) is terminated without cause, resigns from his or her employment with good reason or becomes disabled, all of the unvested portion of such person’s Holdings LP Interests shall immediately vest, or (iii) becomes deceased, all of such person’s Holdings LP Interests will vest. Messrs. Tannenbaum, Berman and Dimitrov may purchase any unvested Holdings LP Interests subject to forfeiture for $0.01 per Holdings LP Interest. This call right may be exercised by Messrs. Tannenbaum, Berman and Dimitrov on a pro rata basis based on the number of Holdings LP Interests held by them. The Holdings LP Interests of the Principals are not subject to vesting arrangements and not subject to call or forfeiture. The Principals were not permitted to exchange their Holdings LP Interests until November 4, 2016, which was the second anniversary of the closing of the IPO, after which time each Principal is permitted to exchange up to 20% of the remaining Holdings LP Interests that he owns and an additional 20% of such remaining Holdings LP Interests on or after each of the next four anniversaries of the Company's IPO. The foregoing restrictions on an exchange by the Principals will not apply in connection with a change of control of the Company.
On January 4, 2017, pursuant to the terms of the above exchange agreement, a director of the Company and certain other Holdings Limited Partners exchanged an aggregate of 8,772,450 limited partnership interests of Fifth Street Holdings for shares of the Company’s Class A common stock on a one-for-one basis and, in the case of the Principals, submitted to the Company 8,571,370 shares of the Company’s Class B common stock for cancellation.
The following table summarizes the amortization of unrecognized compensation expense for the three months ended March 31, 2017 and 2016 with respect to the Company's Holdings LP Interests which are equity classified awards:

Balance at December 31, 2016	$1,798,921
Amortization of Holdings LP Interests	(77,097)
Balance at March 31, 2017	$1,721,824

Balance at December 31, 2015	7,016,286
Amortization of Holdings LP Interests	(256,693)
Balance at March 31, 2016	$6,759,593
As of March 31, 2017, unrecognized compensation cost in the amount of $1,721,824 relating to these equity-based awards is expected to be recognized over a period of approximately 5.7 years.
2017 Equity Grants to Senior Management
On January 3, 2017, the Company granted 287,770 restricted stock units, or RSUs, to Patrick J. Dalton, Former Co-President of the Company. The RSUs granted to Mr. Dalton were to vest in installments of one-fourth on each of the first four anniversaries of the grant date. Also, on January 3, 2017, the Company granted Mr. Dalton two option awards to purchase an aggregate of 1,000,000 shares of the Company’s Class A common stock. The first was an option to purchase 750,000 shares of Class A common stock that was to vest in equal installments of one-third on each of the first three anniversaries of the grant date, subject to Mr. Dalton’s continued employment, and has a five-year term. The second was an option to purchase 250,000 shares of Class A common stock that was to vest in full on the fourth anniversary of the grant date, subject to Mr. Dalton’s continued employment, and has a six-year term. All of the options were granted with an exercise price equal to $6.95, which was the closing price of the Company’s Class A common stock on the date of grant. See Note 14 for additional information on the separation of Mr. Dalton and the treatment of his equity grants in connection therewith.
On January 12, 2017, the Company granted an aggregate of 637,252 RSUs to the following individuals and in the following amounts: 432,519 RSUs to Mr. Leonard M. Tannenbaum, Chairman and Chief Executive Officer of the Company; 97,863 RSUs to Mr. Bernard D. Berman, Co-President and Chief Compliance Officer of the Company; 76,336 RSUs to Alexander C. Frank, Chief Operating Officer and Chief Financial Officer of the Company and 30,534 to two other employees.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Each RSU represents the contingent right to receive one share of Class A common stock of the Company. The RSUs granted to these individuals vest in installments of one-third on each of the first three anniversaries of the grant date. No later than 60 days following each vesting date, one share of Class A common stock of the Company shall be issued for each RSU that becomes vested on such vesting date. The RSUs are subject to acceleration or forfeiture in certain limited circumstances.
Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan
In connection with the IPO, FSAM's Board of Directors adopted the 2014 Omnibus Incentive Plan pursuant to which the Company granted options to its non-employee directors, executive officers and other employees to acquire 5,658,970 shares of Class A common stock, 1,174,748 RSUs to be settled in shares of Class A common stock and 90,500 stock appreciation rights to be settled in cash. During the three months ended March 31, 2017 and 2016, there were additional grants under the 2014 Omnibus Incentive Plan as discussed below.
Equity-based compensation expense related to grants under the 2014 Omnibus Incentive Plan is as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
RSUs to be settled in Class A common stock	$826,750	$770,843
Options to acquire shares of Class A common stock	185,956	631,782
Stock appreciation rights to be settled in cash	1,829	2,039
Total	$1,014,535	$1,404,664
RSUs
Each RSU represents an unfunded, unsecured right of the holder to receive a Class A common share on the vesting dates. The RSUs do not vest for three years and subsequently vest at a rate of one-third per year on the fourth, fifth and sixth anniversary of the grant date. These awards will become saleable at a rate of one-quarter (¼) per year, beginning on the sixth, seventh, eighth and ninth anniversary of the grant date. Upon vesting, shares of Class A common stock will be delivered to the participant.
Additionally, when the Company pays dividends on its outstanding shares of Class A common stock, the holder of the RSUs will be credited with dividend equivalents.  For stock dividends, the dividend equivalents will be in the form of additional RSUs. For cash dividends, the dividend equivalents will be in the form of cash (without interest or earnings).  Dividend equivalents are subject to the same terms and conditions as the original restricted stock unit award, and are not paid until the vesting and settlement of the underlying shares of Class A common stock to which such dividend equivalents relate.  During the three months ended March 31, 2017, the Company granted 925,022 RSUs to members of senior management as discussed above. During the three months ended March 31, 2016, the Company granted 156,740 RSUs to employees under substantially similar terms to the IPO grant. For the three months ended March 31, 2017 and 2016, the Company declared cash dividends of $0.125 and $0.10 per share, respectively, and accrued dividends in the amount of $213,677 and $134,104, respectively, related to unvested RSUs which are forfeitable.
The following table presents unvested RSUs' activity for the three months ended March 31, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Balance at December 31, 2016	805,037	$15.56
Granted	925,022	6.67
Vested	—	—
Forfeited	(20,641)	17.00
Balance at March 31, 2017	1,709,418	$10.73
Compensation expense associated with these RSUs is being recognized on a straight-line basis over the service period of the respective grant. The total compensation expense expected to be recognized in all future periods associated with the RSUs is $13,117,204 at March 31, 2017, which is expected to be recognized over the remaining weighted average period of approximately 3.5 years.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Options
Each option entitles the holders to purchase from the Company, upon exercise thereof, one share of Class A common stock at the stated exercise price. Since all options granted prior to fiscal 2016 either restrict saleability upon vesting or have strike prices in excess of the IPO price, the use of standard option pricing models such as Black-Scholes is precluded by ASC Topic 718, Compensation - Stock Compensation. As such, the Company has utilized a Monte Carlo pricing simulation, a statistical pricing technique or similar method to measure the fair value of option awards on the date of grant.
During the three months ended March 31, 2017, options to purchase 1,010,000 shares of Class A Common Stock, at an exercise price equal to the closing stock price on the date of grant were granted to senior management and members of the board of directors. Such options vest in one year. The fair value of these option grants was measured on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

Risk-free interest rate	1.61% - 1.94%
Expected dividend yield	7.85%
Expected volatility factor	56.49% - 59.24%
Expected life in years	3.5 - 5.0
A summary of unvested options activity for the three months ended March 31, 2017 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2016	1,558,013	$18.21	7.7
Granted	1,010,000	6.95	5.3
Vested	(20,000)	3.28	4.0
Forfeited	(113,821)	18.70	7.6
Balance at March 31, 2017	2,434,192	$13.91	7.2
Exercisable at March 31, 2017	2,940,175	$18.62	2.5	$36,400
Expected to vest after March 31, 2017	2,434,192	$13.91	7.2	$2,300
Aggregate intrinsic value represents the value of the Company's closing share price on the last trading day of the quarter in excess of the weighted average exercise price multiplied by the number of options exercisable or expected to vest. As of March 31, 2017, the Company's closing share price was lower than the weighted average exercise price of the options exercisable or expected to vest. As a result, the options are out of the money and have no intrinsic value.
Compensation expense associated with these options is being recognized on a straight-line basis over the service period of the respective grant. As of March 31, 2017, there was $3,227,580 of total unrecognized compensation expense that is expected to be recognized over the remaining weighted average period of approximately 3.5 years.
Stock Appreciation Rights (“SARs”)
Each SAR represents an unfunded, unsecured right of the holder to receive an amount in cash equal to the excess of the closing price of a share of Class A common stock over the exercise price. The SARs terms and conditions are substantially similar to the provisions of the IPO option grants discussed above and had a grant date fair value of $1.78 per unit and vest six years after grant. All of the currently outstanding SARs were issued in connection with the IPO. Upon vesting, they will be settled in cash. The fair value of the SARs are re-measured each reporting period until settlement and changes in fair value are charged to compensation expense as the SARs vest over the remaining service period. The amount of the adjustment has been derived based on a grant date fair value using the IPO price of $17.00 per share, multiplied by the number of unvested shares, and expensed over the six year service period. Additionally, the calculation of the expense assumes a forfeiture rate of 5%. The total compensation expense expected to be recognized in all future periods associated with the SARs, is approximately $44,638.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

A summary of unvested SARs activity during the period for the three months ended March 31, 2017 and 2016 is presented below:

	SARs	Weighted Average Grant Date Fair Value Per SAR
Balance at December 31, 2016	44,000	$1.78
Granted	—	—
Vested	—	—
Forfeited	(2,000)	1.78
Balance at March 31, 2017	42,000	$1.78

Balance at December 31, 2015	71,000	$1.78
Granted	—	—
Vested	—	—
Forfeited	(13,500)	1.78
Balance at March 31, 2016	57,500	$1.78
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
During the three months ended March 31, 2017, the Company increased the tax rate at which it anticipates realizing certain deferred tax assets related to the tax basis of certain intangible assets. Such adjustment, in the amount of $108,645, was recorded as a discrete adjustment and is included in the provision for income taxes in the Consolidated Statements of Operations. Additionally, the Company reduced its payable to TRA recipients by $92,348, which is included in Other income (expense) in the Consolidated Statements of Operations.
Deferred tax assets are primarily the result of an increase in the tax basis of certain intangible assets resulting from FSAM's investment in Fifth Street Holdings. Net deferred tax assets are also recorded related to differences between the financial reporting basis and the tax basis of FSAM's proportionate share of the net assets of Fifth Street Holdings. Based on the Company's historical taxable income and its expected future earnings, management evaluates the uncertainty associated with booking tax benefits and determined that the deferred tax assets are more likely than not to be realized, including evaluation of deferred tax liabilities and the expectation of future taxable income, with the exception of $494,623 of net operating losses limited by IRC Section 382. As a result, a valuation allowance of $172,934 related to the Internal Revenue Code ("IRC") Section 382 limited net operating loss was recorded in the period.
The income tax provision for 2017 reflects an annual effective tax rate of 10.6%. The difference between the annual effective rate of 10.6% and the statutory Federal rate of 34% primarily relates to state taxes and pass-through entity income not subject to income taxes. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Actual provision expense may vary from the annual effective rate for discrete items recorded in the period. During the period, the Company recorded discrete items related to equity compensation, increase in state

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

tax rate and a valuation allowance related to IRC Section 382 limited net operating losses, resulting in an actual tax rate for the period of 13.0%.
In connection with the exchange of Holdings LP Interests on January 4, 2017, the Company recorded a deferred tax asset in the amount of $30,599,203 and an additional payable to the TRA Recipients of $26,009,323 with a corresponding increase in additional paid-in capital of $4,589,880. Additionally, the exchange of Holdings LP interest resulted in a change in ownership pursuant to IRC Section 382.
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
The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the three months ended March 31, 2017. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the Provision for Income Taxes.

Note 13. Earnings Per Share
Basic earnings per share ("EPS") measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options and RSUs.
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Numerator for basic net income (loss) per share of Class A common stock:
Net income (loss) attributable to FSAM	$1,595,129	$(1,231,945)
Numerator for diluted net income (loss) per share of Class A common stock:
Net income (loss) attributable to FSAM	$1,595,129	$(1,231,945)
Dilutive effects of MMKT Notes	—	(128,112)
Net income (loss) available to Class A common stockholders	$1,595,129	$(1,360,057)
Denominator for basic net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	15,224,235	5,798,614
Denominator for diluted net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	15,224,235	5,798,614
Dilutive effects of RSUs	24,509	—
Dilutive effects of options to acquire shares of Class A common stock	22,043	—
Weighted average shares of Class A common stock outstanding - diluted	15,270,787	5,798,614
Earnings per share of Class A common stock:
Net income (loss) attributable to FSAM per share of Class A common stock, basic	$0.10	$(0.21)
Net income (loss) attributable to FSAM per share of Class A common stock, diluted	$0.10	$(0.23)
Shares of Class B common stock have no impact on the calculation of net income per share of Class A common stock as holders of Class B common stock do not participate in net income or dividends, and thus, shares of the Class B common stock are not participating securities.
The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from options and unvested RSUs granted in connection with the IPO.
Potentially dilutive securities representing an incremental 1,619,418 RSUs and 5,314,367 options to acquire Class A common stock for the three months ended March 31, 2017 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements

Potentially dilutive securities representing an incremental 1,341,035 RSUs and 5,468,745 options to acquire Class A common stock for the three months ended March 31, 2016 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
For the three months ended March 31, 2016, the if-converted method was used to calculate the dilutive effect of the MMKT Notes.
For the three months ended March 31, 2017 and 2016, diluted earnings per share excludes the assumed conversion of Holdings LP interests as their impact would have been anti-dilutive.
Note 14. Subsequent Events
On April 4, 2017, Patrick J. Dalton resigned as Co-President of FSAM.  Pursuant to a separation agreement and general release, Mr. Dalton is entitled to $1,250,000 in cash payment.  In addition, 214,704 RSUs (and any unvested accumulated dividend equivalents thereupon) were forfeited.  The remaining 73,066 RSUs (and any unvested accumulated dividend equivalents thereupon) held by Mr. Dalton will vest upon our release of earnings for the quarter ended March 31, 2017.  In addition, 186,524 of Mr. Dalton’s six-year options and 559,570 of his five-year options were forfeited.  The remaining 63,476 six-year options and 190,430 five-year options continue to be outstanding and will vest in accordance with the terms of the January 3, 2017 grant agreement.
On May 11, 2017, Fifth Street Holdings entered into a supplement to an earlier amendment to its credit facility to, among other things, (i) provide that the assets under management of any CLO Management subsidiary shall not be excluded from the calculation of assets under management until after June 30, 2017, (ii) reduce the aggregate revolver commitments of the lenders from $146 million to $100 million, (iii) restrict Fifth Street Holdings from making future requests for advances under the credit facility, (iv) generally restrict the payment of any dividends or distributions to the limited partners of Fifth Street Holdings, including FSAM, other than certain limited exceptions, including tax distributions, (v) require that 75% of the net proceeds (after applicable taxes, fees and expenses) of any non-ordinary course sale of any asset, including the CLO business, be used to prepay amounts outstanding under the credit facility and (vi) require that Fifth Street Holdings and the other loan parties pledge their unencumbered assets to secure the obligations under the credit facility by June 30, 2017.

On May 15, 2017, Fifth Street Holdings entered into the Limited Guaranty and Contribution Agreement (the “Limited Guaranty”) with Mr. Leonard Tannenbaum, a limited partner of Fifth Street Holdings, whereby, in the event of an acceleration of Fifth Street Holdings’ credit facility, Mr. Tannenbaum agreed to backstop any shortfall in the funds and assets available to Fifth Street Holdings and the other guarantors to repay the outstanding obligations under the credit facility, in the form of an equity contribution or a loan to Fifth Street Holdings.  In exchange, Fifth Street Holdings agreed to pay Mr. Tannenbaum reasonable consideration in amounts to be determined by the audit committee of the board of directors of FSAM.  The Limited Guaranty will terminate upon the earliest to occur of (i) August 15, 2018, (ii) the mutual agreement of the parties (subject to approval of the majority of the independent directors of FSAM), (iii) repayment of the credit facility, (iv) any change of control of Fifth Street Holdings or FSAM and (v) any material amendment, waiver or other modification of the credit facility.

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
Our Business
We are an alternative asset manager with approximately $4.5 billion of assets under management as of March 31, 2017. The funds we manage provide innovative and flexible financing solutions to small and mid-sized companies across their capital structures, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual EBITDA between $10 million and $120 million. As of March 31, 2017, 81.8% of our assets under management reside in publicly-traded permanent capital vehicles, consisting of FSC and FSFR. Fifth Street Management and CLO Management are registered investment advisers under the Advisers Act.
Our direct origination platform is sustained by our relationships with over 175 private equity sponsors. We believe we are differentiated from other alternative asset managers by our structuring flexibility, financial strength and a reputation for delivering on commitments. We provide innovative and customized credit solutions across the capital structure, including one-stop financing, unitranche debt, senior secured debt, mezzanine debt, equity co-investments and venture debt financing. Our platform targets loans for investment of up to $100 million.
Organization
We provide asset management services to the Fifth Street Funds, which consist primarily of our BDCs. We conduct all of our operations through our consolidated subsidiaries, FSM, CLO Management and FSCO GP.
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
Reorganization
In anticipation of its initial public offering, or IPO, that closed November 4, 2014, FSAM was incorporated in Delaware on May 8, 2014 as a holding company with its primary asset expected to be a limited partnership interest in Fifth Street Holdings. Fifth Street Holdings was formed on June 27, 2014 by principals of FSM as a Delaware limited partnership. Prior to the transactions described below, the Principals were the general partners and limited partners of Fifth Street Holdings. Fifth Street Holdings has a single class of limited partnership interests, or Holdings LP Interests. Immediately prior to the IPO:

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

Upon the completion of the Reorganization and the IPO, FSAM became the general partner of Fifth Street Holdings and acquired a 12.0% limited partnership interest in Fifth Street Holdings. Fifth Street Holdings and its wholly-owned subsidiaries (including FSM, CLO Management and FSCO GP) are consolidated by FSAM in its consolidated financial statements. The portion of net income attributable to the limited partners of Fifth Street Holdings, excluding FSAM, is recorded as "Net income attributable to non-controlling interests" on the Consolidated Statements of Operations.
Exchange Agreement and Tax Receivable Agreement
In connection with the Reorganization, FSAM entered into an exchange agreement with the limited partners of Fifth Street Holdings that granted each limited partner of Fifth Street Holdings, and certain permitted transferees, the right, beginning two years after the closing of the IPO and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications, which are collectively referred to as the "Exchange Agreement". As a result, each limited partner of Fifth Street Holdings, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A common stock of FSAM, which can more readily be sold in the public markets.
On January 4, 2017, pursuant to the terms of the Exchange Agreement, a director of the Company and certain other Holdings Limited Partners exchanged an aggregate of 8,772,450 Holdings LP Interests of Fifth Street Holdings for shares of the Company’s Class A common stock on a one-for-one basis and, in the case of the Principals, submitted to the Company 8,571,370 shares of the Company’s Class B common stock for cancellation.
As of March 31, 2017 and December 31, 2016, FSAM held approximately 30.7% and 13.0% of Fifth Street Holdings, respectively. FSAM’s percentage ownership in Fifth Street Holdings will continue to change as Holdings LP Interests are exchanged for Class A common stock of FSAM or when FSAM otherwise issues or repurchases FSAM common stock.
FSAM's purchase of Holdings LP Interests concurrent with its IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of FSAM's Class A common stock pursuant to the Exchange Agreement are expected to result in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to FSAM. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that FSAM would otherwise be required to pay in the future. FSAM entered into a tax receivable agreement, or "TRA", with certain limited partners of Fifth Street Holdings, or the "TRA Recipients", that requires FSAM to pay the TRA Recipients 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that FSAM actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement. In connection with the exchange of Holdings LP Interests on January 4, 2017, the Company recorded a deferred tax asset in the amount of $30,599,203 and an additional payable to the TRA Recipients of $26,009,323 with a corresponding increase in additional paid-in capital of $4,589,880.
Basis of Presentation
We have prepared our consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC and the requirements for reporting on Form 10-Q and Regulation S-X. All significant intercompany transactions and balances have been eliminated in consolidation.

The diagram below depicts our organizational structure as of March 31, 2017:

Public Stockholders(1)
Principals(2)
Class A common stock
Class B common stock
Fifth Street Asset Management Inc.
Holdings Limited Partners(3)
GP interest
~30% LP interests
~70% LP interests
Fifth Street Holdings LP
100% Membership interests
100% Membership interests
100% Membership interests
Fifth Street Finance Corp.
Fifth Street Senior Floating Rate Corp.
Fifth Street Opportunities Fund
Investment Adviser
Fifth Street CLO Management LLC(6)
FSCO GP LLC(4)
Fifth Street Management LLC(5)
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
The market has also experienced some pressure from investors on fee levels. In response, we may also modify fee structures with our existing investment vehicles, including our BDCs, to remain competitive. For example, in January 2016, we amended and restated the investment advisory agreement by and between FSC and FSAM, or as amended, the FSC Investment Advisory Agreement, which reduced the base management fee payable to us on gross assets, excluding cash and cash equivalents, from 2.00% to 1.75% effective as of January 1, 2016. On March 20, 2017, we further amended and restated the FSC Investment Advisory Agreement, which, effective as of January 1, 2017, (i) decreased the quarterly preferred return to 1.75% on the income portion of the incentive fee and (ii) implemented a total return requirement that may decrease the incentive fee payable to Fifth Street Management by 25% per quarter to the extent that FSC’s cumulative incentive fees over a lookback period of up to 12 quarters exceed 20.0% of FSC's cumulative net increase in net assets resulting from operations.
In order to enhance our liquidity position and in an effort to divest of non-core business lines, we have been engaged in discussions regarding the potential sale of CLO Management and/or our CLO management business and intend to sell the business in 2017. Additionally, we have begun the process of winding down FSOF and returning invested capital to investors.  We currently expect this wind-down to be completed during 2017, following which the investment management agreement with FSOF will be terminated. We cannot assure you that any such sale or wind-down will be completed on a timely basis or on attractive terms, or at all, or that such actions will improve our financial condition or results of operations.
Revision of Financial Statements
Refer to Note 2 of the consolidated financial statements for a summary of the amounts and financial statement line items impacted by the Revision.
Overview of Results of Operations
Revenues
For the three months ended March 31, 2017 and 2016, 86.6% and 89.7%, respectively, of our revenues came from management fees (including 22.1% and 25.9%, respectively, of Part I Fees) from the BDCs and private funds.
Management Fees
Base Management Fees
Prior to January 1, 2016, pursuant to the FSC Investment Advisory Agreement, we earned an annual base management fee of 2.0% of the value of FSC's gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents. Such base management fee is calculated based on the value of FSC's gross assets at the end of its most recently completed fiscal quarter. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
On January 19, 2016, we amended and restated the FSC Investment Advisory Agreement to reduce the base management fee payable to us on gross assets, excluding cash and cash equivalents, from 2.00% to 1.75% effective as of January 1, 2016. On March 20, 2017, we further amended and restated the FSC Investment Advisory Agreement, which, effective as of January 1, 2017, (i) decreased the quarterly preferred return to 1.75% on the income portion of the incentive fee and (ii) implemented a total return requirement that may decrease the incentive fee payable to Fifth Street Management by 25% per quarter to the extent that FSC’s cumulative incentive fees over a lookback period of up to 12 quarters exceed 20.0% of FSC's cumulative net increase in net assets resulting from operations.
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
Part I Fees
Pursuant to the FSC Investment Advisory Agreement and the FSFR Investment Advisory Agreement, we earn Part I Fees that are calculated and payable quarterly in arrears based on each BDC's "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of each BDC's net assets at the end of the immediately preceding fiscal quarter, will be compared to a specified "hurdle rate" or "preferred return" per quarter, subject to a "catch-up" provision measured as of the end of each fiscal quarter. The BDCs' net investment income used to calculate this part of the Part I Fee is also included in the amount of its gross assets used to calculate the base management fee. Such fees are not subject to repayment (or clawback) and are cash settled each quarter.
Pursuant to the FSC Investment Advisory Agreement, the Part I Fee with respect to FSC's Pre-Incentive Fee Net Investment Income for each quarter through December 31, 2016 was as follows:

•
no Part I Fee is payable to Fifth Street Management in any fiscal quarter in which FSC's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2.0%, or the "preferred return" or "hurdle";

•
100% of FSC's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any fiscal quarter is payable to Fifth Street Management. This portion of FSC's Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the "catch-up." The "catch-up" provision is intended to provide Fifth Street Management with an incentive fee of 20% on all of FSC's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when its Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter; and

•
20% of the amount of FSC's Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any fiscal quarter is payable to Fifth Street Management once the hurdle is reached and the catch-up is achieved.

Pursuant to the FSC Investment Advisory Agreement, effective beginning with FSC’s fiscal quarter that commenced on January 1, 2017, calculation of the Part I incentive fee for each quarter is as follows:

•
No Part I Fee is payable to Fifth Street Management in any fiscal quarter in which FSC’s pre-incentive fee net investment income does not exceed the preferred return rate of 1.75%, or the Preferred Return on net assets;

•
100% of FSC’s pre-incentive fee net investment income, if any, that exceeds the Preferred Return but is less than or equal to 2.1875% in any fiscal quarter is payable to Fifth Street Management. This portion of FSC’s subordinated incentive fee on income is referred to as the “catch up” and is intended to provide Fifth Street Management with a Part I Fee of 20% on all of FSC’s pre-incentive fee net investment income when FSC’s pre-incentive fee net investment income reaches 2.1875% on net assets in any fiscal quarter; and

•
For any quarter in which FSC’s pre-incentive fee net investment income exceeds 2.1875% on net assets, the Part I Fee is equal to 20% of the amount of FSC’s pre-incentive fee net investment income, as the Preferred Return and catch-up will have been achieved.

Effective as of January 1, 2017, in the event the cumulative subordinated incentive fee on income accrued for the Lookback Period (after giving effect to any reduction(s) pursuant to this paragraph for any prior fiscal quarters of the Lookback Period but not the quarter of calculation) exceeds 20.0% of the cumulative net increase in net assets resulting from operations during the Lookback Period, then the Part I Fee for the quarter shall be reduced by an amount equal to (1) 25% of the Part I Fee calculated for such quarter (prior to giving effect to any reduction pursuant to this paragraph) less (2) any base management fees waived by Fifth Street Management for such fiscal quarter. For this purpose, the “cumulative net increase in net assets resulting from operations” is an amount, if positive, equal to the sum of pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized capital appreciation and depreciation of FSC for the Lookback Period. “Lookback Period” means (1) through December 31, 2019, the period which commences on January 1, 2017 and ends on the last day of the fiscal quarter for which the subordinated incentive fee on income is being calculated, and (2) after December 31, 2019, the fiscal quarter for which the subordinated incentive fee on income is being calculated and the eleven preceding fiscal quarters.

Pursuant to the FSFR Investment Advisory Agreement, the Part I Fee with respect to FSFR's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•
no Part I Fee is payable to Fifth Street Management in any fiscal quarter in which FSFR's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.5%, or the "preferred return" or "hurdle";

•
50% of FSFR's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any quarter is payable to Fifth Street Management. This portion of FSFR's Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the "catch-up." The "catch-up" provision is intended to provide Fifth Street Management with an incentive fee of 20% on all of FSFR's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when its Pre-Incentive Fee Net Investment Income exceeds 2.5% in any quarter; and

•
20% of the amount of FSFR's Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any quarter is payable to Fifth Street Management once the hurdle is reached and the catch-up is achieved.

Performance Fees
Pursuant to the FSC Investment Advisory Agreement and the FSFR Investment Advisory Agreement, we also earn Part II Fees, which are determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equal 20% of each BDC's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Part II Fees.
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
As compensation for the performance of its obligations under the CLOs' collateral management agreements, Fifth Street Management is entitled to receive a collateral management incentive fee after the subordinated debt issued by each respective CLO has realized a specified internal rate of return.
Other Fees
FSC CT LLC is party to administration agreements with our BDCs and Fifth Street Management under which we provide administrative services for our BDCs and private funds, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, we also perform or oversee the performance of our BDCs' and private funds' required administrative services, which includes being responsible for the financial records which our BDCs and private funds are required to maintain and preparing reports to our BDCs' stockholders and reports filed with the SEC. In addition, we assist each of our BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to each of our BDC's stockholders, and generally overseeing the payment of each of our BDC's and private fund's expenses and the performance of administrative and professional services rendered to such BDC or private fund by others. For providing these services, facilities and personnel, the private funds reimburse us the allocable portion of direct fund expenses paid on their behalf and the BDCs reimburse us the allocable portion of direct expenses, as well as overhead and other expenses incurred by us in performing our obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, us. These reimbursements are included in Revenues - Other fees in the consolidated statements of operations and the expenses are included in Compensation and benefits and General, administrative and other expenses. We may also provide, on our BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements may be terminated by either us or the applicable BDC without penalty upon 60 days' written notice to the other party.
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
Results of Operations
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Revenues
Management fees.  Total management fees were $13.5 million for the three months ended March 31, 2017, which represented a $3.5 million, or 20.8%, decrease from $17.1 million for the three months ended March 31, 2016. The decrease in management fees was primarily due to lower levels of fee-earning assets and pre-incentive fee net investment income at FSC.
Other fees.  Other fees were $2.1 million for the three months ended March 31, 2017, which represented a $0.1 million, or 6.7%, increase from $1.9 million for the three months ended March 31, 2016. The increase was primarily due to slightly higher level of allocable direct fund expenses and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $6.5 million for the three months ended March 31, 2017, which represented a $2.2 million, or 25.6%, decrease from $8.8 million for the three months ended March 31, 2016. The decrease was primarily due to a 25% reduction in headcount in the current year period.
General, administrative and other.  General, administrative and other expenses were $5.1 million for the three months ended March 31, 2017, which represented a $2.2 million, or 29.9%, decrease from $7.3 million for the three months ended March 31, 2016. The decrease was primarily due to lower litigation and other non-recurring professional fees in the current period.
Depreciation and amortization.  Depreciation and amortization expense was $0.3 million for the three months ended March 31, 2017, which represented a $0.1 million, or 24.4%, decrease from $0.4 million for the three months ended March 31, 2016. The decrease was attributable to previously accelerated depreciation on a portion of the leasehold improvements at our corporate headquarters in Greenwich, Connecticut.
Other income (expense)
For the three months ended March 31, 2017 and March 31, 2016, other income (expense), net was $6.4 million and ($13.8 million), respectively. This increase was due primarily to the recoveries of legal fees from our insurance carriers in the amount of $4.3 million in the current year combined with $10.4 million loss on investor settlement and $4.7 million unrealized loss on derivatives in the prior year.

Provision (benefit) for income taxes
The income tax provision (benefit) was $1.3 million and $(0.3) million, respectively, for the three months ended March 31, 2017 and March 31, 2016. The increase is primarily due to an increase in pre-tax income as a result of the above factors.
Net income (loss)
Net income was $8.8 million for the three months ended March 31, 2017, which represented a $19.8 million, or 179.6%, increase from a net loss of $11.0 million for the three months ended March 31, 2016. The increase was primarily due to the income and expense variances discussed above.

Non-GAAP Financial Measures and Operating Metrics
Adjusted Net Income
Adjusted Net Income is a non-GAAP measure that represents income before income tax benefit (provision) as adjusted for (i) certain compensation-related charges, (ii) unrealized gains (losses) on beneficial interests in CLOs, MMKT Notes and derivative liabilities, (iii) certain litigation costs and related insurance recoveries, (iv) the difference between cash dividends received from our investments in FSC and FSFR and the related income recognized under the equity method of accounting and (v) other non-recurring items. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance as Adjusted Net Income is evaluated regularly by our management as a decision tool for deployment of resources. We believe that reporting Adjusted Net Income is helpful in understanding our business and that investors should review the same supplemental non-GAAP financial measures that our management uses to analyze our performance. Adjusted Net Income has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our financial results prepared in accordance with GAAP. The use of Adjusted Net Income without consideration of related GAAP measures is not adequate due to the adjustments described above. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below, which are prepared in accordance with GAAP.
Income before income tax benefit (provision) is the GAAP financial measure most comparable to Adjusted Net Income. The following table provides a reconciliation of income before income tax benefit (provision) to Adjusted Net Income (shown in thousands):

	Three months ended March 31,
	2017	2016
Income (loss) before provision for income taxes	$10,083	$(11,279)
Adjustments:
Compensation-related charges (a)(b)(c)	1,252	1,618
Gain on extinguishment of MMKT Notes (d)	—	(2,582)
Unrealized (gain) loss on beneficial interests in CLOs (e)	(194)	848
Lease termination/abandonment charges (benefits) (f)	(142)	—
Adjustment of TRA liability for tax rate change (g)	92	—
Litigation and other non-recurring legal costs (h)	1,782	3,229
Loss on investor settlement (i)	—	10,419
Insurance recoveries (j)	(4,332)	—
Unrealized loss on derivatives (k)	—	4,676
Distributions from equity method investments (l)	(1,256)	(86)
Adjusted Net Income (m)	$7,285	$6,843
__________________

(a)
For the three months ended March 31, 2017 and 2016, this amount includes $0.1 million and $0.3 million respectively, of amortization expense relating to the conversion and vesting of member interests in connection with the Reorganization.

(b)
For the three months ended March 31, 2017 and 2016, this amount includes $0.4 million and $1.4 million, respectively, of amortization expense relating to stock-based compensation that was awarded to certain of our employees in connection with our IPO.

(c)	For the three months ended March 31, 2017, this amount includes $0.8 million of severance payments and retention bonuses.

(d)	Represents the gain that resulted from the settlement and cancellation of MMKT Notes.

(e)	Represents the change in fair value on our beneficial interests in CLOs on which we have elected the fair value option.

(f)	Represents non-recurring charges (benefits) related to the abandonment of a portion of our office space at our corporate headquarters in Greenwich, CT.

(g)	Represents the increase in payables to TRA Recipients as a result of certain changes to state tax law.

(h)	Represents the expenses incurred in connection with litigation and other non-recurring matters.

(i)	Represents the loss recognized by us in connection with the premium paid on our and our principal stockholder's purchase of FSC shares in connection with the RiverNorth settlement.

(j)	These amounts relate to insurance recoveries related to professional fees incurred in connection with various non-recurring legal matters.

(k)	Represents gains or losses on a warrant and swap agreement issued by us to RiverNorth in connection with the settlement.

(l)	Represents the excess of income recognized under the equity method of accounting over the cash dividends received from our investments in FSC and FSFR.

(m)	Adjusted Net Income is presented on a pre-tax basis.
Assets under management
AUM is an operating metric that is commonly used in the alternative asset management industry. AUM refers to assets under management of the Fifth Street Funds and material control investments of these funds. Our calculations of AUM and fee-earning AUM may differ from the calculations of other alternative asset managers and, as a result, this measure may not be comparable to similar measures presented by others. In addition, our definitions of AUM and fee-earning AUM are not based on any definition of AUM or fee-earning AUM that is set forth in the agreements governing our funds and may differ from definitions of AUM set forth in other agreements to which we are a party from time to time, including the agreements governing our revolving credit facility. Further, AUM and fee-earning AUM are not measures calculated in accordance with GAAP. Our AUM equals the sum of the following:

•	the net asset value, or NAV, of such funds and investments;

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions); and

•	uncalled committed debt and equity capital (including commitments to funds that have yet to commence their investment periods).
The following table provides a roll-forward of AUM for the three months ended March 31, 2017 and 2016 (shown in thousands):

	Three months ended March 31,
	2017	2016
Beginning balance	$4,713,495	$5,295,612
Commitments and equity raises	—	50,000
Subscriptions, deployments and changes in leverage	(141,027)	(74,236)
Redemptions and distributions	(53,178)	(51,630)
Change in fund value	16,278	2,463
Ending balance	$4,535,568	$5,222,209
Average AUM	$4,624,531	$5,258,911
The following tables provide a roll-forward of AUM by fund strategy for the three months ended March 31, 2017 and 2016 (shown in thousands):

	Three months ended March 31, 2017
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$2,920,835	$943,202	$73,408	$726,050	$50,000	$4,713,495
Commitments and equity raises	—	—	—	—	—	—
Subscriptions, deployments and changes in leverage	(143,096)	2,382	(2,440)	2,127	—	(141,027)
Redemptions and distributions	(19,448)	(5,599)	(24,590)	(3,541)	—	(53,178)
Change in fund value	8,801	4,832	1,231	1,414	—	16,278
Ending balance	$2,767,092	$944,817	$47,609	$726,050	$50,000	$4,535,568
Average AUM	$2,843,963	$944,010	$60,508	$726,050	$50,000	$4,624,531

	Three months ended March 31, 2016
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$3,518,119	$989,702	$90,090	$697,701	$—	$5,295,612
Commitments and equity raises	—	—	—	—	50,000	50,000
Subscriptions, deployments and changes in leverage	(92,896)	(18,508)	2,820	34,348	—	(74,236)
Redemptions and distributions	(27,028)	(4,420)	(17,156)	(3,026)	—	(51,630)
Change in fund value	4,980	(660)	1,116	(2,973)	—	2,463
Ending balance	$3,403,175	$966,114	$76,870	$726,050	$50,000	$5,222,209
Average AUM	$3,460,647	$977,908	$83,480	$711,876	$25,000	$5,258,911

We generally use fee-earning AUM as a metric to measure changes in the assets from which we earn management or performance fees. Total AUM tends to be a better measure of our investment and fundraising performance as it reflects assets at fair value plus available uncalled capital on which we earn fees.
Fee-earning AUM
Fee-earning AUM refers to AUM on which we directly or indirectly earn management fees. Our fee-earning AUM equals the sum of the following:

•	the NAV of the Fifth Street Funds and their material control investments; and

•	the drawn debt and unfunded debt and equity commitments at the fund- or investment-level (including amounts subject to restrictions).
The following table provides a roll-forward of fee-earning AUM for the three months ended March 31, 2017 and 2016 (shown in thousands):

	Three months ended March 31,
	2017	2016
Beginning balance	$3,673,389	$4,351,768
Commitments and equity raises	—	52,229
Subscriptions, deployments and changes in leverage	(140,486)	(66,728)
Redemptions and distributions	(28,588)	(36,493)
Change in fund value	15,852	1,784
Ending balance	$3,520,167	$4,302,560
Average fee-earning AUM	$3,596,779	$4,327,164
Effective annualized management fee rate	1.51%	1.58%
The following tables provide a roll-forward of fee-earning AUM by fund strategy for the three months ended March 31, 2017 and 2016 (shown in thousands):

	Three months ended March 31, 2017
	FSC	FSFR	FSOF	Senior Loan Funds	SMA	Total
Beginning balance	$2,287,183	$685,955	$29,314	$670,937	$—	$3,673,389
Commitments and equity raises	—	—	—	—	—	—
Subscriptions, deployments and changes in leverage	(149,070)	899	1,010	6,675	—	(140,486)
Redemptions and distributions	(19,448)	(5,599)	—	(3,541)	—	(28,588)
Change in fund value	8,801	4,832	805	1,414	—	15,852
Ending balance	$2,127,466	$686,087	$31,129	$675,485	$—	$3,520,167
Average fee-earning AUM	$2,207,325	$686,021	$30,222	$673,211	$—	$3,596,779

Fee-earning AUM was $3.5 billion as of March 31, 2017, which represented a $153.2 million, or 4.2%, decrease from $3.7 billion as of December 31, 2016. The net decrease was primarily due to changes in leverage and distributions at FSC.

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
Liquidity and Capital Resources
Historically, our sources of liquidity have been cash flows from operations, net borrowings, distributions received from our investments in beneficial interests in CLOs and distributions from our investments in equity method investments. Our primary sources of cash from our operations include management and administration fees, primarily generated from our BDCs, which are collected quarterly and distributions of earnings from our investments in equity method investees. Our future sources of cash may change over time. For example, we do not currently have any additional borrowing capacity under our Credit Facility, and accordingly, net borrowings are no longer a source of liquidity until we were to make repayments. Additionally, effective January 1, 2016, the FSC base management fee was reduced from 2.00% to 1.75%, and, effective as of January 1, 2017, the FSC Investment Advisory Agreement was amended and restated to, among other things, implement a total return requirement that may decrease the incentive fee payable to us by 25% per quarter to the extent that FSC’s cumulative incentive fees over a lookback period of up to 12 quarters exceed 20% of FSC's cumulative net increase in net assets resulting from operations. Furthermore, our dividends received from equity method investees may change over time. In this regard, the FSC and FSFR Boards of Directors recently announced reduced distribution levels, which in turn, will reduce the amount of cash distributions received by us.
We expect that our primary liquidity needs will continue to be to (1) pay operating expenses, including cash compensation to our employees and expenses related to legal matters, (2) repay borrowings and related interest costs, and (3) pay income taxes and make required payments under the tax receivable agreement. In addition, to the extent that cash flows are sufficient to fund distributions to our stockholders and we are permitted to make distributions under our Credit Facility, we may make distributions to our stockholders in accordance with our distribution policy. However, on May 11, 2017, Fifth Street Holdings entered into a supplement to its credit facility to, among other things, generally restrict the payment of any dividends or distributions, except for permitted tax distributions, to the limited partners of Fifth Street Holdings, including us.
As of March 31, 2017, our borrowings exceeded our net working capital and we expect to violate one or more financial maintenance covenants under the Credit Facility beginning as of June 30, 2017, which would cause an event of default. Although we expect to amend the Credit Facility to remain in compliance with all debt covenants, no amendment has been executed at the time of this filing and we cannot guarantee such amendment will be executed on attractive terms or at all. If we are required to accelerate payment of borrowings outstanding under our Credit Facility upon an event of default, we will require substantial additional capital to fund such obligations. In this regard, on May 15, 2017, our Chief Executive Officer, Leonard M. Tannenbaum, entered into an agreement with us, whereby he will guarantee any deficiency resulting from the lenders accelerating payment. Such deficiency would represent the excess of the then outstanding amounts due under the Credit Facility over the amount that the Company has the wherewithal to pay. In addition, we may generate cash proceeds from the sale of debt and/or equity securities.

Cash Flows
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Net cash provided by (used in) operating activities was $4.2 million for the three months ended March 31, 2017, which represented a $19.4 million increase from $(15.2) million for the three months ended March 31, 2016. The increase was primarily due to the timing of the collection of management fees in the prior period.
Net cash provided by (used in) investing activities was $1.5 million for the three months ended March 31, 2017, which represented a $22.1 million increase from $(20.6) million for the three months ended March 31, 2016. The increase was primarily due to $20.9 million of net purchases of equity method investments in the prior period.
Net cash provided by (used in) financing activities was $(11.6) million for the three months ended March 31, 2017, which represented a $35.6 million decrease from $24.0 million for the three months ended March 31, 2016. The decrease was primarily due to $25.0 million of borrowings under our Credit Facility in the prior year as compared to $2.0 million of repayments in the current year and $9.5 million distributions to members in the current period.
Share Repurchase Program
On May 11, 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. Under the repurchase program, we are authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program was reauthorized by our Board of Directors on May 11, 2016 for the repurchase of up to $20.0 million of our Class A common stock and terminated on May 11, 2017. For the three months ended March 31, 2017 and 2016, there were no repurchases.
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
As of March 31, 2017 and December 31, 2016, we had $100.0 million and $102.0 million of outstanding borrowings under the Credit Facility, respectively.
The Credit Facility has a maturity date of November 4, 2019, is an unsecured facility that, as of March 31, 2017, provided for $146 million of borrowing capacity, with a $100 million accordion feature, and bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the Credit Facility accrue interest at an annual rate of LIBOR plus 3.0% per annum and the unused commitment fee under the facility is 0.30% per annum. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fifth Street Holdings to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. In addition, Fifth Street Holdings must not:

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

We were in compliance with all covenants under the Credit Facility as of March 31, 2017. See “Subsequent Events” for a discussion of certain amendments to our credit facility. See Note 8 to the consolidated financial statements for information on our potential violation of one or more financial maintenance covenants beginning as of June 30, 2017.
Risk Retention Term Loan
On September 28, 2015, CLO Management, our wholly-owned consolidated subsidiary, entered into a Risk Retention Term Loan to provide financing for its purchase of up to $17.0 million of CLO II senior notes at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change based on a total leverage ratio. Borrowings under the Risk Retention Term Loan totaled $17.0 million, of which $13.0 million remained outstanding, and accrue interest at a rate based on the interest rate on the financed notes and the weighted current cost basis which was 4.23% as of March 31, 2017. Our beneficial interests in CLO II in the aggregate amount of $20.5 million at fair value are pledged as collateral for the Risk Retention Term Loan. The facility matures on September 29, 2027 with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger. The Risk Retention Term Loan contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. We were in compliance with all covenants under the Risk Retention Term Loan as of March 31, 2017.
Dividend Policy
We are a holding company and have no material assets other than our approximately 30% limited partnership interest in Fifth Street Holdings and our controlling interest and related rights as its sole general partner. As a result, we depend upon distributions from our subsidiaries to pay any dividends that our Board of Directors may declare to be paid to the holders of our Class A common stock. When our Board of Directors declares dividends, we will cause Fifth Street Holdings to make distributions to us in an amount sufficient to cover the dividends declared subject to the terms of our credit facility. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. We may not pay dividends to the holders of our Class A common stock in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends. To the extent we do not have cash on hand sufficient to pay dividends in the future or the terms of our credit facility limit the ability to pay such dividends, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.
We expect to distribute as dividends to holders of our Class A common stock, such amounts as may be permissible under the terms of our credit facility, net of applicable corporate taxes and amounts payable under the tax receivable agreement. We intend to fund our dividends from our portion of distributions made to us by Fifth Street Holdings which, in turn, will fund its distributions to us from distributions that it receives from its subsidiaries. Our ability to pay dividends is subject to our Board of Directors' discretion and may be limited by our holding company structure and applicable provisions of Delaware law.
Under the Delaware General Corporation Law, or the "DGCL", we may only pay dividends from legally available surplus or, if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Surplus is defined as the excess of a company's total assets over the sum of its total liabilities plus the par value of its outstanding capital stock. Under the DGCL, our Board of Directors can use the fair value of assets and liabilities, rather than book value, in making this determination. Under the Delaware Limited Partnership Act, Fifth Street Holdings may not make a distribution to a partner if, after the distribution, all its liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If Fifth Street Holdings were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to Fifth Street Holdings for the amount of the distribution for three years.

The following table reflects the dividends per share that we have declared on our Class A common stock from January 1, 2015 through March 31, 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
January 15, 2015	March 31, 2015	April 15, 2015	$0.30	$1.8 million
May 11, 2015	June 30, 2015	July 15, 2015	0.17	1.0 million
August 10, 2015	September 30, 2015	October 15, 2015	0.17	1.0 million
November 23, 2015	December 31, 2015	January 15, 2016	0.17	1.0 million
March 14, 2016	March 31, 2016	April 15, 2016	0.10	0.6 million
May 11, 2016	June 30, 2016	July 15, 2016	0.10	0.6 million
August 10, 2016	September 30, 2016	October 14, 2016	0.10	0.7 million
November 9, 2016	December 30, 2016	January 13, 2017	0.125	0.8 million
March 20, 2017	March 31, 2017	April 14, 2017	0.125	1.9 million
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
In connection with the exchange of Holdings LP Interests on January 4, 2017, we recorded a deferred tax asset in the amount of $30,599,203 and an additional payable to the TRA Recipients of $26,009,323 with a corresponding increase in additional paid-in capital of $4,589,880. As of March 31, 2017, payments due to the TRA Recipients under the TRA totaled $62,091,926, after this adjustment.
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
Contractual Obligations, Commitments and Contingencies
There were no significant changes in contractual obligations, commitments and contingencies other than those noted elsewhere in this Form 10-Q. As of March 31, 2017, we did not have any unfunded capital commitments.

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

Principles of Consolidation
The consolidated financial statements include the entities in which we, directly or indirectly, are determined to have a controlling financial interest under Accounting Standards Codification, or ASC, Topic 810 - Consolidations, or ASC 810, as amended by Accounting Standards Update No. 2015-02. Under the variable interest model, we determine whether, if by design, an entity has equity investors who lack substantive participating or kick-out rights. If equity investors do not have such rights, the entity is considered a variable interest entity ("VIE") and must be consolidated by its primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as: (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine: (a) whether an entity in which we hold a variable interest is a VIE and (b) whether our involvement, through holding interests directly or indirectly in the entity, would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment.
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
The value of the award is amortized on a straight-line basis over the requisite service period is included within compensation and benefits (except for grants to non-employees which are included in general, administrative and other expenses) in our Consolidated Statements of Operations.
We record deferred tax assets or liabilities for equity compensation plan awards based on deductions for income tax purposes of stock-based compensation recognized at the statutory tax rate in the jurisdiction in which we are expected to receive a tax deduction.  In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded as an adjustment to the provision (benefit) for income taxes on the Consolidated Statements of Operations.
Fair Value Measurements
We elected the fair value option on all beneficial interests in CLOs and the MMKT Notes. Unrealized gains and losses resulting from changes in fair value of these instruments are reflected as a component of other income (expense) in the consolidated statements of operations. The fair value option permits the irrevocable election of fair value on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We believe that by electing the fair value option for these financial instruments, it provides consistent measurement with our peers in the asset management industry.
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
Derivative Instruments
Derivative instruments include warrant and swap contracts issued in connection with the RiverNorth settlement. The derivative instruments are not designated as hedging instruments under the accounting standards for derivative and hedging. All derivatives are recognized in Derivative Liabilities at fair value and are presented gross in the Consolidated Statements of Financial Condition with changes in fair value recorded in Unrealized Gain (Loss) on Derivatives in the accompanying Consolidated Statements of Operations. Upon settlement of the instrument, we recorded Realized Gain (Loss) on Derivatives in the Consolidated Statements of Operations.
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
Income Taxes
We account for income taxes under the asset and liability method prescribed by ASC Topic 740, Income Taxes. As a result of our acquisition of limited partnership interests in Fifth Street Holdings, we expect to benefit from amortization and other tax deductions reflecting the step-up in tax basis in the acquired assets. Those deductions will be used by us and will be taken into account in determining our taxable income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset and changes in applicable tax laws and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to our Consolidated Statements of Operations. Further, we record our income taxes receivable and payable based upon our estimated income tax liability.
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

Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements for a description of recent accounting pronouncements, including those adopted during the three months ended March 31, 2017.
Recent Developments
On April 4, 2017, Patrick J. Dalton resigned as Co-President of FSAM.  Pursuant to a separation agreement and general release, Mr. Dalton is entitled to $1,250,000 in cash payment.  In addition, 214,704 RSUs (and any unvested accumulated dividend equivalents thereupon) were forfeited.  The remaining 73,066 RSUs (and any unvested accumulated dividend equivalents thereupon) held by Mr. Dalton will vest upon our release of earnings for the quarter ended March 31, 2017.  In addition, 186,524 of Mr. Dalton’s six-year options and 559,570 of his five-year options were forfeited.  The remaining 63,476 six-year options and 190,430 five-year options continue to be outstanding and will vest in accordance with the terms of the January 3, 2017 grant agreement.
On May 11, 2017, Fifth Street Holdings entered into a supplement to an earlier amendment to its credit facility to, among other things, (i) provide that the assets under management of any CLO Management subsidiary shall not be excluded from the calculation of assets under management until after June 30, 2017, (ii) reduce the aggregate revolver commitments of the lenders from $146 million to $100 million, (iii) restrict Fifth Street Holdings from making future requests for advances under the credit facility, (iv) generally restrict the payment of any dividends or distributions to the limited partners of Fifth Street Holdings, including FSAM, other than certain limited exceptions including tax distributions, (v) require that 75% of the net proceeds (after applicable taxes, fees and expenses) of any non-ordinary course sale of any asset, including the CLO business, be used to prepay amounts outstanding under the Credit Facility and (vi) require that Fifth Street Holdings and the other loan parties pledge their unencumbered assets to secure the obligations under the credit facility by June 30, 2017.
On May 15, 2017, Fifth Street Holdings entered into the Limited Guaranty and Contribution Agreement (the “Limited Guaranty”) with Mr. Leonard Tannenbaum, a limited partner of Fifth Street Holdings, whereby, in the event of an acceleration of Fifth Street Holdings’ credit facility, Mr. Tannenbaum agreed to backstop any shortfall in the funds and assets available to Fifth Street Holdings and the other guarantors to repay the outstanding obligations under the credit facility, in the form of an equity contribution or a loan to Fifth Street Holdings.  In exchange, Fifth Street Holdings agreed to pay Mr. Tannenbaum reasonable consideration in amounts to be determined by the audit committee of the board of directors of FSAM.  The Limited Guaranty will terminate upon the earliest to occur of (i) August 15, 2018, (ii) the mutual agreement of the parties (subject to approval of the majority of the independent directors of FSAM), (iii) repayment of the credit facility, (iv) any change of control of Fifth Street Holdings or FSAM and (v) any material amendment, waiver or other modification of the credit facility.

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
An incremental 10% change in fair value of the funds' investments as of March 31, 2017 would have resulted in an increase of $0.9 million in base management fees for the three months ended March 31, 2017.
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
Changes in the fair values of funds' investments may materially impact performance fees depending on the respective funds' performance relative to applicable hurdles or benchmarks. Based on an incremental 10% change in fair value of the funds' investments as of March 31, 2017, there would be no material impact on performance fees for the three months ended March 31, 2017.
Effect on Other Income (Expense)
Other income (expense) includes unrealized gain (loss) from our beneficial interests in CLOs. Unrealized gain (loss) on beneficial interests in CLOs results from changes in fair value as well as the reversal of unrealized gain (loss) at the time the beneficial interests are realized. Assuming an incremental 10% change in fair value of our beneficial interests in CLOs as of March 31, 2017, we would record a $2.3 million increase to other income for the three months ended March 31, 2017.
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
Our revolving credit facility and Risk Retention Term Loan bear interest at a variable rate, and as such, we may be exposed to increased interest expense with higher market interest rates. A 1% increase in LIBOR would have resulted in an increase of $0.3 million in our interest expense for the three months ended March 31, 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2017, as a result of the ongoing material weaknesses described below, the design and operation of our disclosure controls and procedures were not effective.
Material Weaknesses in Internal Control over Financial Reporting
Management previously identified a material weakness as of December 31, 2015, which remained as of March 31, 2017, that we did not maintain sufficient accounting resources with technical accounting knowledge, experience and training in the application of U.S. GAAP and for effective preparation and review of our financial statements. This material weakness did not result in a misstatement to the consolidated financial statements. However, this material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
With respect to the remediation of the material weakness related to maintaining sufficient accounting resources with technical accounting knowledge, we have added several senior experienced accounting and financial reporting personnel with higher levels of experience, engaged a nationally recognized public accounting firm to assist on technical accounting matters, outsourced certain accounting and operations activities and reallocated existing internal resources. Although we believe these measures have significantly improved our internal control processes specifically related to technical accounting knowledge, we still need to remediate the outstanding material weakness at our affiliated funds that operate in the same control environment before we can conclude that the material weakness is remediated.
Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. Based on the steps we have taken to date and the anticipated timing of additional remediation measures and appropriate test work, we expect that the remediation of this material weakness will be completed prior to the end of calendar year 2017. We cannot assure you, however, that the steps taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions.
Changes in Internal Control over Financial Reporting
As of March 31, 2017, management remediated the material weakness previously identified as of December 31, 2015 that we did not design and maintain effective controls to analyze complex and non-routine transactions or adequately review the accounting and/or disclosure for these transactions. The steps we took to remediate this material weakness included (i) improving the process for the identification of such transactions by senior management, (ii) ensuring communication of relevant information to the appropriate personnel, (iii) consulting with nationally recognized public accounting firm to assist with our analysis as deemed necessary and (iv) formalizing conclusions reached.
There were no other changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
FSC Class-Action Lawsuits
In October and November of 2015, the Company, its executive officers and FSC were named as defendants in three putative securities class-action lawsuits filed in New York and Connecticut federal courts (and later consolidated in New York). The lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on behalf of a putative class of investors who purchased FSC common stock between July 7, 2014, and February 6, 2015. The lawsuits alleged in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC's investment portfolio and investment income in order to increase the Company’s revenue. The plaintiffs sought compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. A lead plaintiff was selected in February 2016, a consolidated complaint similar to the original complaint was filed in April 2016, and a motion to dismiss the consolidated complaint was filed in May 2016. The parties agreed in July to settle the case for $14,050,000, with approximately 99% of the settlement amount to be paid from insurance coverage. Confirmatory discovery was completed in August, and the lead plaintiff filed the proposed settlement with the court in September. On November 9, 2016, the court authorized the parties to send notice to the class and scheduled a fairness hearing for February 16, 2017. No objections or opt-outs to the settlement were received by the deadline. The fairness hearing was held on February 16, 2017 and the proposed settlement was approved and paid. The litigation is now concluded.
FSAM class-action lawsuits
The Company was named as a defendant in two putative securities class-action lawsuits filed by purchasers of the Company’s shares. The suits are related to the securities class actions brought by shareholders of FSC, for which Fifth Street Management serves as investment adviser.
The first lawsuit by the Company’s shareholders was filed on January 7, 2016, in the United States District Court for the District of Connecticut and was captioned Ronald K. Linde, etc. v. Fifth Street Asset Management Inc., et al., Case No. 1:16-cv-00025. The defendants were the Company, Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Steven M. Noreika, Wayne Cooper, Mark J. Gordon, Thomas L. Harrison, and Frank C. Meyer. The lawsuit asserted claims under §§ 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, or the Securities Act, on behalf of a putative class of persons and entities who purchased the Company’s common stock pursuant or traceable to the registration statement issued in connection with the Company’s initial public offering. The complaint alleged that the defendants engaged in a fraudulent scheme and course of conduct to artificially inflate FSC’s assets and investment income and, in turn, the Company’s valuation at the time of its initial public offering, thereby rendering the Company’s initial public offering Registration Statement and Prospectus materially false and misleading. The plaintiffs did not quantify their claims for relief.
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
Item 1A. Risk Factors
Our ability to pay regular dividends to our stockholders is currently restricted by the terms of our credit facility.

We have historically paid cash dividends to the holders of our Class A common stock on a quarterly basis. On May 11, 2017, Fifth Street Holdings entered into a supplement to its credit facility that, among other things, generally restricts the payment by Fifth Street Holdings of any dividends or distributions to the limited partners of Fifth Street Holdings, including FSAM, other than certain tax distributions.  As a holding company, we have no material net assets other than our ownership of partnership interests of Fifth Street Holdings and therefore have no independent means of generating revenue.  As a result, we are dependent on distributions from Fifth Street Holdings in order to make distributions to the holders of our Class A common stock.  We expect to be significantly limited in our ability to pay dividends unless and until our credit facility is refinanced, repaid or amended to permit for the payment of additional dividends to FSAM.  We cannot assure you that we will be able to refinance, repay or amend our credit facility on attractive terms on a timely basis, or at all.

Our activities to evaluate and divest of non-core business lines may not be successful.

To enhance our liquidity position, we have been engaged in discussions regarding the potential sale of CLO Management and/or our CLO management business and intend to sell the business in the near-term.  We have also begun the process of winding down FSOF and returning invested capital to investors.  We currently expect this wind-down to be completed during 2017, following which the investment management agreement with FSOF will be terminated.  We cannot assure you that any such sale or wind-down will be completed on a timely basis or attractive terms, or at all, or that such actions will improve our financial condition or results of operations.  In addition, even if we enter into a definitive agreement with respect to the sale of CLO Management and/or our CLO management business, we may not be successful in ultimately completing a transaction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. The share repurchase program was reauthorized in May 2016. The total number of shares repurchased under the program was 217,641 for total consideration of $1.8 million. For the three months ended March 31, 2017, FSAM did not make any repurchases under this program.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.     Exhibits
The required exhibits are listed in the Exhibit Index and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Fourth Amended and Restated Investment Advisory Agreement by and between Fifth Street Management LLC and Fifth Street Finance Corp., effective as of January 1, 2017	8-K	001-36701	10.1	March 21, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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
Date: May 16, 2017