Form 10-Q
period 2017-06-30
Fifth Street Asset Management Inc.
filed 2017-08-21
CIK 1611988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of August 21, 2017 was 15,649,686. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of August 21, 2017 was 34,285,484.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that reflect our current views with respect to, among other things, future events and financial performance. Words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results may vary materially from those indicated in these forward-looking statements, including as a result of the factors described under "Risk Factors" in this Quarterly Report on Form 10-Q and in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC's website at www.sec.gov. Other factors that could cause actual results to differ materially include: changes in the economy, financial markets and political environment; risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; whether the transactions contemplated by that certain Asset Purchase Agreement, dated as of July 13, 2017, by and among Fifth Street Management LLC, Oaktree Capital Management, L.P., and, for certain limited purposes, Fifth Street Asset Management Inc. and Fifth Street Holdings L.P. will close and the timing of release of amounts subject to escrow thereunder and the carrying value of certain assets and liabilities after the closing of such transactions; future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies, small business investment companies, or SBICs, or regulated investment companies, or RICs; our ability to satisfy our debt obligations and pay dividends to our stockholders; potential wind-down or dispositions involving one or more of our non-core businesses; and other considerations that may be disclosed from time to time in our publicly disseminated documents and filings. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. Although we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

•	"catch-up" refers to a provision for a manager or adviser of a fund to receive the majority or all of the profits of such fund until the agreed upon profit allocation is reached;

•	"CLO" refers to a collateralized loan obligation;

•	“CLO I” refers to Fifth Street Senior Loan Fund I, LLC, a CLO in our senior loan fund strategy managed by CLO Management prior to its sale to NewStar Financial Inc. ("NewStar Financial");

•
"CLO II" refers to Fifth Street SLF II, Ltd. (formerly Fifth Street Senior Loan Fund II, LLC, prior to securitization), a CLO in our senior loan fund strategy managed by CLO Management prior to its sale to NewStar Financial;

•	"CLO Management" refers to Fifth Street CLO Management LLC, the collateral manager for CLO I and CLO II prior to its sale to NewStar Financial;

•	"Fifth Street BDCs" and "our BDCs" refer to FSC and FSFR together;

•	"Fifth Street Funds" and "our funds" refer to the Fifth Street BDCs and the other funds advised or managed by Fifth Street Management or CLO Management prior to its sale to NewStar;

•	"Fifth Street Holdings" refers to Fifth Street Holdings L.P.

•	"Fifth Street Management" or "FSM" refers to Fifth Street Management LLC and, unless the context otherwise requires, its subsidiaries;

•	"FSC" refers to Fifth Street Finance Corp., a publicly-traded business development company managed by Fifth Street Management;

i

•	"FSFR" refers to Fifth Street Senior Floating Rate Corp., a publicly-traded business development company managed by Fifth Street Management;

•	"FSOF" refers to Fifth Street Opportunities Fund, L.P., a private fund managed by Fifth Street Management;

•	"Holdings Limited Partners" refers to active, limited partners in Fifth Street Holdings (other than us), which include, among other persons, the Principals;

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

ii

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Fifth Street Asset Management Inc.
 Consolidated Statements of Financial Condition

	June 30, 2017	December 31, 2016
Assets	(unaudited)
Cash and cash equivalents	$2,249,197	$6,727,085
Management fees receivable (includes Part I Fees of $3,863,389 and $4,837,944 as of June 30, 2017 and December 31, 2016, respectively)	11,249,474	15,346,566
Performance fees receivable	—	123,300
Insurance recovery receivable	—	9,250,000
Prepaid expenses (includes $418,300 and $620,794 related to income taxes as of June 30, 2017 and December 31, 2016, respectively)	1,641,480	2,073,393
Investments in equity method investees	67,978,868	66,176,884
Beneficial interests in CLOs at fair value: (cost December 31, 2016: $24,138,496)	—	23,155,062
Due from affiliates	2,493,370	3,405,921
Fixed assets, net	4,903,204	5,344,332
Deferred tax assets	72,108,971	42,415,143
Deferred financing costs	—	1,426,103
Other assets	3,225,001	3,355,072
Assets held for sale	23,329,606	—
Total assets	$189,179,171	$178,798,861
Liabilities and Equity (Deficit)
Liabilities
Accounts payable and accrued expenses	$13,563,051	$5,260,511
Accrued compensation and benefits	4,944,144	12,516,497
Income taxes payable	33,694	223,694
Loans payable	2,000,000	14,972,565
Legal settlement payable	—	9,250,000
Credit facility payable (net of $1,547,259 of deferred financing costs at June 30, 2017)	98,452,741	102,000,000
Dividends payable	885,403	1,961,863
Due to affiliates	32,983	30,412
Deferred rent liability	2,013,723	2,079,354
Payable to related parties pursuant to tax receivable agreements	62,091,926	35,990,255
Liabilities associated with assets held for sale	14,015,515	—
Total liabilities	198,033,180	184,285,151
Commitments and contingencies
Equity (deficit)
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 15,649,686 and 6,602,374 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	156,497	66,024
Class B common stock, $0.01 par value; 50,000,000 shares authorized; 34,285,484 and 42,856,854 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	342,855	428,569
Additional paid-in capital	5,632,770	6,354,291
Accumulated deficit	(1,032,999)	(1,726,061)
Total stockholders' equity, Fifth Street Asset Management Inc.	5,099,123	5,122,823
Non-controlling interests	(13,953,132)	(10,609,113)
Total deficit	(8,854,009)	(5,486,290)
Total liabilities and equity (deficit)	$189,179,171	$178,798,861

Management fees receivable, performance fees receivable and investments are with related parties. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Management fees (includes Part I Fees of $4,624,389 and $9,084,207; $8,079,994 and $14,022,275 for the three and six months ended June 30, 2017 and 2016, respectively)	$14,096,482	$21,291,423	$27,637,128	$38,378,968
Performance fees	(34,587)	60,411	—	86,175
Other fees	1,817,890	1,799,676	3,881,167	3,734,098
Total revenues	15,879,785	23,151,510	31,518,295	42,199,241
Expenses
Compensation and benefits	5,609,040	8,878,001	12,132,124	17,646,626
General, administrative and other expenses	13,500,604	10,080,123	18,616,022	17,381,615
Depreciation and amortization	319,312	3,158,322	635,179	3,576,044
Total expenses	19,428,956	22,116,446	31,383,325	38,604,285
Other income (expense)
Interest income	299,621	356,139	629,473	695,741
Interest expense	(1,957,920)	(1,080,448)	(3,281,613)	(2,195,447)
Income from equity method investments	1,681,307	1,110,217	4,640,066	1,978,326
Unrealized gain on MMKT Notes	—	—	—	2,582,405
Unrealized gain (loss) on beneficial interests in CLOs	134,249	480,037	328,519	(368,227)
Loss on reclassification to held for sale	(940,297)	—	(940,297)	—
Gain on extinguishment of debt	—	2,000,000	—	2,000,000
Adjustment of TRA liability due to tax rate change	—	7,525,901	(92,348)	7,525,901
Loss on legal settlement	—	(9,250,000)	—	(9,250,000)
Insurance recoveries	—	12,246,731	4,332,024	12,246,731
Unrealized loss on derivatives	—	(3,707,194)	—	(8,383,213)
Realized gain on derivatives	—	465,425	—	465,425
Loss on investor settlement	—	—	—	(10,419,274)
Other income (expense), net	—	25,175	—	(544,785)
Total other income (expense), net	(783,040)	10,171,983	5,615,824	(3,666,417)
Income (loss) before provision (benefit) for income taxes	(4,332,211)	11,207,047	5,750,794	(71,461)
Provision (benefit) for income taxes	(405,144)	7,114,876	905,375	6,852,103
Net income (loss)	(3,927,067)	4,092,171	4,845,419	(6,923,564)
Net (income) loss attributable to non-controlling interests	3,024,999	(3,244,625)	(4,152,357)	6,539,165
Net income (loss) attributable to Fifth Street Asset Management Inc.	$(902,068)	$847,546	$693,062	$(384,399)

Net income (loss) per share attributable to Fifth Street Asset Management Inc. Class A common stock - Basic	$(0.06)	$0.15	$0.04	$(0.07)
Net income (loss) per share attributable to Fifth Street Asset Management Inc. Class A common stock - Diluted	$(0.06)	$0.07	$0.04	$(0.10)
Weighted average shares of Class A common stock outstanding - Basic	15,613,554	5,833,575	15,421,058	5,815,998
Weighted average shares of Class A common stock outstanding - Diluted	15,613,554	48,790,784	15,452,490	48,740,139

 All revenues are earned from affiliates of the Company. All gains (losses) from investments are from related parties. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statement of Changes in Equity (Deficit)
For the Six Months Ended June 30, 2017 and 2016
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated deficit	Treasury Stock	Non-Controlling Interests	Total Deficit
	Shares	Amount	Shares	Amount

Balance, December 31, 2015	5,822,672	$58,227	42,856,854	$428,569	$2,661,253	$(30,904)	$(180,064)	$(5,392,371)	(2,455,290)
Cumulative effect of ASU 2016-09 adoption	—	—	—	—	145,127	(164,081)	—	(160,023)	(178,977)
Paid and accrued dividends - $0.20 per Class A common share	—	—	—	—	(1,164,093)	—	—	—	(1,164,093)
Paid and accrued dividends on restricted stock units	—	—	—	—	(22,877)	—	—	(173,075)	(195,952)
Issuance of shares in connection with vesting of RSUs	43,701	437	—	—	—	—	—	—	437
Retirement of Class A common stock	(24,058)	(241)			(179,823)		180,064		—
Deemed capital contribution (see Note 1)	—	—	—	—	676,617	—	—	5,134,177	5,810,794
Distributions to Holdings Limited Partners	—	—	—	—	—	—	—	(3,921,711)	(3,921,711)
Reallocation of equity for changes in ownership interest	—	—	—	—	(442,145)	—	—	442,145	—
Amortization of equity-based compensation	—	—	—	—	435,548	—	—	3,295,068	3,730,616
Net loss	—	—	—	—	—	(384,399)	—	(6,539,165)	(6,923,564)
Balance, June 30, 2016	5,842,315	$58,423	42,856,854	$428,569	$2,109,607	$(579,384)	$—	$(7,314,955)	$(5,297,740)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Deficit
	Shares	Amount	Shares	Amount

Balance, December 31, 2016	6,602,374	$66,024	42,856,854	$428,569	$6,354,291	$(1,726,061)	$(10,609,113)	$(5,486,290)
Dividends paid - $0.125 per Class A common share	—	—	—	—	(1,947,078)	—	—	(1,947,078)
Accrued dividends on restricted stock units	—	—	—	—	(2,182)	—	(5,006)	(7,188)
Issuance of shares in connection with previously vested RSUs	274,862	2,749	—	—	(2,749)	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with exchange of Holdings LP Interests	8,772,450	87,724	(8,571,370)	(85,714)	(2,010)	—	—	—
Distributions to Holdings Limited Partners	—	—	—	—	—	—	(12,902,484)	(12,902,484)
Reallocation of equity for changes in ownership interest	—	—	—	—	(3,810,211)	—	3,810,211	—
Amortization of equity-based compensation	—	—	—	—	452,829	—	1,600,903	2,053,732
Net tax benefit in connection with TRA	—	—	—	—	4,589,880	—	—	4,589,880
Net income	—	—	—	—	—	693,062	4,152,357	4,845,419
Balance, June 30, 2017	15,649,686	$156,497	34,285,484	$342,855	$5,632,770	$(1,032,999)	$(13,953,132)	$(8,854,009)

 See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$4,845,419	$(6,923,564)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	493,633	3,434,498
Amortization of fractional interests in aircrafts	141,546	141,546
Amortization of deferred financing costs	459,665	251,665
Amortization of equity-based compensation	2,056,303	3,732,964
Write-off of MMKT capitalized software costs	—	624,512
Unrealized (gain) loss on beneficial interests in CLOs	(328,519)	368,227
Loss on reclassification to held for sale	940,297	—
Distributions of earnings from equity method investments	1,017,459	1,700,636
Interest income accreted on beneficial interest in CLOs	(629,456)	(695,725)
Interest expense on MMKT Notes	—	92,119
Deferred taxes	905,375	6,871,167
Deferred rent	(65,631)	(1,005,120)
Reclassification of operating assets and liabilities held for sale	19,654	—
Unrealized gain on MMKT Notes	—	(2,582,405)
Loss on investor settlement	—	10,419,274
Loss on lease abandonment	—	1,240,928
Gain on extinguishment of debt	—	(2,000,000)
Unrealized loss on derivatives	—	8,383,213
Realized gain on derivatives	—	(465,425)
Adjustment of TRA liability due to tax rate change	92,348	(7,525,901)
Income from equity method investments	(4,640,066)	(2,004,054)
Changes in operating assets and liabilities:
Management fees receivable	4,097,092	(16,222,494)
Performance fees receivable	—	59,723
Insurance recovery receivable	9,250,000	(9,725,000)
Prepaid expenses	431,913	(1,921,887)
Due from affiliates	912,551	1,263,755
Other assets	(11,475)	433,531
Accounts payable and accrued expenses	8,302,540	1,514,934
Accrued compensation and benefits	(7,572,353)	(4,826,668)
Income taxes payable	(190,000)	—
Legal settlement payable	(9,250,000)	9,250,000
Net cash provided by (used in) operating activities	11,278,295	(6,115,551)
Cash flows from investing activities
Purchases of fixed assets	(52,505)	(15,048)
Purchases of equity method investments	—	(26,925,757)
Redemptions of equity method investments - FSOF	600,000	6,000,000
Distributions from equity method investments - FSC and FSFR common stock	1,343,923	627,639
Distributions received from beneficial interest in CLOs	866,430	897,910
Proceeds from derivatives	—	465,425
Net cash provided by (used in) investing activities	2,757,848	(18,949,831)
Cash flows from financing activities
Proceeds from borrowings under credit facility	—	25,000,000
Repayments under credit facility	(2,000,000)	(3,000,000)
Deferred financing costs paid	(580,821)	—
Repayments of notes payable	—	(49)
Distributions to Holdings limited partners	(12,902,484)	(3,921,711)
Dividends to Class A shareholders	(3,030,726)	(1,581,504)
Net cash provided by (used in) financing activities	(18,514,031)	16,496,736

Fifth Street Asset Management Inc.
Consolidated Statements of Cash Flows
(unaudited)

Net decrease in cash	(4,477,888)	(8,568,646)
Cash, beginning of period	6,727,085	17,185,204
Cash, end of period	$2,249,197	$8,616,558

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,076,198	$1,802,549
Cash paid during the period for income taxes	$190,000	$550
Non-cash investing activities:
Non-cash contribution to FSOF	$123,300	$78,720
Non-cash distribution from FSOF	$123,300	$78,720
Non-cash financing activities:
Accrued dividends	$885,403	$946,935
Deemed capital contribution	$—	$5,810,794
Increase in deferred tax assets as a result of exchange of Holdings LP Interests	$30,599,203	$—
Increase in amounts payable to related parties pursuant to tax receivable agreement	$26,009,323	$—

 All revenues are earned from affiliates of the Company. All gains (losses) from investments are from related parties. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Organization
Fifth Street Asset Management Inc. ("FSAM"), together with its consolidated subsidiaries (collectively, the "Company"), is an alternative asset management firm headquartered in Greenwich, CT that provides asset management services to its investment funds (referred to as the "Fifth Street Funds" or the "funds"), which, as of June 30, 2017, consist primarily of Fifth Street Finance Corp. (formed on January 2, 2008, "FSC") and Fifth Street Senior Floating Rate Corp. (formed on May 22, 2013, "FSFR"), both publicly-traded business development companies regulated under the Investment Company Act of 1940, as amended (together, the "BDCs"). As of June 30, 2017, the Company conducted all of its operations through its consolidated subsidiaries, Fifth Street Management LLC ("FSM"), Fifth Street CLO Management LLC ("CLO Management") and FSCO GP LLC ("FSCO GP").
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
On July 1, 2017, Fifth Street Holdings entered into a purchase agreement with New Star Financial, Inc. (“NewStar Financial”). At the closing of the transactions contemplated thereby on July 20, 2017, NewStar Financial acquired 100% of the limited liability company interests of CLO Management, a wholly-owned subsidiary of Fifth Street Holdings L.P. ("Fifth Street Holdings") and the collateral manager for funds within its senior loan fund strategy. See Note 14 - Subsequent Events. As a result of this transaction, the assets and liabilities of CLO Management have been classified as held for sale of June 30, 2017. The Company recorded $940,297 in expenses during the three months ended June 30, 2017 relating to this transaction. See Note 2 - Significant Accounting Policies - Assets Held for Sale.
On July 14, 2017, the Company signed a definitive asset purchase agreement with Oaktree Capital Management, L.P. (“Oaktree”), an affiliate of Oaktree Capital Group, LLC (NYSE: OAK), under which Oaktree will become the new investment adviser to the BDCs, subject to the approval of new investment advisory agreements between each of the BDCs and Oaktree by the respective BDC stockholders and satisfaction of certain other closing conditions. The shares of common stock of FSC and FSFR owned by Fifth Street Holdings are not included in this transaction. The transaction is expected to be completed in the fourth quarter of 2017. The Company recorded $7,422,969 in expenses during the three months ended June 30, 2017 relating to this transaction. See Note 14 - Subsequent Events.
The Company has begun the process of winding down Fifth Street Opportunities Fund, L.P., a private fund managed by Fifth Street Management (“FSOF”, formerly Fifth Street Credit Opportunities Fund, L.P.), and returning invested capital to investors.  The Company currently expects this wind-down to be completed by September 2017, following which the investment management agreement with FSOF will be terminated.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
As of June 30, 2017 and December 31, 2016, FSAM held approximately 30.8% and 13.0% of Fifth Street Holdings, respectively. FSAM’s percentage ownership in Fifth Street Holdings will continue to change as Holdings LP Interests are exchanged for Class A common stock of FSAM or when FSAM otherwise issues or repurchases FSAM common stock.
FSAM's purchase of Holdings LP Interests concurrent with its IPO and the subsequent and future exchanges by holders of Holdings LP Interests for shares of FSAM's Class A common stock pursuant to the Exchange Agreement are expected to result in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to FSAM. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that FSAM would otherwise be required to pay in the future. As of June 30, 2017, FSAM was party to a tax receivable agreement ("TRA") with certain limited partners of Fifth Street Holdings (the "TRA Recipients") that requires FSAM to pay the TRA Recipients 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that FSAM actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement. In connection with the exchange of Holdings LP Interests on January 4, 2017, the Company recorded a deferred tax asset in the amount of $30,599,203 and an additional payable to the TRA Recipients of $26,009,323 with a corresponding increase in additional paid-in capital of $4,589,880. See Note 14 for a discussion of the status of the TRA as it relates to the Oaktree transaction.
RiverNorth Settlement
On February 18, 2016, the Company entered into a purchase and settlement agreement ("PSA") with RiverNorth Capital Management, LLC ("RiverNorth") pursuant to which RiverNorth would withdraw its competing FSC proxy solicitation. In connection with the execution and delivery of the PSA, on March 24, 2016, the Company purchased 4,078,304 shares of common stock of FSC for $25.0 million of cash at a purchase price of $6.13 per share, net of certain dividends payable to the Company pursuant to the PSA, resulting in a loss of $4,608,480, which represents the premium paid by the Company in excess of the FSC closing share price on the date of the transaction. Pursuant to a letter agreement with the Company, Leonard M. Tannenbaum purchased 5,142,296 shares of common stock of FSC from RiverNorth at a net purchase price of $6.13 per share,

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

resulting in a loss of $5,810,794 which represents the premium paid by Mr. Tannenbaum in excess of the FSC closing share price on the date of the transaction. Such amount was recorded as a loss in the Consolidated Statement of Operations and as a deemed contribution/distribution in the Consolidated Statement of Changes in Stockholder's Equity (Deficit) since Mr. Tannenbaum holds a controlling interest in FSAM and the Company directly benefited from this payment. The total premium paid by the Company and Mr. Tannenbaum in the amount of $10,419,274 was recorded as a loss during the three months ended March 31, 2016.
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
Ironsides Settlement
On September 30, 2016, the Company entered into a PSA with Ironsides Partners LLC, Ironsides Partners Special Situations Master Fund II L.P. and Ironsides P Fund L.P. (collectively, "Ironsides"). Upon execution of the PSA, Ironsides agreed that it would not, and would not permit any of its controlled Affiliates or Associates (as defined in the PSA) to, during a standstill period: (1) nominate or recommend for nomination any person for election as a director at any annual or special meeting of stockholders of FSAM, FSC and FSFR (the "Fifth Street Parties"), directly or indirectly, (2) submit any proposal for consideration at, or bring any other business before, any annual or special meeting of any of the Fifth Street Parties' stockholders, directly or indirectly, or (3) initiate, encourage or participate in any “withhold” or similar campaign with respect to any annual or special meeting of any of the Fifth Street Parties' stockholders, directly or indirectly. During the standstill period, Ironsides shall not publicly or privately encourage or support any other stockholder to take any of the actions described above. On November 30, 2016, in connection with the execution and delivery of the PSA, the Company purchased 1,295,767 shares of common stock of FSFR for a per-share purchase price of $9.00. Pursuant to a letter agreement with the Company, Mr. Tannenbaum purchased 646,863 shares of common stock of FSFR from Ironsides for a per-share purchase price of $9.00. These purchases were not made at a premium to the market price of the FSFR shares on the date of purchase.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2016
Consolidated Statement of Operations:	As previously reported	Adjustments	As revised
Income from equity method investments	$—	$1,110,217	$1,110,217
Other income (expense), net	1,571,903	(1,546,728)	25,175
Total other income, net	10,608,494	(436,511)	10,171,983
Income before provision for income taxes	11,643,558	(436,511)	11,207,047
Provision for income taxes	7,237,303	(122,427)	7,114,876
Net income	4,406,255	(314,084)	4,092,171
Net income attributable to non-controlling interests	(3,629,933)	385,308	(3,244,625)
Net income attributable to Fifth Street Asset Management Inc.	$776,322	$71,224	$847,546
Net income per share attributable to Fifth Street Asset Management Inc. - Basic	$0.13	$0.02	$0.15
Net income per share attributable to Fifth Street Asset Management Inc. - Diluted	$0.07	$—	$0.07

	Six Months Ended June 30, 2016
Consolidated Statement of Operations:	As previously reported	Adjustments	As revised
Income from equity method investments	$—	$1,978,326	$1,978,326
Other income (expense), net	1,783,490	(2,328,275)	(544,785)
Total other expense, net	(3,316,468)	(349,949)	(3,666,417)
Income (loss) before provision for income taxes	278,488	(349,949)	(71,461)
Provision for income taxes	6,971,891	(119,788)	6,852,103
Net loss	(6,693,403)	(230,161)	(6,923,564)
Net loss attributable to non-controlling interests	6,230,340	308,825	6,539,165
Net loss attributable to Fifth Street Asset Management Inc.	$(463,063)	$78,664	$(384,399)
Net loss per share attributable to Fifth Street Asset Management Inc. - Basic	$(0.08)	$0.01	$(0.07)
Net loss per share attributable to Fifth Street Asset Management Inc. - Diluted	$(0.10)	$—	$(0.10)

	Three Months Ended June 30, 2016
Consolidated Statement of Comprehensive Income (Loss):	As previously reported	Adjustments	As revised
Net income	$4,406,255	$(314,084)	$4,092,171
Adjustment for change in fair value of available-for-sale securities	(1,423,276)	1,423,276	—
Tax effect of adjustment for change in fair value of available-for-sale securities	20,304	(20,304)	—
Total comprehensive income	3,003,283	1,088,888	4,092,171
Less: Comprehensive income attributable to non-controlling interests	(2,374,581)	(870,044)	(3,244,625)
Comprehensive income attributable to Fifth Street Asset Management Inc.	$628,702	$218,844	$847,546

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2016
Consolidated Statement of Comprehensive Income (Loss):	As previously reported	Adjustments	As revised
Net loss	$(6,693,403)	$(230,161)	$(6,923,564)
Adjustment for change in fair value of available-for-sale securities	(7,119,228)	7,119,228	—
Tax effect of adjustment for change in fair value of available-for-sale securities	284,010	(284,010)	—
Total comprehensive loss	(13,528,621)	6,605,057	(6,923,564)
Less: Comprehensive loss attributable to non-controlling interests	12,518,400	(5,979,235)	6,539,165
Comprehensive loss attributable to Fifth Street Asset Management Inc.	$(1,010,221)	$625,822	$(384,399)

	Six Months Ended June 30, 2016
Consolidated Statement of Cash Flows:	As previously reported	Adjustments	As revised
Cash flows from operating activities
Net loss	$(6,693,403)	$(230,161)	$(6,923,564)
Distributions of earnings from equity method investments	—	1,700,636	1,700,636
Deferred taxes	6,990,955	(119,788)	6,871,167
Income from equity method investments	(25,728)	(1,978,326)	(2,004,054)
Net cash used in operating activities	(5,487,912)	(627,639)	(6,115,551)
Cash flows from investing activities
Purchases of equity method investments	—	(26,925,757)	(26,925,757)
Purchases of available-for-sale securities	(26,925,757)	26,925,757	—
Distributions from equity method investments	—	627,639	627,639
Net cash used in investing activities	(19,577,470)	627,639	(18,949,831)
Net decrease in cash and cash equivalents	(8,568,646)	—	(8,568,646)
Cash and cash equivalents, beginning of period	17,185,204	—	17,185,204
Cash and cash equivalents, end of period	$8,616,558	$—	$8,616,558

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
(Unaudited)

Voting Interest Entities
Entities that are not VIEs are generally evaluated under the voting interest model. The Company consolidates voting interest entities that it controls through a majority voting interest or through other means.
Unconsolidated Variable Interest Entities
As of June 30, 2017, the Company held interests in certain VIEs that were not consolidated because the Company was not deemed the primary beneficiary. The Company's interest in such entities generally is in the form of direct interests and fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. The Company's interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs as of June 30, 2017 is $23,312,226, which represents the fair value of the Company's investments for unconsolidated VIEs at such date.
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
The Company determined that it did not have an obligation to absorb expected losses that could be significant to the CLOs. Therefore, the Company is not considered to be the primary beneficiary of the CLOs and, accordingly, does not consolidate their financial results. As of June 30, 2017, investments held by the Company in the senior secured and subordinated notes of the CLOs are included within "Assets held for sale" at fair value on the Consolidated Statement of Financial Condition.
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
For the six months ended June 30, 2017 and 2016, substantially all revenues and receivables were earned or derived from advisory or administrative services provided to the BDCs and other affiliated entities.
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
(Unaudited)

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
Investments in equity method investees consists of the Company's general partner interests in FSOF and investments in FSC and FSFR common stock. The Company exercises significant influence with respect to FSOF and the BDCs as a result of its management contracts with them, and specifically with respect to the BDCs, its inclusion of its employees on the board of directors.
Beneficial Interest in CLOs
Beneficial interests in CLOs meet the definition of a debt security under ASC Topic 325-40, Beneficial Interest in Securitized Financial Assets. Income from the beneficial interest in CLOs is recorded using the effective interest method based upon an estimation of an effective yield to maturity utilizing assumed cash flows. The Company monitors the expected residual payments, and effective yield is determined and updated periodically, as needed. Any distributions received from the beneficial interests in CLOs in excess of the calculated income using the effective yield are treated as a reduction of the cost. As of June 30, 2017, beneficial interests in CLOs were classified as "Assets held for sale" on the Consolidated Statement of Financial Condition.
The Company earned interest income of $299,613 and $629,456, respectively, from beneficial interests in CLOs, for the three and six months ended June 30, 2017 and $356,131 and $695,725, respectively, for the three and six months ended June 30, 2016.
Fair Value Option
The Company has elected the fair value option, upon initial recognition, for all beneficial interests in CLOs. There were $134,249 and $328,519 of unrealized gains, respectively, recorded on beneficial interests in CLOs for the three and six months ended June 30, 2017. There were $480,037 and $(368,227) of unrealized gains (losses), respectively, recorded on beneficial interests in CLOs for the three and six months ended June 30, 2016.
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
(Unaudited)

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
Deferred Financing Costs
Deferred financing costs, which consist of fees and expenses paid in connection with the closing of Fifth Street Holdings' credit facility, are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the credit facility and are included in interest expense on the Consolidated Statements of Operations. In connection with an amendment to the Company's credit facility on June 30, 2017 (See Note 8), the Company wrote off $208,000 of deferred financing costs and reclassified the remaining balance to credit facility payable on the Consolidated Statement of Financial Condition.
Assets Held for Sale and Related Liabilities
In connection with the sale of CLO Management (as discussed in Note 14), the Company classified all CLO Management's assets and liabilities as held for sale as of June 30, 2017.
The following table presents the aggregate carrying amounts of the assets and liabilities classified as held for sale on the Consolidated Statement of Financial Condition as of June 30, 2017:

Assets
Cash and cash equivalents	$332
Beneficial interests in CLOs at fair value (cost: $23,901,522) (See Note 4)	23,246,607
Due from affiliates	82,667
Total assets	$23,329,606
Liabilities
Accounts payable and accrued expenses (1)	$1,042,950
Risk Retention Term Loan	12,972,565
Total liabilities	$14,015,515
(1) As of June 30, 2017, in accordance with ASC Topic 360, the disposal group is recorded at fair value less costs to sell, which includes $940,297 of estimated costs to sell CLO Management.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Management fees from affiliates also include quarterly incentive fees on the net investment income from the BDCs ("Part I Fees"). Part I Fees are generally equal to 20.0% of the BDCs' net investment income (before Part I Fees and performance fees payable based on capital gains), subject to fixed "hurdle rates" or preferred returns, as defined in the applicable investment advisory agreement. No fees are recognized until the BDCs' net investment income exceeds the applicable hurdle rate, with a "catch-up" provision that serves to ensure the Company receives 20.0% of the BDCs' net investment income from the first dollar earned. Such fees are classified as management fees as they are paid quarterly, predictable and recurring in nature, not subject to repayment (or clawback) and cash settled each quarter. Management fees from affiliates are recognized as revenue in the period investment advisory services are rendered, subject to the Company's assessment of collectability. On March 20, 2017, Fifth Street Management entered into a new investment advisory agreement with FSC, which, effective as of January 1, 2017, (i) decreased the quarterly preferred return to 1.75% on the income portion of the incentive fee and (ii) implemented a total return requirement that may decrease the incentive fee payable to Fifth Street Management by 25% per quarter to the extent that FSC’s cumulative incentive fees over a lookback period of up to 12 quarters exceed 20.0% of FSC's cumulative net increase in net assets resulting from operations.
Performance Fees
Performance fees are earned from the funds managed by the Company based on the performance of the respective funds. The contractual terms of performance fees vary by fund structure and investment strategy and are generally 15.0% to 20.0% of investment performance.
The Company has elected to adopt Method 2 of ASC Topic 605-20, Revenue Recognition for Revenue Based on a Formula. Under this method, the Company recognizes revenue based on the respective fund's performance during the period, subject to certain hurdles or benchmarks. The performance fees for any period are based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund's income allocation provisions. The performance fees may be subject to reversal to the extent that the performance fees recorded exceed the amount due to the general partner or investment manager based on a fund's cumulative investment returns.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Retention Bonus Agreements
The Company has entered into retention bonus agreements in the amount of $2,652,000 with certain key employees. Included in compensation expense for the three and six months ended June 30, 2017 is $124,566 and $798,880 of amortization related to these agreements, respectively and $383,189 for the three months ended June 30, 2016. There were no retention bonuses forfeited during the six months ended June 30, 2017.
Severance Agreements
The Company has entered into various severance and change in control agreements with certain key employees, which provide for the payment of severance and other benefits to each participant in the event of a termination without cause or for good reason, and in certain cases, the payment of a cash bonus upon the occurrence of a change in control event. The amounts of such payments and benefits vary by employee. The Company records expenses related to such severance and change in control agreements by employee if, and when, a termination or change in control event occurs. Included in compensation expense for the three and six months ended June 30, 2017 is $1,337,941 and $1,452,407, respectively, related to these severance arrangements. Included in compensation expense for the three and six months ended June 30, 2016 is $361,733 and $701,554, respectively, related to these severance arrangements.
Equity-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. Under the fair value recognition provision of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.
 The Company recognizes expense related to equity-based compensation transactions in which it receives employee services in exchange for: (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments. Equity-based compensation expense represents expenses associated with: (i) granting of Part I Fee-sharing arrangements prior to the Reorganization; (ii) conversion of and acceleration in vesting of interests in Predecessor in connection with the Reorganization; and (iii) granting of restricted stock units, options to purchase shares of FSAM Class A common stock and stock appreciation rights granted.
The value of the award is amortized on a straight-line basis over the requisite service period and is included within "Compensation and benefits" (except for grants to non-employees which are included in "General, administrative and other expenses") in the Company’s Consolidated Statements of Operations.
Effective January 1, 2016, the Company elected to early adopt Accounting Standards Update ("ASU") 2016-09. The primary impact of the Company's adoption was limited to the accounting for forfeitures of certain stock based awards, which is adopted on a modified retrospective basis. Upon adoption, the Company no longer estimates forfeitures. Rather, the Company has elected to account for forfeitures as they occur.
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
Income Taxes
Fifth Street Holdings complies with the requirements of the Internal Revenue Code ("IRC") that are applicable to limited partnerships, which allow for the complete pass-through of taxable income or losses to Fifth Street Holdings limited partners, including FSAM, who are individually responsible for any federal tax consequences. The tax provision includes the income tax obligation related to FSAM's allocated portion of Fifth Street Holdings' income, which is net of any tax incurred at Fifth Street Holdings' subsidiaries that are subject to income tax.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Loss Contingencies and Insurance Recoveries
In accordance with ASC Topic 450 - Loss Contingencies, an estimated loss from a loss contingency is accrued if it is determined that it is probable that a liability has been incurred at the reporting date and the amount can be reasonably estimated. Insurance claims for loss recoveries generally are recognized when a loss event has occurred and recovery is considered probable.

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended June 30, 2017. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU 2016-09. The objective of the guidance in ASU 2016-09 is to reduce the cost and complexity of providing stock compensation information while maintaining or improving the usefulness of the information. ASU 2016-09 amends previous guidance around when and how excess tax benefits or deficiencies should be recognized, and now requires excess tax benefits to be recognized in the income statement, regardless of whether it will reduce the Company’s taxes payable in the current period. ASU 2016-09 also allows companies to elect whether to use an estimated forfeiture rate, or to recognize forfeitures as they occur. Another change related to this update, is the movement of excess tax benefits from stock options from financing activities to operating activities within the Company's Consolidated Statements of Cash Flows. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those reporting periods, with early adoption permitted. The Company adopted ASU 2016-09 as of January 1, 2016 using a modified retrospective approach to account for the changes related to forfeiture estimates and the cumulative adjustment to reduce the Company's equity by $178,977.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This guidance addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. The Company did not early adopt the new guidance during the three months ended June 30, 2017. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The guidance is to be adopted retrospectively. The Company did not early adopt the new guidance during the three months ended June 30, 2017. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The impact of this new standard will depend on the extent and nature of future changes to the terms of Company's share-based payment awards. The Company did not early adopt ASU 2017-09 as of June 30, 2017.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Derivative Instruments
The Company did not have any derivative instruments outstanding during the six months ended June 30, 2017.
The table below summarizes the impact to the Consolidated Statements of Income from the Company's derivative instruments for the three and six months ended June 30, 2016:

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
(Unaudited)

Note 4. Investments and Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity. The Company engages an independent third party valuation firm to assist in the fair value measurement for its beneficial interest in CLOs.
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
The following tables present the financial instruments carried at fair value as of June 30, 2017, by caption on the Company's Consolidated Statement of Financial Condition for each of the levels of hierarchy established by ASC 820:

Assets	Level 1	Level 2	Level 3	Total
Beneficial interests in CLOs: Held for sale	—	—	$23,246,607	$23,246,607
	$—	$—	$23,246,607	$23,246,607

The following tables present the financial instruments carried at fair value as of December 31, 2016, by caption on the Company's Consolidated Statement of Financial Condition for each of the levels of hierarchy established by ASC 820:

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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three and six months ended June 30, 2017:

Beneficial interests in CLOs: Held for sale
Fair value at March 31, 2017	$23,260,659
Distributions	(447,914)
Interest accreted	299,613
Unrealized gains	134,249
Transfers out of Level 3	—
Fair value at June 30, 2017	$23,246,607

Beneficial interests in CLOs: Held for sale
Fair value at December 31, 2016	$23,155,062
Distributions	(866,430)
Interest accreted	629,456
Unrealized gains	328,519
Transfers out of Level 3	—
Fair value at June 30, 2017	$23,246,607
All unrealized gains for the three and six months ended June 30, 2017 relate to financial instruments still held at June 30, 2017.
The following table provides a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three and six months ended June 30, 2016:

	Beneficial interests in CLOs	MMKT Notes
Fair value at March 31, 2016	$22,842,057	$2,247,740
Distributions	(711,008)	—
Interest income or expense	356,131	—
Unrealized gains or losses	480,037	—
Transfers out of Level 3	—	—
Fair value at June 30, 2016	$22,967,217	$2,247,740

	Beneficial interests in CLOs	MMKT Notes
Fair value at December 31, 2015	$23,537,629	$4,738,026
Distributions	(897,910)	—
Interest income or expense	695,725	92,119
Unrealized gains or losses	(368,227)	(2,582,405)
Transfers out of Level 3	—	—
Fair value at June 30, 2016	$22,967,217	$2,247,740
All unrealized gains for the three and six months ended June 30, 2016 relate to financial instruments still held at June 30, 2016.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Significant Unobservable Inputs for Level 3 Financial Instruments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 financial instruments, which are carried at fair value as of June 30, 2017:

Assets	Fair Value	Valuation Technique	Unobservable Input	Input Value
Beneficial interests in CLOs: Held for Sale	$23,246,607	Discounted cash flow	Constant prepayment rate	20%
			Constant default rate	2%
			Loss severity rate	30%
Total	$23,246,607

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
Investments in Equity Method Investees
The following table provides information about the Company's equity method investments as of June 30, 2017 and December 31, 2016:

	Equity Held as of
Equity method investments	June 30, 2017	% of Ownership	December 31, 2016	% of Ownership
FSC common stock (1)	$43,738,475	6.0%	$41,908,970	6.0%
FSFR common stock (1)	24,174,774	9.1%	23,718,716	9.1%
FSOF equity interest	65,619	0.2%	549,198	0.9%
Total	$67,978,868		$66,176,884
___________
(1) The total fair value of the Company’s investments in FSC and FSFR was $62,643,447 and $68,426,612 based on quoted market prices as of June 30, 2017 and December 31, 2016, respectively.
Based on the market prices at the time the investments in FSC and FSFR were purchased, there was a residual excess of the Company's share of FSC's and FSFR's net assets over the Company's cost basis. The Company allocated the residual excess to the investments held by FSC and FSFR and is recognizing the residual excess of approximately $31.7 million over the average life of investments held in FSC and FSFR, which ranges between two and four years. For the three and six months ended June 30, 2017 and 2016, the Company recognized $2,053,966 and $4,031,542; and $1,405,947 and $2,127,108, respectively, related to this residual excess which is recognized within "Income from equity method investments" in the Consolidated Statements of Operations.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Company's investments in FSC and FSFR common stock met the significance criteria as defined by the SEC for the three and six months ended June 30, 2017. In calculating the income recognized under the equity method for its investment in FSC and FSFR, the Company used the latest publicly available financial information as of June 30, 2017. The following tables present summarized financial information of FSC and FSFR for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	FSC		FSFR
Statements of Operations	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Investment income	$44,917	$64,026	$12,170	$13,115
Net expenses	25,527	34,920	6,240	6,951
Net investment income	19,390	29,106	5,930	6,164
Net unrealized gain (loss) on investments and secured borrowings	(13,147)	10,490	(5,803)	3,259
Net realized gain (loss) on investments and secured borrowings	(12,300)	(44,814)	12	(8,507)
Net increase (decrease) in net assets resulting from operations	(6,057)	(5,218)	139	916

($ in thousands)	FSC		FSFR
Statements of Operations	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Investment income	$90,473	$123,589	$23,189	$26,310
Net expenses	52,578	69,140	12,173	14,361
Net investment income	37,895	54,449	11,016	11,949
Net unrealized gain (loss) on investments and secured borrowings	93,043	16,793	7,439	1,614
Net realized loss on investments and secured borrowings	(128,193)	(71,480)	(13,484)	(13,307)
Net increase (decrease) in net assets resulting from operations	2,745	(238)	4,971	256

Financial Instruments Disclosed, But Not Carried At Fair Value
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of June 30, 2017 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Loan payable - DECD loan	$2,000,000	$1,941,137	$—	$—	$1,941,137
Credit facility payable	98,452,741	100,000,000	—	—	100,000,000
Payables to related parties pursuant to tax receivable agreements	62,091,926	53,725,744	—	—	53,725,744
Liabilities associated with assets held for sale: Risk Retention Term Loan	12,972,565	12,972,565	—	—	12,972,565
Total	$175,517,232	$168,639,446	$—	$—	$168,639,446

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
The principal amounts outstanding under the Risk Retention Term Loan and the credit facility payable approximate their fair value and are included in Level 3 of the hierarchy.
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
Note 6. Fixed Assets
Fixed assets consist of the following:

	June 30, 2017	December 31, 2016
Furniture, fixtures and equipment	$1,421,129	$1,368,624
Leasehold improvements	10,182,352	10,182,352
Fixed assets, cost	11,603,481	11,550,976
Less: accumulated depreciation and amortization	(6,700,277)	(6,206,644)
Fixed assets, net book value	$4,903,204	$5,344,332
Depreciation and amortization expense related to fixed assets for the three and six months ended June 30, 2017 was $248,539 and $493,633, respectively. Depreciation and amortization expense related to fixed assets for the three and six months ended June 30, 2016 was $3,087,549 and $3,434,498, respectively.
If the Oaktree transaction described in Note 14 is consummated, the Company expects to incur a write-off of substantially all of its fixed assets.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Other Assets
Other assets consist of the following:

	June 30, 2017	December 31, 2016
Security deposits	$107,149	$107,149
Fractional interests in aircrafts (a)	2,877,552	3,019,098
Other	240,300	228,825
	$3,225,001	$3,355,072
__________________

(a)
In November 2013, the Company entered into an agreement that entitled it to the use of a corporate aircraft for five years. The amount paid, less the estimated trade-in value, is being amortized on a straight-line basis over the expected five-year term of the agreement. In December 2014, the Company sold half of this interest and entered into an agreement for a second corporate aircraft for five years. Amortization expense for each of the three and six months ended June 30, 2017 was $70,773 and $141,546, respectively. Amortization expense for the three and six months ended June 30, 2016 was $70,773 and $141,546, respectively.

Note 8. Debt
Loans Payable
Loans payable consist of the following:

	June 30, 2017	December 31, 2016
DECD loan	$2,000,000	$2,000,000
Risk Retention Term Loan (1)	—	12,972,565
	$2,000,000	$14,972,565
(1) In connection with the sale of CLO Management as discussed in Note 14, the Company's Risk Retention Term Loan was assumed by the buyer, and accordingly, it was transferred to liabilities associated with assets held for sale as of June 30, 2017.
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
For the three and six months ended June 30, 2017, interest expense related to this loan was $12,466 and $24,795, respectively. For the three and six months ended June 30, 2016, interest expense related to this loan was $20,765 and $45,628, respectively.
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
On August 8, 2016, MMKT entered into an agreement with its noteholders to settle and cancel the MMKT Notes in exchange for consideration of $2,833,050, of which $634,460 was paid to FSM. As a result of the cancellation, the Company realized a gain of $2,519,049 during the fiscal year ended December 31, 2016. In connection with the settlement and

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

cancellation of the MMKT notes, FSM incurred an expense of $100,000 that was paid to third-party noteholders in exchange for a release of claims against FSM and MMKT. On August 12, 2016, MMKT sold the rights to its platform, including all intellectual property, in exchange for $50,000 and distributed the proceeds to its noteholders, including $11,197 which was distributed to FSM. The Company recognized a gain of $50,000 related to this sale within Other income (expense) in the Consolidated Statements of Operations. On December 30, 2016, MMKT was dissolved and a final distribution of $69,480 was made to the noteholders, including $15,560 which was distributed to FSM.
For the three months ended March 31, 2016, interest expense related to the MMKT Notes was $92,119. There was no interest expense recorded related to the MMKT Notes during the three months ended June 30, 2017 and 2016.
Risk Retention Term Loan
On September 28, 2015, CLO Management entered into a Risk Retention Term Loan with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger to provide financing for its purchase up to $17 million of CLO II senior notes at a variable rate based on either LIBOR or a base rate plus an applicable margin. Borrowings under the Risk Retention Term Loan totaled $16,972,565, of which $12,972,565 remained outstanding as of June 30, 2017, and accrued interest at a rate based on the interest rate on the financed notes and the weighted average interest rate of the Risk Retention Term Loan was 4.23% as of June 30, 2017. The Company's beneficial interests in CLO II in the aggregate amount of $20,581,972 at fair value as of June 30, 2017 was pledged as collateral for the Risk Retention Term Loan. The facility matures on September 29, 2027. The Risk Retention Term Loan contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. As of June 30, 2017 and December 31, 2016, the Company had $12,972,565 of borrowings outstanding under the Risk Retention Term Loan which approximated fair value. For the three and six months ended June 30, 2017, interest expense related to the Risk Retention Term Loan was $140,344 and $272,489, respectively. For the three and six months ended June 30, 2016, interest expense related to the Risk Retention Term Loan was $123,890 and $247,779, respectively. The Company was in compliance with all covenants as of June 30, 2017.
In connection with the sale of CLO Management (as discussed in Note 14), the Risk Retention Term Loan was assumed by NewStar Financial, and accordingly, it was reclassified to liabilities associated with assets held for sale as of June 30, 2017.
Credit Facility
On November 4, 2014, Fifth Street Holdings entered into an unsecured revolving credit facility (as amended the "Credit Facility") which matured on November 4, 2019 with certain lenders party thereto from time to time and Sumitomo Mitsui Banking Corporation, as administrative agent and joint lead arranger, and Morgan Stanley Senior Funding, Inc., as syndication agent and joint lead arranger. On February 29, 2016, the unsecured revolving credit facility was amended to reduce the aggregate revolver commitments of the lenders from $176 million to $146 million and provide, among other things, that certain risk retention debt incurred by subsidiaries engaged solely in managing collateralized loan obligations shall be permitted and excluded from certain financial covenant calculations, including leverage and interest coverage ratios.
On May 11, 2017, Fifth Street Holdings entered into a supplement to an earlier amendment to the Credit Facility to, among other things, (i) provide that the assets under management of any CLO management subsidiary shall not be excluded from the calculation of assets under management until after June 30, 2017, (ii) reduce the aggregate revolver commitments of the lenders from $146 million to $100 million, (iii) restrict Fifth Street Holdings from making future requests for advances under the Credit Facility, (iv) generally restrict the payment of any dividends or distributions to the limited partners of Fifth Street Holdings, including FSAM, other than certain limited exceptions, including tax distributions, (v) require that 75% of the net proceeds (after applicable taxes, fees and expenses) of any non-ordinary course sale of any asset, including the Company's CLO business, be used to prepay amounts outstanding under the Credit Facility and (vi) require that Fifth Street Holdings and the other loan parties pledge their unencumbered assets to secure the obligations under the Credit Facility by June 30, 2017.
On May 15, 2017, Fifth Street Holdings entered into the Limited Guaranty and Contribution Agreement (the “Limited Guaranty”) with Mr. Leonard Tannenbaum, a limited partner of Fifth Street Holdings, whereby, in the event of an acceleration of the Credit Facility, Mr. Tannenbaum agreed to backstop any shortfall in the funds and assets available to Fifth Street Holdings and the other guarantors to repay the outstanding obligations under the Credit Facility, in the form of an equity contribution or a loan to Fifth Street Holdings.  In exchange, Fifth Street Holdings agreed to pay Mr. Tannenbaum reasonable consideration in amounts to be determined by the audit committee of the board of directors of FSAM.  The Limited Guaranty

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

will terminate upon the earliest to occur of (i) August 15, 2018, (ii) the mutual agreement of the parties (subject to approval of the majority of the independent directors of FSAM), (iii) repayment of the Credit Facility, (iv) any change of control of Fifth Street Holdings or FSAM and (v) any material amendment, waiver or other modification of the Credit Facility.
On June 30, 2017, Fifth Street Holdings entered into an amended and restated credit agreement (the “Amended Credit Facility”) with the guarantors party thereto, the lenders party thereto, Sumitomo Mitsui Banking Corporation, as administrative agent, and Cortland Capital Market Services LLC, as collateral agent (the “Credit Agreement”). As amended and restated, the Amended Credit Facility is a $100 million term loan facility that matures on August 1, 2019 or when amounts owing under the Credit Facility otherwise become due and payable under the terms of the Credit Agreement. As amended and restated, the Credit Agreement provides for monthly amortization of amounts owing under the facility beginning on January 1, 2018 at a rate of 5.0% of the aggregate amount outstanding as of January 1, 2018, subject to certain reductions. The Limited Guaranty was terminated in connection with the execution of the Amended Credit Facility. The Company did not make any payments to Mr. Tannenbaum thereunder.
Until January 1, 2018, borrowings under the Amended Credit Facility bear interest at a variable rate based on either LIBOR or a base rate plus an applicable margin, which is subject to change based on a total leverage ratio. As of June 30, 2017, borrowings under the Amended Credit Facility accrued interest, at Fifth Street Holdings’ option, at an annual rate of either LIBOR plus 3.0% or a base rate plus 2.0%. After January 1, 2018, borrowings under the Amended Credit Facility will bear interest at Fifth Street Holdings’ option, at an annual rate of either LIBOR plus 5.0% or a base rate plus 4.0%. The Credit Facility is secured by substantially all of the assets of Fifth Street Holdings and certain subsidiaries of Fifth Street Holdings.
As of June 30, 2017 and December 31, 2016, the Company had $100,000,000 and $102,000,000, respectively, of borrowings outstanding under the Credit Facility. For the three and six months ended June 30, 2017, interest expense (including amortization of deferred financing costs) related to the Credit Facility was $1,597,110 and $2,776,329, respectively. For the three and six months ended June 30, 2016, interest expense related to the Credit Facility was $809,960 and $1,558,254, respectively. At June 30, 2017, the Company was in compliance with all debt covenants.
Note 9. Commitments and Contingencies
Leases
The Company leases office space in various locations throughout the United States and maintains its headquarters in Greenwich, CT. On July 22, 2013, the Company entered into a lease agreement with a related party (see Note 10) for office space in Greenwich, CT that expires on September 30, 2024. Other non-cancelable office leases in other locations expire at various dates through 2020. The Company's rental lease agreements are generally subject to escalation provisions on base rental payments, as well as certain costs incurred by the property owner and are recognized on a straight-line basis over the term of the lease agreements. For the three and six months ended June 30, 2017, the Company recorded rent expense of $542,196 and $951,167, respectively. For the three and six months ended June 30, 2016, the Company recorded rent expense of $736,175 and $1,306,299, respectively.
In April 2016, the Company abandoned a portion of its office space in its corporate headquarters in Greenwich, CT. Although the Company is currently marketing the unused space to prospective tenants, until such time the new tenant were to occupy such space and our lease agreement is modified, the Company is still obligated to pay contractual rent payments in accordance with the operating lease. The Company estimated the liability under the operating lease agreement and accrued lease abandonment costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations and recorded a liability of $1,240,928 at the time of abandonment, which represents the present value of the remaining contractual rent payments on the unused space net of estimated sublease income. To the extent the Company is not able to sublease the unused space, the Company may recognize additional lease abandonment costs in future periods. In addition, the Company reversed $915,464 of its deferred rent liability which is included as a reduction to "General, administrative and other expenses" in the Consolidated Statements of Operations during the three months ended June 30, 2016, which represents the portion of the deferred rent liability attributable to the abandoned space.
A summary of the Company’s lease abandonment activity as of June 30, 2017 is as follows:

Lease abandonment costs incurred	$1,240,928
Rent payments, net of sublease income estimate	(659,189)
Present value adjustment	7,470
Accrued lease abandonment costs, end of period	$589,209

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Capital Commitments
As of June 30, 2017, the Company did not have any unfunded capital commitments.
FSC Class-Action Lawsuits
In October and November of 2015, the Company, its executive officers and FSC were named as defendants in three putative securities class-action lawsuits filed in New York and Connecticut federal courts (and later consolidated in New York). The lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on behalf of a putative class of investors who purchased FSC common stock between July 7, 2014, and February 6, 2015. The lawsuits alleged in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of FSC's investment portfolio and investment income in order to increase the Company’s revenue. The plaintiffs sought compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. A lead plaintiff was selected in February 2016, a consolidated complaint similar to the original complaint was filed in April 2016, and a motion to dismiss the consolidated complaint was filed in May 2016. The parties agreed in July 2016 to settle the case for $14,050,000, with approximately 99% of the settlement amount to be paid from insurance coverage. Confirmatory discovery was completed in August 2016, and the lead plaintiff filed the proposed settlement with the court in September. On November 9, 2016, the court authorized the parties to send notice to the class and scheduled a fairness hearing for February 16, 2017. No objections or opt-outs to the settlement were received by the deadline. The fairness hearing was held on February 16, 2017 and the proposed settlement was approved and paid. The litigation is now concluded.
FSAM Class-Action Lawsuits
The Company was named as a defendant in two putative securities class-action lawsuits filed by purchasers of the Company’s shares. The suits are related to the securities class actions brought by shareholders of FSC described above.
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
Following an agreed mediation, and as previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the parties in the Linde case signed an agreement to settle the action for $9,250,000, which was covered by insurance proceeds. The proposed settlement was subject to lead plaintiffs’ completion of additional discovery and approval by the court after notice had been sent to the settlement class. Lead plaintiffs completed the additional discovery and decided to proceed with the proposed settlement. The parties submitted the proposed settlement to the court on September 23, 2016 and asked the court to enter an order certifying the putative class for settlement purposes, authorizing dissemination of notice of the settlement to potential class members, and scheduling a fairness hearing on the proposed settlement. On November 9, 2016, the court entered the proposed order and scheduled the fairness hearing for February 16, 2017. The fairness hearing was held on February 16, 2017 and the proposed settlement was approved. The litigation is now concluded.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document-preservation notices to the Company, FSC, FSCO GP LLC - General Partner of FSOF, and FSFR. The subpoenas sought production of

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
In connection with the matters described above and other non-recurring matters, the Company has incurred professional fees of $1,567,318 and $3,349,888 for the three and six months ended June 30, 2017, respectively, and $5,219,496 and $8,396,961 for the three and six months ended June 30, 2016, respectively. Certain of the expenses associated with these matters have been covered by insurance, and the Company may seek additional reimbursements from the appropriate carriers. During the six months ended June 30, 2017, the Company recorded $4,332,024 of insurance recoveries related to previously incurred professional fees.
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
In connection with the exchange of Holdings LP Interests on January 4, 2017, the Company recorded a deferred tax asset in the amount of $30,599,203 and an additional payable to the TRA Recipients of $26,009,323 with a corresponding increase in additional paid-in capital of $4,589,880. As of June 30, 2017, payments due to the TRA Recipients under the TRA totaled $62,091,926, after this adjustment.
In connection with the finalization of the 2014 tax returns in October 2015, FSAM paid $340,713, representing the initial payment associated with the TRA liability. In connection with the finalization of the 2015 tax returns in October 2016, FSAM paid $1,969,958 to the TRA Recipients. Within the next 12 month period, the Company expects to pay approximately $800,000 of the total amount of estimated TRA liability. Such amount was determined by estimating the amount of taxable income and specified deductions subject to the TRA which are expected to be realized by FSAM for the related tax year. These calculations are performed pursuant to the terms of the TRAs.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Other Related Party Transactions
Revenues
All of the Company's revenue is earned from its managed funds and accounts, including management fees, performance fees and other fees.
For the three and six months ended June 30, 2017, the Company earned $13,896,474 and $26,714,941, respectively, in management fees relating to services provided to the BDCs. For the three and six months ended June 30, 2016, the Company earned $20,563,318 and $36,947,056, respectively, in management fees relating to services provided to the BDCs. For the three and six months ended June 30, 2017, the Company voluntarily waived $59,392 and $120,675 of management fees from the BDCs, respectively. For the three and six months ended June 30, 2016, the Company voluntarily waived $81,028, and $162,188 of management fees from the BDCs, respectively.
The Company also has entered into administration agreements under which the Company provides administrative services for the Fifth Street Funds, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, the Company also performs or oversees the performance of the BDCs' required administrative services, which includes being responsible for the financial records which the BDCs are required to maintain and preparing reports to the BDCs' stockholders and, in the case of the BDCs, reports filed with the SEC. In addition, the Company assists each of the BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to each of the BDC's stockholders, and generally overseeing the payment of each Fifth Street Fund's expenses and the performance of administrative and professional services rendered to the funds. For providing these services, facilities and personnel, the Fifth Street Funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of direct expenses, as well as overhead and other expenses incurred by the Company in performing its obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their respective staffs. Such reimbursement is at cost with no profit to, or markup by, the Company. Included in Revenues — other fees in the Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016 was $1,817,890 and $1,799,676, respectively, related to amounts charged for the above services provided to the Fifth Street Funds. For the six months ended June 30, 2017 and 2016 respectively, $3,881,167 and $3,734,098 was recorded related to amounts charged for the above services provided to the Fifth Street Funds.
The Company may also provide, on the BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements may be terminated by either the Company or the BDC without penalty upon 60 days' written notice to the other party.
Receivables for reimbursable expenses from the Fifth Street Funds are included within Due from affiliates and totaled $2,439,477 and $3,200,688 at June 30, 2017 and December 31, 2016, respectively.
Purchases of FSC and FSFR Common Stock
The Company records its investment in FSC and FSFR common stock based on the equity method of accounting, and accordingly, the unrealized gains or losses disclosed in the following table are not recorded in the consolidated financial statements. The following table provides information about the Company's investments in FSC and FSFR common stock as of June 30, 2017 at fair value.

Securities	Shares	Cost	Fair Value	Gross Cumulative Unrealized Gains	Gross Cumulative Unrealized Losses
FSC common stock	8,399,520	$43,738,475	$40,821,667	$—	$(2,916,808)
FSFR common stock	2,677,519	24,174,774	21,821,780	—	(2,352,994)
Total	11,077,039	$67,913,249	$62,643,447	$—	$(5,269,802)
See Note 1 for a description of the settlements with RiverNorth and Ironsides, both of which constituted related party transactions.
MMKT
On December 22, 2014, FSM entered into a limited liability company agreement, as majority member, with Leonard Tannenbaum’s brother, as minority member, for the purpose of forming MMKT. The purpose of MMKT was to develop technology related to the financial services industry. FSM made a total capital contribution of $80,000 for an 80% membership

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

interest in MMKT. In addition, MMKT issued $5,900,000 of MMKT Notes, of which $1,300,000 was held by the FSM. The Company consolidated MMKT in its consolidated financial statements based on its 80% membership interest. MMKT was dissolved on December 30, 2016. In that regard, the Company's allocable portion of the income attributable to MMKT was $1,185,634 for the six months ended June 30, 2016.
FSOF
As of June 30, 2017, the Company has made capital contributions to FSOF through its investment in FSCO GP, which have been recorded in Investments in equity method investees in the Consolidated Statements of Financial Condition.
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
The Company's fractional interests in corporate aircrafts are used primarily for business purposes. Occasionally, certain of the members of management have used the aircraft for personal use. The Company charges these members of management for such personal use based on market rates. There were no such charges for the six months ended June 30, 2017 and 2016.
As of June 30, 2017 and December 31, 2016 amounts due to and from affiliates were comprised of the following:

	June 30, 2017	December 31, 2016
Management fees receivable:
Base management fees receivable - BDCs	$7,386,085	$9,972,116
Part I Fees receivable - BDCs	3,863,389	4,837,944
Collateral management fees receivable - CLO I and CLO II	—	536,506
	$11,249,474	$15,346,566

Performance fees receivable:
Performance fees receivable - FSOF	$—	$123,300
	$—	$123,300

Due from affiliates:
Reimbursed expenses due from the BDCs	$2,145,712	$2,803,949
Reimbursed expenses due from private funds	211,098	396,739
Due from employees	71,894	122,810
Other amounts due from affiliated entities	64,666	82,423
	$2,493,370	$3,405,921

Due to affiliates:
Stock appreciation rights liability	$32,983	$30,412
	$32,983	$30,412

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Holders of Class B common stock do not have any right to receive dividends (other than dividends consisting of shares of Class B common stock or rights, options, warrants or other securities convertible or exercisable into or exchangeable for shares of Class B common stock paid proportionally with respect to each outstanding share of Class B common stock) or to receive a distribution upon the dissolution, liquidation or sale of all or substantially all of the Company's assets with respect to their Class B common stock other than the par value of the Class B common stock held.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Dividends
The following table reflects the dividends per share that the Company has recorded on its common stock for the six months ended June 30, 2017 and June 30, 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
March 20, 2017	March 31, 2017	April 14, 2017	$0.125	$1.9 million
Total for the six months ended June 30, 2017			$0.125	$1.9 million

March 14, 2016	March 31, 2016	April 15, 2016	$0.10	$0.6 million
May 11, 2016	June 30, 2016	July 15, 2016	0.10	$0.6 million
Total for the six months ended June 30, 2016			$0.20	$1.2 million

Share Repurchase Program
On May 11, 2016, the Company's Board of Directors authorized a share repurchase program for the repurchase of up to $20.0 million of the Company's Class A common stock. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Exchange Act. The repurchase program terminated on May 11, 2017. During the six months ended June 30, 2017, there were no repurchases of shares of Class A common stock pursuant to this program.
Equity-based Compensation
Prior to the Reorganization, the Company historically had fee sharing arrangements whereby certain employees or members were granted interests to a share of Part I Fees. Upon consummation of the Reorganization, such interests were exchanged for Holdings LP Interests. In addition, upon consummation of the IPO, the Company granted certain equity instruments to Holdings Limited Partners, employees and directors.
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
The partnership agreement provides that if a Holdings Limited Partner, other than a Principal, (i) resigns from his or her employment with the Company without good reason or is terminated for cause, the unvested portion of such person’s Holdings LP Interests shall be subject to call or forfeited, as described below, (ii) is terminated without cause, resigns from his or her employment with good reason or becomes disabled, all of the unvested portion of such person’s Holdings LP Interests shall immediately vest, or (iii) becomes deceased, all of such person’s Holdings LP Interests will vest. Messrs. Tannenbaum, Berman and Ivelin M. Dimitrov may purchase any unvested Holdings LP Interests subject to forfeiture for $0.01 per Holdings LP Interest. This call right may be exercised by Messrs. Tannenbaum, Berman and Dimitrov on a pro rata basis based on the number of Holdings LP Interests held by them. The Holdings LP Interests of the Principals are not subject to vesting arrangements and not subject to call or forfeiture. The Principals were not permitted to exchange their Holdings LP Interests until November 4, 2016, which was the second anniversary of the closing of the IPO, after which time each Principal is permitted to exchange up to 20% of the remaining Holdings LP Interests that he owns and an additional 20% of such remaining Holdings LP Interests on or after each of the next four anniversaries of the Company's IPO. The foregoing restrictions on an exchange by the Principals will not apply in connection with a change of control of the Company.
On January 4, 2017, pursuant to the terms of the above exchange agreement, a director of the Company and certain other Holdings Limited Partners exchanged an aggregate of 8,772,450 Holdings LP Interests for shares of the Company’s Class A common stock on a one-for-one basis and, in the case of the Principals, submitted to the Company 8,571,370 shares of the Company’s Class B common stock for cancellation.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the amortization of unrecognized compensation expense for the six months ended June 30, 2017 and 2016 with respect to the Company's Holdings LP Interests which are equity classified awards:

Balance at December 31, 2016	$1,798,921
Amortization of Holdings LP Interests (1)	(562,200)
Forfeitures	(413,894)
Purchase of unvested Holdings LP Interests by Principals (2)	222,844
Balance at June 30, 2017	$1,045,671

Balance at December 31, 2015	$7,016,286
Amortization of Holdings LP Interests	(828,851)
Balance at June 30, 2016	$6,187,435
(1) Includes an acceleration of $408,007 in connection with the separation of a former Holdings limited partner.
(2) Amount relates to the purchase by the Principals of a former Holdings limited partners' unvested Holdings LP interests. Such amount was based on the share price of Class A common stock on the date of purchase.
As of June 30, 2017, unrecognized compensation cost in the amount of $1,045,671 relating to these equity-based awards is expected to be recognized over a period of approximately 5.3 years.
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
On April 4, 2017, Patrick J. Dalton resigned as Co-President of FSAM.  Pursuant to a separation agreement and general release, Mr. Dalton is entitled to $1,250,000 in cash payment.  In addition, 214,704 RSUs (and any unvested accumulated dividend equivalents thereupon) were forfeited.  The remaining 73,066 RSUs (and any unvested accumulated dividend equivalents thereupon) held by Mr. Dalton vested in May 2017.  In addition, 186,524 of Mr. Dalton’s six-year options and 559,570 of his five-year options were forfeited.  The remaining 63,476 six-year options and 190,430 five-year options continue to be outstanding and will vest on the anniversary dates in accordance with the terms of the January 3, 2017 grant agreement.
Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan
In connection with the IPO, FSAM's Board of Directors adopted the 2014 Omnibus Incentive Plan pursuant to which the Company granted options to its non-employee directors, executive officers and other employees to acquire 5,658,970 shares of Class A common stock, 1,174,748 RSUs to be settled in shares of Class A common stock and 90,500 stock appreciation rights to be settled in cash. During the three and six months ended June 30, 2017 and 2016, there were additional grants under the 2014 Omnibus Incentive Plan as discussed below.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Equity-based compensation expense related to grants under the 2014 Omnibus Incentive Plan is as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
RSUs to be settled in Class A common stock	$401,214	$886,475	$1,227,964	$1,657,318
Options to acquire shares of Class A common stock	77,613	612,665	263,569	1,244,447
Stock appreciation rights to be settled in cash	742	309	2,571	2,348
Total	$479,569	$1,499,449	$1,494,104	$2,904,113
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
Additionally, when the Company pays dividends on its outstanding shares of Class A common stock, the holder of the RSUs will be credited with dividend equivalents.  For stock dividends, the dividend equivalents will be in the form of additional RSUs. For cash dividends, the dividend equivalents will be in the form of cash (without interest or earnings).  Dividend equivalents are subject to the same terms and conditions as the original restricted stock unit award, and are not paid until the vesting and settlement of the underlying shares of Class A common stock to which such dividend equivalents relate.  During the six months ended June 30, 2017, the Company granted 925,022 RSUs to members of senior management as discussed above. During the six months ended June 30, 2016, the Company granted 156,740 RSUs to employees under substantially similar terms to the IPO grant. For the six months ended June 30, 2017 and 2016, the Company declared cash dividends of $0.125 and $0.20 per share, respectively, and accrued dividends (net of forfeitures) in the amount of $7,188 and $195,952, respectively, related to unvested RSUs which are forfeitable.
The following table presents unvested RSUs' activity for the six months ended June 30, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Balance at December 31, 2016	805,037	$15.56
Granted	925,022	6.67
Vested	(73,066)	6.95
Forfeited	(348,697)	10.81
Balance at June 30, 2017	1,308,296	$11.02
Compensation expense associated with these RSUs is being recognized on a straight-line basis over the service period of the respective grant. The total compensation expense expected to be recognized in all future periods associated with the RSUs is $9,297,082 as of June 30, 2017, which is expected to be recognized over the remaining weighted average period of approximately 3.3 years.
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
During the six months ended June 30, 2017, options to purchase 1,040,000 shares of Class A Common Stock, at an exercise price equal to the closing stock price on the date of grant were granted to senior management and members of the board of directors. Such options vest one year from the date of grant. The fair value of these option grants was measured on the date of

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

grant using the Black-Scholes option-pricing model and the following assumptions:

Risk-free interest rate	1.61% - 1.94%
Expected dividend yield	7.85%
Expected volatility factor	56.49% - 59.24%
Expected life in years	3.5 - 5.0
A summary of unvested options activity for the six months ended June 30, 2017 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2016	1,558,013	$18.21	7.7
Granted	1,040,000	6.88	5.2
Vested	(45,000)	3.63	4.0
Forfeited	(1,462,779)	12.64	6.0
Balance at June 30, 2017	1,090,234	$15.47	6.6
Exercisable at June 30, 2017	2,965,175	$18.39	4.3	$67,250
Expected to vest after June 30, 2017	1,090,234	$15.47	6.6	$7,500
Aggregate intrinsic value represents the value of the Company's closing share price on the last trading day of the quarter in excess of the weighted average exercise price multiplied by the number of options exercisable or expected to vest.
Compensation expense associated with these options is being recognized on a straight-line basis over the service period of the respective grant. As of June 30, 2017, there was $814,110 of total unrecognized compensation expense that is expected to be recognized over the remaining weighted average period of approximately 3.3 years.
Stock Appreciation Rights (“SARs”)
Each SAR represents an unfunded, unsecured right of the holder to receive an amount in cash equal to the excess of the closing price of a share of Class A common stock over the exercise price. The SARs, terms and conditions are substantially similar to the provisions of the IPO option grants discussed above and had a grant date fair value of $1.78 per SAR and vest six years after grant. All of the currently outstanding SARs were issued in connection with the IPO. Upon vesting, they will be settled in cash. The fair value of the SARs are re-measured each reporting period until settlement and changes in fair value are charged to compensation expense as the SARs vest over the remaining service period. The amount of the adjustment has been derived based on a grant date fair value using the IPO price of $17.00 per share, multiplied by the number of unvested SARs, and expensed over the six year service period. The total compensation expense expected to be recognized in all future periods associated with the SARs, is approximately $38,557.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

A summary of unvested SARs activity for the six months ended June 30, 2017 and 2016 is presented below:

	SARs	Weighted Average Grant Date Fair Value Per SAR
Balance at December 31, 2016	44,000	$1.78
Granted	—	—
Vested	—	—
Forfeited	(5,000)	1.78
Balance at June 30, 2017	39,000	$1.78

Balance at December 31, 2015	71,000	$1.78
Granted	—	—
Vested	—	—
Forfeited	(21,500)	1.78
Balance at June 30, 2016	49,500	$1.78
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
During the six months ended June 30, 2017, the Company increased the tax rate at which it anticipates realizing certain deferred tax assets related to the tax basis of certain intangible assets. Such adjustment, in the amount of $108,645, was recorded as a discrete adjustment and is included in the provision for income taxes in the Consolidated Statements of Operations for the three months ended March 31, 2017. Additionally, the Company reduced its payable to TRA recipients by $92,348, which is included in Other income (expense) in the Consolidated Statements of Operations for the three months ended March 31, 2017.
Deferred tax assets are primarily the result of an increase in the tax basis of certain intangible assets resulting from FSAM's investment in Fifth Street Holdings. Net deferred tax assets are also recorded related to differences between the financial reporting basis and the tax basis of FSAM's proportionate share of the net assets of Fifth Street Holdings. Based on the Company's historical taxable income and its expected future earnings, management evaluates the uncertainty associated with booking tax benefits and determined that the deferred tax assets are more likely than not to be realized, including evaluation of deferred tax liabilities and the expectation of future taxable income, with the exception of $494,623 of net operating losses limited by IRC Section 382. As a result, a valuation allowance of $172,934 related to IRC Section 382 limiting future deductibility of net operating losses was recorded in three months ended March 31, 2017. If the Oaktree transaction described in Note 14 is consummated, the Company expects to establish a valuation allowance since the Company may not realize the full tax benefits from recognized deferred tax assets.
The income tax provision for 2017 reflects an annual effective tax rate of 10.6%. The difference between the annual effective rate of 10.6% and the statutory Federal rate of 34% primarily relates to state taxes and pass-through entity income not subject to income taxes. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Actual provision expense may vary from the annual effective rate for discrete items

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

recorded in the period. During the six month period ending June 30, 2017, the Company has recorded discrete items related to equity compensation, increase in state tax rate and a valuation allowance related to IRC Section 382 limited net operating losses, resulting in an actual tax rate for the period of 15.4%.
In connection with the exchange of Holdings LP Interests on January 4, 2017, the Company recorded a deferred tax asset in the three months ended March 31, 2017 in the amount of $30,599,203 and an additional payable to the TRA Recipients of $26,009,323 with a corresponding increase in additional paid-in capital of $4,589,880. Additionally, the exchange of Holdings LP interest resulted in a change in ownership pursuant to IRC Section 382.
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
The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the six months ended June 30, 2017. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the Provision for Income Taxes.
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
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Numerator for basic net income (loss) per share of Class A common stock:
Net income (loss) attributable to FSAM	$(902,068)	$847,546	$693,062	$(384,399)
Numerator for diluted net income (loss) per share of Class A common stock:
Net income (loss) attributable to FSAM	$(902,068)	$847,546	$693,062	$(384,399)
Dilutive effects of MMKT Notes	—	—	—	(98,552)
Assumed conversion of Holdings LP Interests	—	2,449,156	—	(4,296,559)
Net income (loss) available to Class A common stockholders	$(902,068)	$3,296,702	$693,062	$(4,779,510)
Denominator for basic net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	15,613,554	5,833,575	15,421,058	5,815,998
Denominator for diluted net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	15,613,554	5,833,575	15,421,058	5,815,998
Dilutive effects of RSUs	—	27,236	16,289	—
Assumed conversion of Holdings LP Interests	—	42,929,973	—	42,924,141
Dilutive effects of options to acquire shares of Class A common stock	—	—	15,143	—
Weighted average shares of Class A common stock outstanding - diluted	15,613,554	48,790,784	15,452,490	48,740,139
Earnings per share of Class A common stock:
Net income (loss) attributable to FSAM per share of Class A common stock, basic	$(0.06)	$0.15	$0.04	$(0.07)
Net income (loss) attributable to FSAM per share of Class A common stock, diluted	$(0.06)	$0.07	$0.04	$(0.10)

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Potentially dilutive securities representing an incremental 1,218,296 RSUs and 1,100,234 options to acquire Class A common stock for the three months ended June 30, 2017 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
Potentially dilutive securities representing an incremental 1,218,296 RSUs and 1,120,234 options to acquire Class A common stock for the six months ended June 30, 2017 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
Potentially dilutive securities representing an incremental 1,116,718 RSUs and 5,458,792 options to acquire Class A common stock for the three and six months ended June 30, 2016 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
For the six months ended June 30, 2016, the if-converted method was used to calculate the dilutive effect of the MMKT Notes. For the three months ended June 30, 2016, the assumed conversion of the MMKT Notes was anti-dilutive.
For the three and six months ended June 30, 2017, diluted earnings per share does not include the assumed conversion of
Holdings LP interests and the related tax effects because their impact would have been anti-dilutive.
For the three and six months ended June 30, 2016, diluted earnings per share includes the assumed conversion of
Holdings LP interests and the related tax effects.
For the three and six months ended June 30, 2016, diluted earnings per share does not include the assumed conversion of the RiverNorth Warrant as the impact would have been anti-dilutive.

Note 14. Subsequent Events
Oaktree Asset Purchase Agreement
On July 13, 2017, FSM, Oaktree Capital Management, L.P. (“Oaktree”), FSAM (solely for the purposes set forth therein) and Fifth Street Holdings (solely for the purposes set forth therein) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”).

At the closing of the transactions contemplated by the Asset Purchase Agreement (the “Closing”), and upon the terms and subject to the conditions set forth therein, FSM will sell, convey, assign and transfer to Oaktree and Oaktree will purchase, acquire and accept from FSM all of FSM’s right, title and interest in specified business records with respect to FSM’s existing investment advisory agreements with each of FSC and FSFR for a purchase price of $320 million in cash. The then-outstanding balance of the Company's Credit Facility will be paid off at closing. Oaktree will also acquire intellectual property used exclusively in these business records, and any goodwill associated with the investment advisory business conducted by FSM pursuant to these investment advisory agreements. The Asset Purchase Agreement also provides for the entry by Oaktree into new investment advisory agreements with each of FSC and FSFR. The shares of common stock of FSC and FSFR owned by Fifth Street Holdings and Mr. Leonard M. Tannenbaum are not included in the transaction.

The Asset Purchase Agreement contains various customary representations and warranties from each of FSM, Fifth Street Holdings, FSAM and Oaktree. FSM has also agreed to various customary covenants, including conducting its business in the ordinary course and not engaging, or allowing its controlled affiliates to engage, in certain types of transactions during the period between the execution of the Asset Purchase Agreement and the Closing.

FSAM and FSM have also agreed not to permit any of their respective controlled affiliates to enter into or otherwise obtain any tail or similar insurance policy that provides for joint coverage of FSAM and its affiliates, on the one hand, and any of FSC, FSFR or their respective affiliates, on the other hand, other than any such policy that limits coverage solely to claims arising from acts or occurrences taking place prior to the Closing in connection with or relating to the business and securities of the BDCs or investment advisory, administrative or other services provided by FSAM or its controlled affiliates to or on behalf of the BDCs, subject to certain limitations. FSM and Fifth Street Holdings have agreed to reimburse to the BDCs a portion of the premium cost of any such policy in excess of $4.5 million at FSC and $1.5 million at FSFR.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

FSM and Oaktree have agreed to use commercially reasonable efforts to facilitate (i) the appointment of Oaktree as the new investment adviser of each of the BDCs and the approval by the respective boards of directors of the BDCs of such appointment and recommendation to stockholders of each BDC that they vote to approve such investment advisory agreements, (ii) the appointment or election of five director nominees (the “New Director Nominees”) to the board of directors of each of the BDCs and (iii) the calling of a special meeting of stockholders of each BDC to vote on and approve the actions described in the aforementioned clauses (i) and (ii). Each of FSM and Oaktree has also agreed to use commercially reasonable efforts to facilitate the BDCs’ preparation and filing of proxy materials in connection with such special meeting of stockholders and to share the cost of the first $1.5 million aggregate of such expenses together with FSAM’s proxy solicitation expenses and filing fees under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. FSM will reimburse all other proxy expenses of the BDCs. Except in certain circumstances described in the Asset Purchase Agreement, FSM has agreed not to withdraw, modify or qualify its recommendation to the board of directors of each of FSC and FSFR in a manner adverse to Oaktree or otherwise make public statements contrary to such recommendation.

From and after the Closing, FSM and Fifth Street Holdings have agreed to indemnify Oaktree, its affiliates and its and their respective representatives (the “Buyer Indemnified Parties”) from liability or losses resulting from (i) buyer specified losses, (ii) the breach of any covenant of FSM, FSAM or Fifth Street Holdings in connection with the Asset Purchase Agreement and (iii) any excluded liability under the Asset Purchase Agreement, subject to a cap of $32 million and with sole recourse to a $32 million purchase price escrow. Oaktree may seek indemnification for attorneys’ fees and consequential damages within this cap up to an amount of $22 million. The Buyer Indemnified Parties’ right to such indemnification survives through December 20, 2019, after which time remaining amounts in the escrow account will be released to FSM.
FSM and Fifth Street Holdings have also agreed to indemnify each of FSC and its subsidiaries and FSFR and its subsidiaries against (i) all costs and out-of-pocket expenses incurred by the BDCs and their subsidiaries in connection with existing examinations and investigations by the SEC and (ii) related fees, fines, monetary penalties, deductibles and disgorgements ordered by the SEC to be paid by the BDCs, net of any disgorgements paid by FSM to the BDCs and insurance recoveries received by the BDCs (“BDC Net Losses”). The primary source of recourse of SEC investigation-related costs and expenses is a $10 million purchase price escrow. Any SEC investigation-related costs and expenses in excess of $10 million and any BDC Net Losses may also be satisfied against the $35 million of shares of FSC common stock and $10 million of shares of FSFR common stock owned by Fifth Street Holdings and pledged pursuant to certain pledge agreements to be entered into at Closing by Fifth Street Holdings to secure any such indemnification obligations of FSM and Fifth Street Holdings relating to BDC Net Losses and certain SEC investigation-related legal costs and expenses. Oaktree’s right to such indemnification survives through the date that is 45 days after all SEC investigations have been settled or it is confirmed by the SEC that the BDCs are not under investigation (subject to extension for any pending claims against directors and officers of the BDCs where such directors remain entitled to indemnification coverage from the BDCs), after which time remaining amounts in the escrow will be released to FSM and the stock pledges will terminate.

From and after the Closing, Oaktree will indemnify FSM, FSAM, Fifth Street Holdings and their respective affiliates and representatives (collectively, the “Seller Indemnified Parties”) from liability or losses arising out of or resulting from (i) any losses in connection with the costs and expenses incurred by the Seller Indemnified Parties in defending against claims arising after the Closing that relate to the investment advisory business acquired by Oaktree and (ii) the breach of any representation, warranty and covenant of Oaktree that is to be performed prior to the Closing.

The Asset Purchase Agreement contains customary termination rights, including the right of either FSM or Oaktree to terminate the Asset Purchase Agreement if the Closing has not occurred on or prior to December 31, 2017 or if FSAM stockholders have not approved the Asset Purchase Agreement prior to such date. Oaktree may also terminate the Asset Purchase Agreement following a change in the FSAM board of directors’ recommendation of the asset sale to Oaktree, a change in FSM’s recommendation to the stockholders of FSC and FSFR regarding approval of the proposed new investment advisory agreements with Oaktree and the election of the New Director Nominees to their respective boards of directors, or if FSM, FSAM or Fifth Street Holdings, as applicable, materially breach their respective obligations to (i) file with the SEC a proxy statement for use in connection with the meeting of stockholders of FSAM and (ii) duly call, give notice of, convene and hold such meeting to vote on the approval of the Asset Purchase Agreement and the transactions contemplated thereby.

The Asset Purchase Agreement provides that FSM will reimburse Oaktree’s reasonable and documented transaction expenses up to a cap of $3.5 million if the Asset Purchase Agreement is terminated because either (x) FSAM, Fifth Street Holdings or FSM have materially breached their representations, warranties or covenants in such a manner that the conditions to closing cannot be satisfied or (y) the Closing has not occurred on or prior to December 31, 2017 and, in either case, approval

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

of the stockholders of FSAM, FSC or FSFR had not been obtained. Further, if FSM had changed its recommendation to stockholders of the BDCs regarding approval of the proposed new investment advisory agreements with Oaktree and the election of the New Director Nominees to their respective boards of directors, then in lieu of such expense reimbursement, FSM will be required to pay Oaktree a termination fee of $9.2 million.

In addition, FSM must pay a $9.2 million termination fee to Oaktree if Oaktree terminates the Asset Purchase Agreement following a change in the FSAM board of directors’ recommendation of the asset sale to Oaktree, a change in FSM’s recommendation to the stockholders of FSC and FSFR regarding approval of the proposed new investment advisory agreements with Oaktree and the election of the New Director Nominees to their respective boards of directors, or if FSM, FSAM or Fifth Street Holdings, as applicable, materially breach certain obligations under the Asset Purchase Agreement. Finally, if the Asset Purchase Agreement is terminated because either (x) FSM has materially breached its representations, warranties or covenants in such a manner that the conditions to closing cannot be satisfied or (y) FSAM stockholder approval was not obtained on or prior to December 31, 2017 and, within 12 months of termination, FSAM or its affiliates enter into a “Competing Transaction” (as defined in the Asset Purchase Agreement), which is subsequently consummated, then FSM must pay a $9.2 million termination fee to Oaktree (net of any prior expense reimbursement paid by FSM).

Consummation of the proposed transaction is subject to certain conditions, including the approval of the respective stockholders and boards of directors of FSAM, FSC and FSFR. Further conditions include the absence of any law or order restraining the proposed transaction, the termination or expiration of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, at least 75% of the members of the BDCs’ respective boards of directors not being “interested persons” (within the meaning of Section 2(a)(19) of the Investment Company Act) of Oaktree or FSM, certain waivers and consents that have been obtained from lenders and joint venture partners to the BDCs remaining in full force and effect, no default occurring under specified debt facilities of the BDCs, the NAV of each of FSC and FSFR not being less than 80% of the NAV for such BDC as of March 31, 2017, the election of the New Director Nominees to the board of directors of each of FSC and FSFR, no material adverse effect having occurred with respect to FSM’s business development company investment advisory business, the repayment in full of certain debentures by and between FSC and the U.S. Small Business Administration and obtaining a payoff letter with respect to the Amended Credit Facility (which will be paid off concurrently with the Closing).

On July 13, 2017, concurrently with the execution of the Asset Purchase Agreement, FSM entered into a letter agreement with Oaktree pursuant to which FSM agreed to reimburse up to $5 million of Oaktree’s transaction expenses incurred in connection with the negotiation, execution and delivery of the Asset Purchase Agreement and the performance by Oaktree of its obligations thereunder if, and at the time, the Closing occurs.

Concurrently with the execution of the Asset Purchase Agreement, FSAM and Oaktree entered into a Noncompetition and Nonsolicitation Agreement, dated as of July 13, 2017, pursuant to which, for a period of three years following the date the Closing occurs, FSAM agreed to specified restrictions on its ability to invest in debt or debt-like preferred equity where the investment opportunity being offered to all offerees exceeds $5 million (subject to certain exceptions). Such restrictions apply for 10 years with respect to investments in business development companies managed by Oaktree or any of its affiliates. FSAM also agreed to restrictions on its ability to solicit for employment any full-time employees of Oaktree or advisors or consultants, who are engaged for a substantial portion of their time by Oaktree, for a period of 3 months after the date the Closing occurs.

In connection with the transactions contemplated by the Asset Purchase Agreement, on July 13, 2017, FSAM, Fifth Street Holdings, the TRA Recipients, the Tannenbaum Trust, the Bernard D. Berman 2012 Trust and FSC CT II, Inc. entered into a Waiver and Termination of Tax Receivable Agreement (“TRA Waiver”) pursuant to which the TRA Recipients agreed (i) to irrevocably waive any and all rights to receive tax benefit payments payable at any time under the TRA, including any tax benefit payments that would result from the consummation of the transactions contemplated by the Asset Purchase Agreement other than certain payments accrued for the fiscal year ended December 31, 2016 that have not been paid and (ii) to release FSAM and Fifth Street Holdings from their respective obligations under the TRA. Pursuant to the TRA Waiver, the Principals, FSAM and Fifth Street Holdings also agreed that, effective upon the Closing, the TRA will automatically terminate without any further action required by any party to the TRA Waiver, and all rights and obligations of the parties thereto shall be immediately extinguished.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NewStar Financial Purchase Agreement
On July 1, 2017, Fifth Street Holdings entered into a purchase agreement (the “CLO Purchase Agreement”) with New Star Financial. At the closing of the transactions contemplated thereby on July 20, 2017, NewStar Financial acquired 100% of the limited liability company interests of CLO Management, a wholly-owned subsidiary of Fifth Street Holdings and the collateral manager for CLO I and CLO II, each a collateralized loan obligation in the Company’s senior loan fund strategy, for an aggregate purchase price of $29.0 million less borrowings outstanding at CLO Management, subject to post-closing adjustments for working capital and transactions expenses, which resulted in an aggregate net purchase price of $15.3 million.

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
For periods ending prior to June 30, 2017, non-GAAP metrics, including adjusted net income (ANI), assets under management (AUM) and fee-earning AUM, were disclosed as measures of operating performance used by management to analyze our performance. However, given the sale of CLO Management in July 2017 and the pending Oaktree transaction (as described below), we have determined they are no longer meaningful metrics to management or our investors and, accordingly, have not included such measures in this Quarterly Report on Form 10-Q. Upon consummation of the Oaktree transaction, we expect to reevaluate the carrying value of certain assets and liabilities, including but not limited to, prepaid expenses, fixed assets, deferred tax assets, accounts payable and accrued expenses, deferred rent liability, payables to related parties which include the carrying value of the TRA liability and potential lease termination payments in connection with vacating the lease of our corporate headquarters. Such analysis may result in material adjustments in future periods.
Our Business
We are an alternative asset management firm headquartered in Greenwich, CT that provides asset management services to the Fifth Street Funds, which, as of June 30, 2017, consist primarily of FSC and FSFR, both publicly-traded business development companies regulated under the Investment Company Act of 1940, as amended. The funds we manage provide innovative and flexible financing solutions to small and mid-sized companies across their capital structures, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual EBITDA between $10 million and $120 million. As of June 30, 2017, our business was conducted through Fifth Street Management and CLO Management, both of which are registered investment advisers under the Advisers Act.
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
On July 1, 2017, Fifth Street Holdings entered into a purchase agreement with New Star Financial, Inc., or NewStar Financial. At the closing of the transactions contemplated thereby on July 20, 2017, NewStar Financial acquired 100% of the limited liability company interests of CLO Management, a wholly-owned subsidiary of Fifth Street Holdings and the collateral manager for funds within our senior loan fund strategy. See "Recent Developments - NewStar Financial Purchase Agreement". As a result of this transaction, the assets and liabilities of CLO Management have been classified as held for sale as of June 30, 2017. See Note 2 - Significant Accounting Policies - Assets Held for Sale.
On July 13, 2017, we (solely for the purpose set forth therein) and certain subsidiaries signed a definitive asset purchase agreement with Oaktree Capital Management, L.P., or Oaktree, an affiliate of Oaktree Capital Group, LLC (NYSE: OAK), under which Oaktree will become the new investment adviser to the BDCs, subject to the approval of new investment advisory agreements between each of the BDCs and Oaktree by the respective BDC stockholders and satisfaction of certain other closing conditions. The shares of common stock of FSC and FSFR owned by Fifth Street Holdings L.P. are not included in this transaction. The transaction is expected to be completed in the fourth quarter of 2017. See "Recent Developments - Oaktree Asset Purchase Agreement."
We have begun the process of winding down FSOF and returning invested capital to investors.  We currently expect this wind-down to be completed by September 2017, following which the investment management agreement with FSOF will be terminated.
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

Reorganization
In anticipation of our initial public offering, or IPO, that closed on November 4, 2014, FSAM was incorporated in Delaware on May 8, 2014 as a holding company with its primary asset expected to be a limited partnership interest in Fifth Street Holdings. Fifth Street Holdings was formed on June 27, 2014 by principals of FSM as a Delaware limited partnership. Prior to the transactions described below, the Principals were the general partners and limited partners of Fifth Street Holdings. Fifth Street Holdings has a single class of limited partnership interests, or Holdings LP Interests. Immediately prior to the IPO:

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
Exchange Agreement and Tax Receivable Agreement
In connection with the Reorganization, FSAM entered into an exchange agreement with the limited partners of Fifth Street Holdings that granted each limited partner of Fifth Street Holdings, and certain permitted transferees, the right, beginning two years after the closing of the IPO and subject to vesting and minimum retained ownership requirements, on a quarterly basis, to exchange such person's Holdings LP Interests for shares of Class A common stock of FSAM, on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications, which are collectively referred to as the Exchange Agreement. As a result, each limited partner of Fifth Street Holdings, over time, has the ability to convert his or her illiquid ownership interests in Fifth Street Holdings into Class A common stock of FSAM, which can more readily be sold in the public markets.
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
As of June 30, 2017 and December 31, 2016, we held approximately 30.8% and 13.0% of Fifth Street Holdings, respectively. Our percentage ownership in Fifth Street Holdings will continue to change as Holdings LP Interests are exchanged for our Class A common stock or when we otherwise issue or repurchase our common stock.
Our purchase of Holdings LP Interests concurrent with its IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of our Class A common stock pursuant to the Exchange Agreement are expected to result in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. As of June 30, 2017, we were party to a tax receivable agreement, or TRA, with certain limited partners of Fifth Street Holdings, or the TRA Recipients, that requires us to pay the TRA Recipients 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize (or, under certain circumstances, are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement. In connection with the exchange of Holdings LP Interests on January 4, 2017, we recorded a deferred tax asset in the amount of $30,599,203 and an additional payable to the TRA Recipients of $26,009,323 with a corresponding increase in additional paid-in capital of $4,589,880. See Recent Developments for a discussion of the status of the TRA as it relates to the Oaktree transaction.
Basis of Presentation
We have prepared our consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC and the requirements for reporting on Form 10-Q and Regulation S-X. All significant intercompany transactions and balances have been eliminated in consolidation.

The diagram below depicts our organizational structure as of June 30, 2017:

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

(5)
The direct subsidiaries of Fifth Street Management are FSC CT LLC, FSC LLC, FSC Midwest LLC and FSC Florida LLC. As of June 30, 2017, FSM owned approximately 1% of the CLO I notes and CLO Management owned approximately 5% of the CLO II notes. FSC CT LLC is the primary employer of our employees located in Connecticut and is the tenant to our Connecticut headquarters lease and performs certain administrative functions for our business. FSC LLC is the owner of Fifth Street Capital West LLC. FSC Midwest LLC, Fifth Street Capital West LLC and FSC Florida LLC employ certain of our employees, are tenants under certain of our office leases and perform certain other administrative functions for our business.

(6)	As of June 30, 2017, CLO Management served as the collateral manager to CLO I and CLO II.
Market Conditions, Trends and Other Developments Affecting our Business
Our results of operations are affected by a variety of factors, including economic conditions particularly in the United States, interest rates and financial markets. During 2016, financial markets experienced a broad based rally which included compressing interest rate credit spreads and expectations that the U.S. Federal Open Markets Committee would continue to increase interest rates. Investors generally sought higher yielding assets in response to these events.
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
The market has also experienced some pressure from investors on fee levels. In response, we may also modify fee structures with our existing investment vehicles, including our BDCs, to remain competitive. For example, we further amended and restated the investment advisory agreement by and between FSC and FSM, or, as amended, the FSC Investment Advisory Agreement, which, effective as of January 1, 2017, (i) decreased the quarterly preferred return to 1.75% on the income portion of the incentive fee and (ii) implemented a total return requirement that may decrease the incentive fee payable to Fifth Street Management by 25% per quarter to the extent that FSC’s cumulative incentive fees over a lookback period of up to 12 quarters exceed 20.0% of FSC's cumulative net increase in net assets resulting from operations.
In order to enhance our liquidity position and in an effort to divest of non-core business lines, we sold CLO Management in July 2017. Additionally, we have begun the process of winding down FSOF and returning invested capital to investors.  We currently expect this wind-down to be completed by September 2017, following which the investment management agreement with FSOF will be terminated. We cannot assure you that this wind-down will be completed on a timely basis or on attractive terms, or at all, or that such action will improve our financial condition or results of operations.
Revision of Financial Statements
Refer to Note 2 of the consolidated financial statements for a summary of the amounts and financial statement line items impacted by the Revision.
Overview of Results of Operations
Revenues
For the three months ended June 30, 2017 and 2016, 87.7% and 92.0%, respectively, of our revenues came from management fees (including 29.1% and 39.2%, respectively, of Part I Fees) from the BDCs and private funds. For the six months ended June 30, 2017 and 2016, 87.7% and 90.9%, respectively, came from management fees (including 25.6% and 33.2%, respectively, of Part I Fees) from the BDCs and private funds.
Management Fees
Base Management Fees
Prior to January 1, 2016, pursuant to the FSC Investment Advisory Agreement, we earned an annual base management fee of 2.0% of the value of FSC's gross assets, which included any borrowings for investment purposes and excluded cash and cash equivalents. Such base management fee was calculated based on the value of FSC's gross assets at the end of its most recently completed fiscal quarter. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
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
Pursuant to the investment advisory agreement between FSM and FSFR, or the FSFR Investment Advisory Agreement, we earn an annual base management fee of 1.0% of the value of FSFR's gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents. Such base management fee is calculated based on the average value of FSFR's gross assets at the end of its two most recently completed quarters. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
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
Pursuant to CLO Management's investment management agreements with our senior loan funds, as of June 30, 2017 we were entitled to receive quarterly management fees from CLO I and CLO II that are calculated and payable in arrears pursuant to a "waterfall" structure. Under this "waterfall" structure, we are entitled to receive a senior collateral management fee at an annualized rate, for both CLO I and CLO II, of 0.25% of the average principal balance during the period and a subordinated collateral management fee at an annualized rate of 0.15%, for CLO I, and 0.13%, for CLO II, of the average principal balance during the period, in each case to the extent there were sufficient funds available for distribution at the applicable level in the hierarchy.
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
As compensation for the performance of its obligations under the CLOs' collateral management agreements, as of June 30, 2017 Fifth Street Management was entitled to receive a collateral management incentive fee after the subordinated debt issued by each respective CLO has realized a specified internal rate of return.
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
Results of Operations
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Revenues
Management fees.  Total management fees were $14.1 million for the three months ended June 30, 2017, which represented a $7.2 million, or 33.8%, decrease from $21.3 million for the three months ended June 30, 2016. The decrease in management fees was primarily due to lower levels of fee-earning assets and pre-incentive fee net investment income at FSC.
Other fees.  Other fees were $1.8 million for the three months ended June 30, 2017, which represented a $0.02 million, or 1.0%, increase from $1.8 million for the three months ended June 30, 2016. The increase was primarily due to slightly higher level of allocable direct fund expenses and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $5.6 million for the three months ended June 30, 2017, which represented a $3.3 million, or 36.8%, decrease from $8.9 million for the three months ended June 30, 2016. The decrease was primarily due to an 18% reduction in headcount, partially offset by an increase in severance of $1.0 million in the current period.
General, administrative and other.  General, administrative and other expenses were $13.5 million for the three months ended June 30, 2017, which represented a $3.4 million, or 33.9%, increase from $10.1 million for the three months ended June 30, 2016. The increase was primarily due to professional fees incurred in connection with the Oaktree and NewStar Financial transactions, partially offset by lower litigation and other non-recurring professional fees in the current period.
Depreciation and amortization.  Depreciation and amortization expense was $0.3 million for the three months ended June 30, 2017, which represented a $2.8 million, or 89.9%, decrease from $3.2 million for the three months ended June 30, 2016. The decrease was attributable to accelerated depreciation on a portion of the leasehold improvements at our corporate headquarters in Greenwich, Connecticut in the prior period.
Other income (expense)
For the three months ended June 30, 2017 and June 30, 2016, other income (expense), net was $(0.8) million and $10.2 million, respectively. This decrease was due primarily to other income (expense) items in the prior year including a $2.0 million gain on extinguishment of debt, an adjustment of the TRA liability for tax rate change in the amount of $7.5 million and net recoveries of legal fees from our insurance carriers in the amount of $3.0 million, partially offset by the net losses on derivatives in the amount of $3.2 million.

Provision (benefit) for income taxes
The income tax provision (benefit) was $(0.4) million and $7.1 million, for the three months ended June 30, 2017 and June 30, 2016, respectively. The decrease is primarily due to one-time adjustment of $6.3 million in the prior year relating to certain changes to Connecticut state tax law that were passed in May 2016. If the Oaktree transaction is consummated, we expect to establish a valuation allowance since we may not realize the full tax benefits from our deferred tax assets which would increase income tax expense in a future period.
Net income (loss)
Net loss was $(3.9) million for the three months ended June 30, 2017, which represented a $8.0 million, or 196.0%, decrease from net income of $4.1 million for the three months ended June 30, 2016. The decrease was primarily due to the income and expense variances discussed above.
Six months ended June 30, 2017 compared to six months ended June 30, 2016
Revenues
Management fees.  Total management fees were $27.6 million for the six months ended June 30, 2017, which represented a $10.7 million, or 28.0%, decrease from $38.4 million for the six months ended June 30, 2016. The decrease in management fees was primarily due to lower levels of fee-earning assets and pre-incentive fee net investment income at FSC.
Other fees.  Other fees were $3.9 million for the six months ended June 30, 2017, which represented a $0.1 million, or 3.9%, increase from $3.7 million for the six months ended June 30, 2016. The increase was primarily due to slightly higher level of allocable direct fund expenses and general and administrative expenses by us to the Fifth Street BDCs and private funds pursuant to the administration agreements.
Expenses
Compensation and benefits.  Compensation and benefits was $12.1 million for the six months ended June 30, 2017, which represented a $5.5 million, or 31.2%, decrease from $17.6 million for the six months ended June 30, 2016. The decrease was primarily due to an 18% reduction in headcount, partially offset by an increase in severance of $0.8 million in the current year period.
General, administrative and other.  General, administrative and other expenses were $18.6 million for the six months ended June 30, 2017, which represented a $1.2 million, or 7.1%, increase from $17.4 million for the six months ended June 30, 2016. The increase was primarily due to professional fees incurred in connection with the Oaktree and NewStar Financial transactions, partially offset by lower litigation and other non-recurring professional fees in the current period.
Depreciation and amortization.  Depreciation and amortization expense was $0.6 million for the six months ended June 30, 2017, which represented a $2.9 million, or 82.2%, decrease from $3.6 million for the six months ended June 30, 2016. The decrease was attributable to previously accelerated depreciation on a portion of the leasehold improvements at our corporate headquarters in Greenwich, Connecticut.
Other income (expense)
For the six months ended June 30, 2017 and June 30, 2016, other income (expense), net was $5.6 million and ($3.6 million), respectively. This increase was due primarily to a $2.7 million increase in income from equity method investments and net incremental insurance recoveries of $1.3 million in the current year, a loss on investor settlement of $10.4 million in the prior year and net losses on derivatives in the amount of $7.9 million in the prior year, partially offset by increased interest expense of $1.1 million due to increased borrowings and interest rate on our credit facility, an unrealized gain on MMKT Notes of $2.6 million in the prior year, a gain on extinguishment of debt of $2.0 million in the prior year and an adjustment of the TRA liability for tax rate change in the amount of $7.5 million in the prior year.
Provision (benefit) for income taxes
The income tax provision (benefit) was $0.9 million and $7.0 million, respectively, for the six months ended June 30, 2017 and June 30, 2016. The decrease is primarily due to a discrete adjustment of $6.3 million in the prior year relating to certain changes to Connecticut state tax law that were passed in May 2016.
Net income (loss)
Net income was $4.8 million for the six months ended June 30, 2017, which represented an $11.8 million, or 170.0%, increase from a net loss of ($6.9 million) for the six months ended June 30, 2016. The increase was primarily due to the income and expense variances discussed above.

Liquidity and Capital Resources
Historically, our sources of liquidity have been cash flows from operations, net borrowings, distributions received from our investments in beneficial interests in CLOs and distributions from our investments in equity method investments. As of June 30, 2017, our primary sources of cash from our operations included management and administration fees, primarily generated from our BDCs, which are collected quarterly and distributions of earnings from our investments in equity method investees. Due to the Oaktree and NewStar Financial transactions, our future sources of cash will likely change beginning with the quarter ending September 30, 2017. As of June 30, 2017, we do not have any additional borrowing capacity under our Credit Facility, and accordingly, net borrowings are no longer a source of liquidity. Following the closing of the Oaktree transaction, our primary sources of liquidity are expected to be proceeds from the transaction, dividends received from equity method investees, and proceeds from the sale of our investments in equity method investees. In this regard, the FSC and FSFR Boards of Directors announced in 2017 reduced distribution levels, which in turn, will reduce the amount of cash distributions received by us.
We expect that our primary liquidity needs will continue to be to (1) pay operating expenses, including cash compensation to our employees and expenses related to legal matters, (2) repay borrowings and related interest costs, and (3) pay income taxes and make required payments under the tax receivable agreement prior to its anticipated termination in connection with the closing of the Oaktree transaction. In addition, to the extent that cash flows are sufficient to fund distributions to our stockholders and to the extent we are permitted to make distributions under our Credit Facility, we may make distributions to our stockholders in accordance with our distribution policy. However, as of June 30, 2017, our Credit Facility generally restricts the payment of any dividends or distributions to the limited partners of Fifth Street Holdings, including FSAM, other than certain limited exceptions, including tax distributions.
Cash Flows
Six months ended June 30, 2017 compared to six months ended June 30, 2016
Net cash provided by (used in) operating activities was $11.3 million for the six months ended June 30, 2017, which represented a $17.4 million increase from $(6.1) million for the six months ended June 30, 2016. The increase was primarily due to the timing of the collection of management fees in the prior period and an increase in accounts payable and accrued expenses related to transaction costs in the current year.
Net cash provided by (used in) investing activities was $2.8 million for the six months ended June 30, 2017, which represented a $21.7 million increase from $(18.9) million for the six months ended June 30, 2016. The increase was primarily due to $20.9 million of net purchases of equity method investments in the prior period.
Net cash provided by (used in) financing activities was $(18.5) million for the six months ended June 30, 2017, which represented a $35.0 million decrease from $16.5 million for the six months ended June 30, 2016. The decrease was primarily due to $22.0 million of net borrowings under our Credit Facility in the prior year and $9.0 million of incremental distributions to Holdings limited partners in the current period.
Share Repurchase Program
On May 11, 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. Under the repurchase program, we are authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program was reauthorized by our Board of Directors on May 11, 2016 for the repurchase of up to $20.0 million of our Class A common stock and terminated on May 11, 2017. For the six months ended June 30, 2017 and 2016, there were no repurchases.
Credit Facility
On November 4, 2014, Fifth Street Holdings entered into a credit agreement for a revolving credit facility, or, as subsequently amended and restated, the Credit Facility, that was jointly led by Morgan Stanley Senior Funding, Inc. and Sumitomo Mitsui Banking Corporation. On February 29, 2016, Fifth Street Holdings entered into an amendment to the Credit Facility to reduce the aggregate revolver commitments of the lenders under the Original Credit Agreement from $176 million to $146 million and provide, among other things, that certain risk retention debt incurred by subsidiaries engaged solely in managing collateralized loan obligations shall be permitted debt and excluded from certain financial covenant calculations, including leverage and interest coverage ratios.
On May 11, 2017, Fifth Street Holdings entered into a supplement to an earlier amendment to the Credit Facility to, among other things, (i) provide that the assets under management of any CLO management subsidiary shall not be excluded from the calculation of assets under management until after June 30, 2017, (ii) reduce the aggregate revolver commitments of the lenders from $146 million to $100 million, (iii) restrict Fifth Street Holdings from making future requests for advances under the Credit Facility, (iv) generally restrict the payment of any dividends or distributions to the limited partners of Fifth

Street Holdings, including FSAM, other than certain limited exceptions, including tax distributions (v) require that 75% of the net proceeds (after applicable taxes, fees and expenses) of any non-ordinary course sale of any asset, including our CLO management business, be used to prepay amounts outstanding under the Credit Facility and (vi) require that Fifth Street Holdings and the other loan parties pledge their unencumbered assets to secure the obligations under the Credit Facility by June 30, 2017.
On May 15, 2017, Fifth Street Holdings entered into the Limited Guaranty and Contribution Agreement, or the Limited Guaranty, with Mr. Leonard Tannenbaum, a limited partner of Fifth Street Holdings, whereby, in the event of an acceleration of the Credit Facility, Mr. Tannenbaum agreed to backstop any shortfall in the funds and assets available to Fifth Street Holdings and the other guarantors to repay the outstanding obligations under the Credit Facility, in the form of an equity contribution or a loan to Fifth Street Holdings. In exchange, Fifth Street Holdings agreed to pay Mr. Tannenbaum reasonable consideration in amounts to be determined by the audit committee of our board of directors. The Limited Guaranty will terminate upon the earliest to occur of (i) August 15, 2018, (ii) the mutual agreement of the parties (subject to approval of the majority of our independent directors), (iii) repayment of the Credit Facility, (iv) any change of control of Fifth Street Holdings or FSAM and (v) any material amendment, waiver or other modification of the Credit Facility.
On June 30, 2017, Fifth Street Holdings entered into an amended and restated credit agreement, or the Amended Credit Facility, with the guarantors party thereto, the lenders party thereto, Sumitomo Mitsui Banking Corporation, as administrative agent, and Cortland Capital Market Services LLC, as collateral agent. As amended and restated, the Amended Credit Facility is a $100 million term loan facility that matures on August 1, 2019 or when amounts owing under the Amended Credit Facility otherwise become due and payable under the terms of the credit agreement. As amended and restated, the Amended Credit Facility provides for monthly amortization of amounts owing under the facility beginning on January 1, 2018 at a rate of 5.0% of the aggregate amount outstanding as of January 1, 2018, subject to certain reductions. The Limited Guaranty was terminated in connection with the execution of the Amended Credit Facility. We did not make any payments to Mr. Tannenbaum thereunder.
Until January 1, 2018, borrowings under the Credit Facility bear interest at a variable rate based on either LIBOR or a base rate plus an applicable margin, which is subject to change based on a total leverage ratio. As of June 30, 2017, borrowings under the Credit Facility accrued interest, at Fifth Street Holdings’ option, at an annual rate of either LIBOR plus 3.0% or a base rate plus 2.0%. After January 1, 2018, borrowings under the Credit Facility will bear interest, at Fifth Street Holdings’ option, at an annual rate of either LIBOR plus 5.0% or a base rate plus 4.0%. The Credit Facility is secured by substantially all of the assets of Fifth Street Holdings and certain subsidiaries of Fifth Street Holdings.
As of June 30, 2017 and December 31, 2016, we had $100.0 million and $102.0 million of outstanding borrowings under the Credit Facility, respectively.
Risk Retention Term Loan
On September 28, 2015, CLO Management, our wholly-owned, consolidated subsidiary, entered into a Risk Retention Term Loan with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger to provide financing for its purchase of up to $17.0 million of CLO II senior notes at a variable rate based on either LIBOR or a base rate plus an applicable margin. Borrowings under the Risk Retention Term Loan totaled $17.0 million, of which $13.0 million remained outstanding as of June 30, 2017, and accrued interest at a rate based on the interest rate on the financed notes. The weighted current cost basis of the Risk Retention Term Loan was 4.23% as of June 30, 2017, and the facility matures on September 29, 2027. The Risk Retention Term Loan contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. We were in compliance with all covenants under the Risk Retention Term Loan as of June 30, 2017.
In connection with the sale of CLO Management, the Risk Retention Term Loan was assumed by NewStar Financial, and accordingly, it was transferred to liabilities associated with assets held for sale in our financial statements as of June 30, 2017.

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
We expect to distribute as dividends to holders of our Class A common stock, such amounts as may be permissible under the terms of our Credit Facility, net of applicable corporate taxes and amounts payable under the TRA. We intend to fund our dividends from our portion of distributions made to us by Fifth Street Holdings which, in turn, will fund its distributions to us from distributions that it receives from its subsidiaries. Our ability to pay dividends is subject to our Board of Directors' discretion and may be limited by our holding company structure and applicable provisions of Delaware law.
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
The following table reflects the dividends per share that we have declared on our Class A common stock from January 1, 2015 through June 30, 2017:

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
Tax Receivable Agreement
Our purchase of Holdings LP Interests concurrent with our initial public offering, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of our Class A common stock pursuant to the Exchange Agreement resulted in, and is expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. As of June 30, 2017, we were party to the TRA with the TRA Recipients that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize (or, under certain circumstances, are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement.
In connection with the exchange of Holdings LP Interests on January 4, 2017, we recorded a deferred tax asset in the amount of $30,599,203 and an additional payable to the TRA Recipients of $26,009,323 with a corresponding increase in additional paid-in capital of $4,589,880. As of June 30, 2017, payments due to the TRA Recipients under the TRA totaled $62,091,926, after this adjustment. See Recent Developments for a discussion of a potential waiver of a portion of the TRA obligations upon consummation of the Oaktree transaction.
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
Contractual Obligations, Commitments and Contingencies
There were no significant changes in contractual obligations, commitments and contingencies other than those noted elsewhere in this Form 10-Q. As of June 30, 2017, we did not have any unfunded capital commitments.
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
Principles of Consolidation
The consolidated financial statements include the entities in which we, directly or indirectly, are determined to have a controlling financial interest under Accounting Standards Codification, or ASC, Topic 810 - Consolidations, or ASC 810, as amended by Accounting Standards Update, or ASU, No. 2015-02. Under the variable interest model, we determine whether, if by design, an entity has equity investors who lack substantive participating or kick-out rights. If equity investors do not have such rights, the entity is considered a variable interest entity, or VIE, and must be consolidated by its primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as: (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine: (a) whether an entity in which we hold a variable interest is a VIE and (b) whether our involvement, through holding interests directly or indirectly in the entity, would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment.
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

Base Management Fees
Base Management Fees earned from our funds are generally based on a fixed percentage of gross or net asset value based on the governing documents for each respective fund. For purposes of calculating management fees, such funds' investments are generally measured at fair value, and thus, management fee revenue is directly affected by significant estimates and assumptions used when determining the fair value of the underlying investments within the funds. These fair value measurements may vary depending on the valuation methodology that is used. See "— Fair Value Measurements" below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our funds.
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
Performance Fees
Performance fees are earned from the funds managed by us based on the performance of the respective funds. We have elected to adopt Method 2 of ASC Topic 605-20 Revenue Recognition for Revenue Based on a Formula. Under this method, we record revenue when we are entitled to performance-based fees, subject to certain hurdles or benchmarks. The performance fees for any period are based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund's income allocation provisions. The performance fees may be subject to reversal to the extent that the performance fees recorded exceed the amount due to the general partner or investment manager based on a fund's cumulative investment returns. Part II Fees are calculated and payable in arrears as of the end of each fiscal year of the BDCs and equal 20% of the BDCs' realized capital gains, if any, on a cumulative basis since inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Accordingly, the amount recognized as performance fees reflects our share of the fair value gains and losses of the associated funds, and thus, are dependent on subjective judgments in determining the funds' fair value measurements.
We may be required to return realized performance fees if such fund's investment values decline below certain levels. When the fair value of a fund's investments fall below certain return hurdles, previously recognized performance fees are reduced. In all cases, each fund is considered separately in that regard, and for a given fund, performance fees can never be negative over the life of a fund. Upon a hypothetical liquidation of a fund's investments at the then current fair values, previously recognized and distributed performance fees would be required to be returned, and a liability would be established for the potential giveback obligation. Part I Fees are not subject to such provisions.
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
Effective January 1, 2016, we elected to early adopt ASU 2016-09. The impact of our adoption was limited to the accounting for forfeitures of certain stock based awards, which is adopted on a modified retrospective basis. Upon adoption, we no longer estimate forfeitures. Rather, we have elected to account for forfeitures as they occur.
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
Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements for a description of recent accounting pronouncements, including those adopted during the three months ended June 30, 2017.
Recent Developments
Oaktree Asset Purchase Agreement
On July 13, 2017, FSM entered into the Asset Purchase Agreement by and among FSM, Oaktree, us (solely for the purposes set forth therein) and Fifth Street Holdings (solely for the purposes set forth therein).
At the closing of the transactions contemplated by the Asset Purchase Agreement, or the Closing, and upon the terms and subject to the conditions set forth therein, FSM will sell, convey, assign and transfer to Oaktree and Oaktree will purchase, acquire and accept from FSM all of FSM’s right, title and interest in specified business records with respect to FSM’s existing investment advisory agreements with each of FSC and FSFR for a purchase price of $320 million in cash. Oaktree will also acquire intellectual property used exclusively in these business records, and any goodwill associated with the investment advisory business conducted by FSM pursuant to these investment advisory agreements. The Asset Purchase Agreement also provides for the entry by Oaktree into new investment advisory agreements with each of FSC and FSFR. The shares of common stock of FSC and FSFR owned by Fifth Street Holdings and Mr. Leonard M. Tannenbaum are not included in the transaction.
The Asset Purchase Agreement contains various customary representations and warranties from each of FSM, Fifth Street Holdings, us and Oaktree. FSM has also agreed to various customary covenants, including conducting its business in the ordinary course and not engaging, or allowing its controlled affiliates to engage, in certain types of transactions during the period between the execution of the Asset Purchase Agreement and the Closing.
We and FSM have also agreed not to permit any of our respective controlled affiliates to enter into or otherwise obtain any tail or similar insurance policy that provides for joint coverage of us and our affiliates, on the one hand, and any of FSC, FSFR or their respective affiliates, on the other hand, other than any such policy that limits coverage solely to claims arising from acts or occurrences taking place prior to the Closing in connection with or relating to the business and securities of the BDCs or investment advisory, administrative or other services provided by us or our controlled affiliates to or on behalf of the BDCs, subject to certain limitations. FSM and Fifth Street Holdings have agreed to reimburse to the BDCs a portion of the premium cost of any such policy in excess of $4.5 million at FSC and $1.5 million at FSFR.
FSM and Oaktree have agreed to use commercially reasonable efforts to facilitate (i) the appointment of Oaktree as the new investment adviser of each of the BDCs and the approval by the respective boards of directors of the BDCs of such appointment and recommendation to stockholders of each BDC that they vote to approve such investment advisory agreements, (ii) the appointment or election of five director nominees, or the New Director Nominees, to the board of directors of each of the BDCs and (iii) the calling of a special meeting of stockholders of each BDC to vote on and approve the actions described in the aforementioned clauses (i) and (ii). Each of FSM and Oaktree has also agreed to use commercially reasonable efforts to facilitate the BDCs’ preparation and filing of proxy materials in connection with such special meeting of stockholders and to share the cost of the first $1.5 million aggregate of such expenses together with our proxy solicitation expenses and filing fees under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. FSM will reimburse all other proxy expenses of the BDCs. Except in certain circumstances described in the Asset Purchase Agreement, FSM has agreed not to withdraw, modify or qualify its recommendation to the board of directors of each of FSC and FSFR in a manner adverse to Oaktree or otherwise make public statements contrary to such recommendation.
From and after the Closing, FSM and Fifth Street Holdings have agreed to indemnify Oaktree, its affiliates and its and their respective representatives, or the Buyer Indemnified Parties, from liability or losses resulting from (i) buyer specified losses, (ii) the breach of any covenant of FSM, us or Fifth Street Holdings in connection with the Asset Purchase Agreement and (iii) any excluded liability under the Asset Purchase Agreement, subject to a cap of $32 million and with sole recourse to a $32 million purchase price escrow. Oaktree may seek indemnification for attorneys’ fees and consequential damages within this cap up to an amount of $22 million. The Buyer Indemnified Parties’ right to such indemnification survives through December 20, 2019, after which time remaining amounts in the escrow account will be released to FSM.
FSM and Fifth Street Holdings have also agreed to indemnify each of FSC and its subsidiaries and FSFR and its subsidiaries against (i) all costs and out-of-pocket expenses incurred by the BDCs and their subsidiaries in connection with existing examinations and investigations by the SEC and (ii) related fees, fines, monetary penalties, deductibles and disgorgements ordered by the SEC to be paid by the BDCs, net of any disgorgements paid by FSM to the BDCs and insurance recoveries received by the BDCs, or BDC Net Losses. The primary source of recourse of SEC investigation-related costs and expenses is a $10 million purchase price escrow. Any SEC investigation-related costs and expenses in excess of $10 million and any BDC Net Losses may also be satisfied against the $35 million of shares of FSC common stock and $10 million of shares of FSFR common stock owned by Fifth Street Holdings and pledged pursuant to certain pledge agreements to be entered into at Closing by Fifth Street Holdings to secure any such indemnification obligations of FSM and Fifth Street Holdings relating to BDC Net Losses and certain SEC investigation-related legal costs and expenses. Oaktree’s right to such indemnification survives through the date that is 45 days after all SEC investigations have been settled or it is confirmed by the SEC that the BDCs are not under investigation (subject to extension for any pending claims against directors and officers of the BDCs where such directors remain entitled to indemnification coverage from the BDCs), after which time remaining amounts in the escrow will be released to FSM and the stock pledges will terminate.
From and after the Closing, Oaktree will indemnify FSM, us, Fifth Street Holdings and our respective affiliates and representatives, or, collectively, the Seller Indemnified Parties, from liability or losses arising out of or resulting from (i) any losses in connection with the costs and expenses incurred by the Seller Indemnified Parties in defending against claims arising after the Closing that relate to the investment advisory business acquired by Oaktree and (ii) the breach of any representation, warranty and covenant of Oaktree that is to be performed prior to the Closing.
The Asset Purchase Agreement contains customary termination rights, including the right of either FSM or Oaktree to terminate the Asset Purchase Agreement if the Closing has not occurred on or prior to December 31, 2017 or if our stockholders have not approved the Asset Purchase Agreement prior to such date. Oaktree may also terminate the Asset Purchase Agreement following a change in our board of directors’ recommendation of the asset sale to Oaktree, a change in FSM’s recommendation to the stockholders of FSC and FSFR regarding approval of the proposed new investment advisory agreements with Oaktree and the election of the New Director Nominees to their respective boards of directors, or if FSM, we or Fifth Street Holdings, as applicable, materially breach our respective obligations to (i) file with the SEC a proxy statement for use in connection with the meeting of our stockholders and (ii) duly call, give notice of, convene and hold such meeting to vote on the approval of the Asset Purchase Agreement and the transactions contemplated thereby.
The Asset Purchase Agreement provides that FSM will reimburse Oaktree’s reasonable and documented transaction expenses up to a cap of $3.5 million if the Asset Purchase Agreement is terminated because either (x) we, Fifth Street Holdings or FSM have materially breached our representations, warranties or covenants in such a manner that the conditions to closing cannot be satisfied or (y) the Closing has not occurred on or prior to December 31, 2017 and, in either case, approval of our stockholders or the stockholders of FSC or FSFR had not been obtained. Further, if FSM had changed its recommendation to the stockholders of FSC and FSFR regarding approval of the proposed new investment advisory agreements with Oaktree and the election of the New Director Nominees to their respective boards of directors, then in lieu of such expense reimbursement, FSM will be required to pay Oaktree a termination fee of $9.2 million.
In addition, FSM must pay a $9.2 million termination fee to Oaktree if Oaktree terminates the Asset Purchase Agreement following a change in our board of director’s recommendation of the asset sale to Oaktree, a change in FSM’s recommendation to the stockholders of FSC and FSFR regarding approval of the proposed new investment advisory agreements with Oaktree and the election of the New Director Nominees to their respective boards of directors, or if FSM, we or Fifth Street Holdings, as applicable, materially breach certain obligations under the Asset Purchase Agreement. Finally, if the Asset Purchase Agreement is terminated because either (x) FSM has materially breached its representations, warranties or covenants in such a manner that the conditions to closing cannot be satisfied or (y) approval of our stockholders was not obtained on or prior to December 31, 2017 and, within 12 months of termination, we or our affiliates enter into a Competing Transaction (as defined in the Asset Purchase Agreement), which is subsequently consummated, then FSM must pay a $9.2 million termination fee to Oaktree (net of any prior expense reimbursement paid by FSM).
Consummation of the proposed transaction is subject to certain conditions, including the approval of the respective stockholders and boards of directors of us, FSC and FSFR. Further conditions include the absence of any law or order restraining the proposed transaction, the termination or expiration of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, at least 75% of the members of the BDCs’ respective boards of directors not being “interested persons” (within the meaning of Section 2(a)(19) of the Investment Company Act) of Oaktree or FSM, certain waivers and consents that have been obtained from lenders and joint venture partners to the BDCs remaining in full force and effect, no default occurring under specified debt facilities of the BDCs, the net asset value, or NAV, of each of FSC and FSFR not being less than 80% of the NAV for such BDC as of March 31, 2017, the election of the New Director Nominees to the board of directors of each of FSC and FSFR, no material adverse effect having occurred with respect to FSM’s business development company investment advisory business, the repayment in full of certain debentures by and between FSC and the U.S. Small Business Administration and obtaining a payoff letter with respect to the Amended Credit Facility (which will be paid off concurrently with the Closing).
On July 13, 2017, concurrently with the execution of the Asset Purchase Agreement, FSM entered into a letter agreement with Oaktree pursuant to which FSM agreed to reimburse up to $5 million of Oaktree’s transaction expenses incurred in connection with the negotiation, execution and delivery of the Asset Purchase Agreement and the performance by Oaktree of its obligations thereunder if, and at the time, the Closing occurs.
Concurrently with the execution of the Asset Purchase Agreement, we and Oaktree entered into a Noncompetition and Nonsolicitation Agreement, dated as of July 13, 2017, pursuant to which, for a period of three years following the date the Closing occurs, we agreed to specified restrictions on our ability to invest in debt or debt-like preferred equity where the investment opportunity being offered to all offerees exceeds $5 million (subject to certain exceptions). Such restrictions apply for 10 years with respect to investments in business development companies managed by Oaktree or any of its affiliates. We also agreed to restrictions on our ability to solicit for employment any full-time employees of Oaktree or advisors or consultants, who are engaged for a substantial portion of their time by Oaktree, for a period of 3 months after the date the Closing occurs.
In connection with the transactions contemplated by the Asset Purchase Agreement, on July 13, 2017, we, Fifth Street Holdings, the TRA recipients, the Tannenbaum Family 2012 Trust, the Bernard D. Berman 2012 Trust and FSC CT II, Inc., entered into a Waiver and Termination of Tax Receivable Agreement, or the TRA Waiver, pursuant to which the TRA recipients agreed (i) to irrevocably waive any and all rights to receive tax benefit payments payable at any time under the Tax Receivable Agreement, dated as of October 29, 2014, or the TRA, by and among us, Fifth Street Holdings, the TRA recipients, the Tannenbaum Family 2012 Trust, the Bernard D. Berman 2012 Trust and FSC CT II, Inc., including any tax benefit payments that would result from the consummation of the transactions contemplated by the Asset Purchase Agreement other than certain payments accrued for the fiscal year ended December 31, 2016 that have not been paid and (ii) to release us and Fifth Street Holdings from our respective obligations under the TRA. Pursuant to the TRA Waiver, we, the Principals and Fifth Street Holdings also agreed that, effective upon the Closing, the TRA will automatically terminate without any further action required by any party to the TRA Waiver, and all rights and obligations of the parties thereto shall be immediately extinguished.
NewStar Financial Purchase Agreement
On July 1, 2017, Fifth Street Holdings entered into a purchase agreement, or the CLO Purchase Agreement, with New Star Financial. At the closing of the transactions contemplated thereby on July 20, 2017, NewStar Financial acquired 100% of the limited liability company interests of CLO Management, a wholly-owned subsidiary of Fifth Street Holdings and the collateral manager for CLO I and CLO II, each a collateralized loan obligation in the Company’s senior loan fund strategy, for an aggregate purchase price of $29.0 million less borrowings outstanding at CLO Management, subject to post-closing adjustments for working capital and transactions expenses, which resulted in an aggregate net purchase price of $15.3 million.

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
An incremental 10% change in fair value of the funds' investments as of June 30, 2017 would have resulted in an increase of $0.9 million in base management fees for the six months ended June 30, 2017.
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
Changes in the fair values of funds' investments may materially impact performance fees depending on the respective funds' performance relative to applicable hurdles or benchmarks. Based on an incremental 10% change in fair value of the funds' investments as of June 30, 2017, there would be no material impact on performance fees for the six months ended June 30, 2017.
Effect on Other Income (Expense)
Other income (expense) includes unrealized gain (loss) from our beneficial interests in CLOs. Unrealized gain (loss) on beneficial interests in CLOs results from changes in fair value as well as the reversal of unrealized gain (loss) at the time the beneficial interests are realized. Assuming an incremental 10% change in fair value of our beneficial interests in CLOs as of June 30, 2017, we would record a $2.3 million increase to other income for the six months ended June 30, 2017.
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
Our Credit Facility bears interest at a variable rate, and as such, we may be exposed to increased interest expense with higher market interest rates. A 1% increase in LIBOR would have resulted in an increase of $0.3 million in our interest expense for the six months ended June 30, 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2017, as a result of the ongoing material weakness described below, the design and operation of our disclosure controls and procedures were not effective.
Material Weakness in Internal Control over Financial Reporting
Management previously identified a material weakness as of December 31, 2015, which remained as of June 30, 2017, that we did not maintain sufficient accounting resources with technical accounting knowledge, experience and training in the application of U.S. GAAP and for effective preparation and review of our financial statements. This material weakness did not result in a misstatement to the consolidated financial statements. However, this material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation of Material Weakness in Internal Control over Financial Reporting
With respect to the remediation of the material weakness related to maintaining sufficient accounting resources with technical accounting knowledge, we have added several senior experienced accounting and financial reporting personnel with higher levels of experience, engaged a nationally recognized public accounting firm to assist on technical accounting matters, outsourced certain accounting and operations activities and reallocated existing internal resources. Although we believe these measures have significantly improved our internal control processes specifically related to technical accounting knowledge, we still need to remediate the outstanding material weakness at our affiliated funds that operate in the same control environment before we can conclude that the material weakness is remediated.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
FSAM Class-Action Lawsuits
The Company was named as a defendant in two putative securities class-action lawsuits filed by purchasers of the Company’s shares. The suits are related to the securities class actions brought by shareholders of FSC and described above.
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

We have historically paid cash dividends to the holders of our Class A common stock on a quarterly basis. The Credit Facility, as amended and restated as of June 30, 2017, generally restricts the payment by Fifth Street Holdings of any dividends or distributions to the limited partners of Fifth Street Holdings, including FSAM, other than certain limited exceptions, including tax distributions.  As a holding company, we have no material net assets other than our ownership of partnership interests of Fifth Street Holdings and therefore have no independent means of generating revenue.  As a result, we are dependent on distributions from Fifth Street Holdings in order to make distributions to the holders of our Class A common stock.  We expect to be significantly limited in our ability to pay dividends unless and until our credit facility is refinanced, repaid or amended to permit for the payment of additional dividends to FSAM.  We cannot assure you that we will be able to refinance, repay or amend our Credit Facility on attractive terms on a timely basis, or at all.

Our activities to wind down FSOF may not be successful.

To enhance our liquidity position, we have begun the process of winding down FSOF and returning invested capital to investors.  We currently expect this wind-down to be completed during 2017, following which the investment management agreement with FSOF will be terminated.  We cannot assure you that any such sale or wind-down will be completed on a timely basis or attractive terms, or at all, or that such actions will improve our financial condition or results of operations.

Risks Related to the Oaktree Transaction
The announcement and pendency of the transactions contemplated by the Asset Purchase Agreement could adversely affect our business, financial condition and results of operations.

The announcement and pendency of the transactions contemplated by the Asset Purchase Agreement, dated as of July 13, 2017, by and among FSM, Oaktree, and, for certain limited purposes, us and Fifth Street Holdings (the “Asset Purchase Agreement”) could cause disruptions in and create uncertainty surrounding our business, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the transactions contemplated by the Asset Purchase Agreement are completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed transaction, and we may have difficulty in hiring new employees to replace any departed employees. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transactions contemplated by the Asset Purchase Agreement potentially to the detriment of ongoing management of our investment advisory business, which could have a significant negative impact on our future revenues and results of operations.

As provided in the Asset Purchase Agreement, we are also subject to restrictions on the conduct of our business prior to the closing of the transaction contemplated by the Asset Purchase Agreement (the “Closing”), generally requiring us to conduct our business only in the ordinary course ordinary course and not engaging, or allowing our controlled affiliates to engage, in certain types of transactions during the period between the execution of the Asset Purchase Agreement and the Closing. These restrictions could prevent us from pursuing otherwise attractive business opportunities and may otherwise have a significant negative impact on our future revenues and results of operations.

We cannot assure you the transactions contemplated by the Asset Purchase Agreement will close.
The Closing is conditioned on, among other things: (i) the approval of a new investment advisory agreement between FSC and Oaktree by the stockholders of FSC; (ii) the approval of a new investment advisory agreement between FSFR and Oaktree by the stockholders of FSFR; (iii) the election to the board of directors of FSC of five new directors by FSC’s stockholders; (iv) the election to the board of directors of FSFR of five new directors by FSFR’s stockholders; (v) the approval of the transactions contemplated by the Asset Purchase Agreement by our stockholders; and (vi) the receipt of any required regulatory and other approvals. We cannot assure you of the timing of any assignment of the current investment advisory agreements with the BDCs and whether and when the new investment advisory agreement with Oaktree will be effective. Any failure of the Closing to occur could have a material adverse effect on our business, financial condition and results of operations.

The Asset Purchase Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the Closing.
The Asset Purchase Agreement severely limits our ability to pursue alternatives to the transactions contemplated by the Asset Purchase Agreement. We have agreed not to discuss competing proposals with, or solicit competing proposals from, third parties, subject to certain limited exceptions. The Board of Directors has the ability to change its recommendation of the asset sale to Oaktree in respect of a bona fide unsolicited written competing proposal that constitutes a superior proposal or in respect of intervening events not known to the Board of Directors prior to the execution of the Asset Purchase Agreement. In each such case, the Board of Directors must determine that the failure to do so would be inconsistent with its fiduciary duties under applicable law and we must comply with certain requirements to provide notice to Oaktree of such determination and provide Oaktree with the opportunity to revise the terms of the Asset Purchase Agreement. These provisions may discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of FSM’s asset management business from considering or proposing that acquisition even if it were prepared to pay higher consideration than that proposed in the Asset Purchase Agreement.

If the Closing does not occur, we may consider other strategic alternatives which are subject to risks and uncertainties.
If the Closing does not occur, our board of directors may review and consider various alternatives available to us, including, among others, continuing as a standalone public company with no further material changes to our business, other than the sale of CLO Management to NewStar Financial, or seeking an alternate transaction. These strategic or other alternatives available to us may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the transactions contemplated by the Asset Purchase Agreement, and risks and uncertainties related to our ability to complete any such alternatives and other variables which may adversely affect our operations.

We may be obligated to pay Oaktree a termination fee pursuant to the terms of the Asset Purchase Agreement.
The Asset Purchase Agreement provides that FSM will be required to pay Oaktree a termination fee of $9.2 million if the Asset Purchase Agreement is terminated following the occurrence of certain events as specified in the Asset Purchase Agreement. Any payment of this termination fee may have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. The share repurchase program was reauthorized in May 2016. The total number of shares repurchased under the program was 217,641 for total consideration of $1.8 million. For the six months ended June 30, 2017, FSAM did not make any repurchases under this program.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.     Exhibits
The required exhibits are listed in the Exhibit Index and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Limited Guaranty and Contribution Agreement by and between Fifth Street Holdings L.P. and Leonard M. Tannenbaum, dated as of May 15, 2017	8-K	001-36701	10.1	May 17, 2017
10.2	Amended and Restated Credit Agreement dated as of June 30, 2017 among Fifth Street Holdings L.P., the guarantors party thereto, the lenders party thereto, Sumitomo Mitsui Banking Corporation, as administrative agent, and Cortland Capital Market Services LLC, as collateral agent.	8-K	001-36701	10.1	July 7, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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
Date: August 21, 2017