Form 10-Q
period 2017-09-30
Fifth Street Asset Management Inc.
filed 2017-11-14
CIK 1611988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The number of shares of the registrant's Class A common stock, par value $0.01 per share, outstanding as of November 14, 2017 was 20,332,868. The number of shares of the registrant's Class B common stock, par value $0.01 per share, outstanding as of November 14, 2017 was 30,715,668.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that reflect our current views with respect to, among other things, future events and financial performance. Words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects and liquidity. Our actual results may vary materially from those indicated in these forward-looking statements, including as a result of the factors described under "Risk Factors" in this Quarterly Report on Form 10-Q and in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC's website at www.sec.gov. Other factors that could cause actual results to differ materially include: risks associated with our proposed dissolution and liquidation, changes in the economy, financial markets and political environment; risks associated with possible disruption in the economy generally due to terrorism or natural disasters; the timing of release of amounts subject to escrow pursuant to the Asset Purchase Agreement, dated as of July 13, 2017 by and among Fifth Street Management LLC, Oaktree Capital Management, L.P., and, for certain limited purposes, Fifth Street Asset Management Inc. and Fifth Street Holdings L.P., and the carrying value of certain assets and liabilities after the closing of the transaction with Oaktree Capital Management, L.P.; future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities); our ability to pay dividends to our stockholders; and other considerations that may be disclosed from time to time in our publicly disseminated documents and filings. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. Although we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

•	"CLO Management" refers to Fifth Street CLO Management LLC, the collateral manager for CLO I and CLO II prior to its sale to NewStar Financial;

•	"Fifth Street BDCs" and "our BDCs" refer to FSC and FSFR together;

•	"Fifth Street Funds" and "our funds" refer to the Fifth Street BDCs and the other funds advised or managed by Fifth Street Management or CLO Management prior to its sale to NewStar;

•	"Fifth Street Holdings" refers to Fifth Street Holdings L.P.

•	"Fifth Street Management" or "FSM" refers to Fifth Street Management LLC and, unless the context otherwise requires, its subsidiaries;

•	"FSC" refers to the publicly-traded business development company managed by Fifth Street Management and named Fifth Street Finance Corp. as of September 30, 2017;

•	"FSFR" refers to the publicly-traded business development company managed by Fifth Street Management and named Fifth Street Senior Floating Rate Corp. as of September 30, 2017;

i

•	"FSOF" refers to Fifth Street Opportunities Fund, L.P., a private fund managed by Fifth Street Management prior to its wind down;

•	"Holdings Limited Partners" refers to active, limited partners in Fifth Street Holdings (other than the Company), which include, among other persons, the Principals;

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

•
"permanent capital" refers to capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consisted of FSC and FSFR as of September 30, 2017; such funds may be required to distribute all or a portion of capital gains and investment income or elect to distribute capital;

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

ii

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Fifth Street Asset Management Inc.
 Consolidated Statements of Financial Condition

	September 30, 2017	December 31, 2016
Assets	(unaudited)	(unaudited)
Cash and cash equivalents	$5,742,975	$6,727,085
Management fees receivable (includes Part I Fees of $815,491 and $4,837,944 as of September 30, 2017 and December 31, 2016, respectively)	8,986,275	15,346,566
Performance fees receivable	—	123,300
Insurance recovery receivable	—	9,250,000
Escrow receivable related to sale of CLO Management	2,600,000	—
Prepaid expenses (includes $418,300 and $620,794 related to income taxes as of September 30, 2017 and December 31, 2016, respectively)	1,586,792	2,073,393
Investments in equity method investees	59,697,562	66,176,884
Beneficial interests in CLOs at fair value: (cost December 31, 2016: $24,138,496)	—	23,155,062
Due from affiliates	2,459,308	3,405,921
Fixed assets, net	378,802	5,344,332
Deferred tax assets	57,113,514	42,415,143
Deferred financing costs	—	1,426,103
Other assets	3,072,622	3,355,072
Total assets	$141,637,850	$178,798,861
Liabilities and Equity (Deficit)
Liabilities
Accounts payable and accrued expenses	$14,477,440	$5,260,511
Accrued compensation and benefits	11,167,520	12,516,497
Reserve for expenses reimbursable to affiliates	3,732,920	—
Income taxes payable	33,693	223,694
Loans payable	2,000,000	14,972,565
Legal settlement payable	—	9,250,000
Credit facility payable (net of $598,400 of deferred financing costs at September 30, 2017)	91,551,600	102,000,000
Dividends payable	744,768	1,961,863
Due to affiliates	26,358	30,412
Deferred rent liability	1,927,941	2,079,354
Payable to related parties pursuant to tax receivable agreements	49,483,760	35,990,255
Total liabilities	175,146,000	184,285,151
Commitments and contingencies
Equity (deficit)
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 15,649,686 and 6,602,374 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	156,497	66,024
Class B common stock, $0.01 par value; 50,000,000 shares authorized; 34,285,484 and 42,856,854 shares issued and outstanding as September of 30, 2017 and December 31, 2016, respectively	342,855	428,569
Additional paid-in capital	6,499,818	6,354,291
Accumulated deficit	(11,161,721)	(1,726,061)
Total stockholders' equity (deficit), Fifth Street Asset Management Inc.	(4,162,551)	5,122,823
Non-controlling interests	(29,345,599)	(10,609,113)
Total deficit	(33,508,150)	(5,486,290)
Total liabilities and equity (deficit)	$141,637,850	$178,798,861

Management fees receivable, performance fees receivable and investments are with related parties. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Management fees	$—	$730,507	$922,187	$2,162,419
Performance fees	—	38,661	—	124,836
Other fees	7,336	55,092	7,336	170,241
Total revenues	7,336	824,260	929,523	2,457,496
Expenses
Compensation and benefits	4,897,425	1,159,255	8,666,014	5,257,631
General, administrative and other expenses	2,465,138	2,943,495	8,829,906	9,366,081
Depreciation and amortization	342,476	349,475	977,655	3,925,519
Total expenses	7,705,039	4,452,225	18,473,575	18,549,231
Other income (expense)
Interest income	95,867	386,626	725,340	1,082,368
Interest expense	(46,778)	(140,457)	(344,062)	(525,985)
Income (loss) from equity method investments	(6,656,075)	1,576,215	(2,016,009)	3,554,541
Unrealized loss on MMKT Notes	—	(2,582,405)	—	—
Realized gain on settlement of MMKT Notes	—	2,592,751	—	2,592,751
Unrealized gain on beneficial interests in CLOs	654,915	537,600	983,434	169,373
Gain on extinguishment of debt	—	—	—	2,000,000
Gain on sale of CLO Management	5,583,112	—	4,642,815	—
Adjustment of TRA liability	12,608,166	—	12,515,818	7,525,901
Loss on impairment of fixed assets	(4,252,700)	—	(4,252,700)	—
Other income (expense), net	—	(75,728)	—	(620,514)
Total other income (expense), net	7,986,507	2,294,602	12,254,636	15,778,435
Income (loss) from continuing operations before provision for income taxes	288,804	(1,333,363)	(5,289,416)	(313,300)
Provision for income taxes	16,423,914	672,108	15,851,288	6,481,489
Net loss from continuing operations	(16,135,110)	(2,005,471)	(21,140,704)	(6,794,789)
Net income (loss) from discontinued operations, net of tax	(11,578,691)	12,185,290	(1,727,678)	10,051,045
Net income (loss)	(27,713,801)	10,179,819	(22,868,382)	3,256,256
Net (income) loss attributable to non-controlling interests	17,585,079	(10,417,537)	13,432,722	(3,878,297)
Net loss attributable to Fifth Street Asset Management Inc.	$(10,128,722)	$(237,718)	$(9,435,660)	$(622,041)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.49)	$(0.47)	$(0.57)	$(0.01)
Income (loss) from discontinued operations	(0.16)	0.43	(0.04)	(0.10)
Net loss attributable to Fifth Street Asset Management Inc.	$(0.65)	$(0.04)	$(0.61)	$(0.11)

Weighted average shares of Class A common stock outstanding - basic and diluted	15,649,686	5,908,407	15,498,388	5,847,139
 All revenues are earned from affiliates of the Company. All gains (losses) from investments are from related parties. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statement of Changes in Equity (Deficit)
For the Nine Months Ended September 30, 2017 and 2016
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2015	5,822,672	$58,227	42,856,854	$428,569	$2,661,253	$(30,905)	$(180,064)	$(5,392,371)	$(2,455,291)
Cumulative effect of ASU 2016-09 adoption	—	—	—	—	145,127	(164,081)	—	(160,023)	(178,977)
Paid and accrued dividends - $0.30 per Class A common share	—	—	—	—	(1,824,330)	—	—	—	(1,824,330)
Paid and accrued dividends on restricted stock units	—	—	—	—	(35,131)	—	—	(264,359)	(299,490)
Issuance of shares in connection with vesting of RSUs	43,701	437	—	—	—	—	—	—	437
Issuance of shares to settle derivative liability	760,059	7,601	—	—	3,259,559	—	—	—	3,267,160
Retirement of Class A common stock	(24,058)	(241)	—	—	(179,823)	—	180,064	—	—
Deemed capital contribution	—	—	—	—	676,617	—	—	5,134,177	5,810,794
Distributions to members	—	—	—	—	—	—	—	(11,373,105)	(11,373,105)
Reallocation of equity for changes in ownership interest	—	—	—	—	(3,070,991)	—	—	3,070,991	—
Amortization of equity-based compensation	—	—	—	—	500,340	—	—	5,711,713	6,212,053
Net income (loss)	—	—	—	—	—	(622,041)	—	3,878,297	3,256,256
Balance, September 30, 2016	6,602,374	$66,024	42,856,854	$428,569	$2,132,621	$(817,027)	$—	$605,320	$2,415,507

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Deficit
	Shares	Amount	Shares	Amount

Balance, December 31, 2016	6,602,374	$66,024	42,856,854	$428,569	$6,354,291	$(1,726,061)	$(10,609,113)	$(5,486,290)
Dividends paid - $0.125 per Class A common share	—	—	—	—	(1,947,078)	—	—	(1,947,078)
Accrued dividends on restricted stock units	—	—	—	—	40,701	—	92,746	133,447
Issuance of shares in connection with previously vested RSUs	274,862	2,749	—	—	(2,749)	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with exchange of Holdings LP Interests	8,772,450	87,724	(8,571,370)	(85,714)	(2,010)	—	—	—
Distributions to Holdings Limited Partners	—	—	—	—	—	—	(12,940,843)	(12,940,843)
Reallocation of equity for changes in ownership interest	—	—	—	—	(3,645,212)	—	3,645,212	—
Amortization of equity-based compensation	—	—	—	—	1,111,995	—	3,899,121	5,011,116
Net tax benefit in connection with TRA	—	—	—	—	4,589,880	—	—	4,589,880
Net loss	—	—	—	—	—	(9,435,660)	(13,432,722)	(22,868,382)
Balance, September 30, 2017	15,649,686	$156,497	34,285,484	$342,855	$6,499,818	$(11,161,721)	$(29,345,599)	$(33,508,150)

 See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(21,140,704)	$(6,794,789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	765,335	3,713,200
Amortization of fractional interests in aircrafts	212,320	212,319
Realized gain on sale of CLO Management	(4,642,815)	—
Amortization of equity-based compensation	1,740,859	1,858,102
Write-off of MMKT capitalized software costs	—	624,512
Unrealized (gain) loss on beneficial interests in CLOs	(983,434)	(169,373)
Distributions of earnings from equity method investments	1,017,458	3,059,289
Interest income accreted on beneficial interest in CLOs	(725,321)	(1,082,342)
Loss on impairment of fixed assets	4,252,700	—
Interest expense on MMKT Notes	—	92,119
Deferred taxes	15,900,832	8,276,868
Deferred rent	(151,413)	(1,035,401)
Realized gain on MMKT Notes	—	(2,592,751)
Loss on lease abandonment	—	1,240,928
Gain on extinguishment of debt	—	(2,000,000)
Adjustment of TRA liability	(12,515,818)	(7,525,901)
(Income) loss from equity method investments	2,016,009	(3,554,541)
Changes in operating assets and liabilities:
Management fees receivable	536,506	(55,947)
Performance fees receivable	—	21,062
Escrow receivable related to sale of CLO Management	(2,600,000)	—
Prepaid expenses	486,601	(1,723,695)
Due from affiliates	408,119	(535,519)
Other assets	70,130	433,531
Accounts payable and accrued expenses	4,216,929	832,003
Accrued compensation and benefits	(1,348,977)	(2,301,078)
Income taxes payable	(190,001)	(28,559)
Due to affiliates	—	4,314
Net cash provided by (used in) continuing operating activities	(12,674,685)	(9,031,649)
Net cash provided by discontinued operating activities	17,834,248	14,043,368
Net cash provided by operating activities	5,159,563	5,011,719
Cash flows from investing activities
Purchases of fixed assets	(52,505)	(15,048)
Purchases of equity method investments	—	(37,548,532)
Redemptions of equity method investments - FSOF	666,563	6,000,000
Distributions from equity method investments - FSC and FSFR common stock	2,902,592	842,801
Distributions received from beneficial interest in CLOs	—	1,428,590
Proceeds from sale of CLO Management	16,534,067	—
Net cash provided by (used in) investing activities	20,050,717	(29,292,189)
Cash flows from financing activities
Proceeds from borrowings under credit facility	—	30,000,000
Repayments under credit facility	(9,850,000)	(3,000,000)
Deferred financing costs paid	(372,821)	—
Repayments of notes payable	—	(2,237,443)
Distributions to Holdings limited partners	(12,940,843)	(11,373,105)
Dividends to Class A shareholders	(3,030,726)	(2,156,353)
Net cash provided by (used in) financing activities	(26,194,390)	11,233,099

Fifth Street Asset Management Inc.
Consolidated Statements of Cash Flows
(unaudited)

Net decrease in cash	(984,110)	(13,047,371)
Cash, beginning of period	6,727,085	17,185,204
Cash, end of period	$5,742,975	$4,137,833

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,789,461	$2,857,564
Cash paid during the period for income taxes	$190,001	$251,236
Non-cash investing activities:
Non-cash contribution to FSOF	$123,300	$78,720
Non-cash distribution from FSOF	$123,300	$78,720
Non-cash financing activities:
Accrued dividends	$744,768	$1,126,478
Deemed capital contribution	$—	$5,810,794
Issuance of shares to settle derivative liability	$—	$3,267,160
Assumed liabilities in connection with sale of CLO Management	$12,972,565	$—
Increase in deferred tax assets as a result of exchange of Holdings LP Interests	$30,599,203	$—
Increase in amounts payable to related parties pursuant to tax receivable agreement	$26,009,323	$—

 All revenues are earned from affiliates of the Company. All gains (losses) from investments are from related parties. See notes to consolidated financial statements.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Organization
Prior to the closing of the asset sale to Oaktree Capital Management, L.P. (“Oaktree”) on October 17, 2017, Fifth Street Asset Management Inc. ("FSAM"), together with its consolidated subsidiaries (collectively, the "Company"), was an alternative asset management firm headquartered in Greenwich, CT that provided asset management services to its investment funds (referred to as the "Fifth Street Funds" or the "funds"), which, as of September 30, 2017, consisted of Fifth Street Finance Corp. (formed on January 2, 2008, "FSC") and Fifth Street Senior Floating Rate Corp. (formed on May 22, 2013, "FSFR"), both publicly-traded business development companies regulated under the Investment Company Act of 1940, as amended (together, the "BDCs"). As of September 30, 2017, the Company conducted all of its operations through Fifth Street Management LLC ("FSM") and its consolidated subsidiaries.
As of September 30, 2017, the Company's had three primary sources of revenues: management fees, performance fees and other fees. These revenues were derived from the Company's agreements with the funds it managed as of September 30, 2017, primarily the BDCs. For the three and nine months ended September 30, 2017 and 2016 presented in the Consolidated Statements of Operations, revenues from continuing operations consisted of management fees and other fees earned from CLO I, CLO II and FSOF, which were driven by the amount of the average principal balance of investments during the period, with respect to the CLOs, or net asset value, with respect to FSOF. As of September 30, 2017, the Company conducted substantially all of its operations through one reportable segment that provided asset management services to the Fifth Street Funds. The Company generated all of its revenues in the United States.
On July 13, 2017 we sold 100% of the limited liability company interests of CLO Management, a wholly-owned subsidiary of Fifth Street Holdings and the collateral manager for funds within our senior loan strategy, for an aggregate purchase price of $29.0 million less borrowings outstanding at CLO Management, subject to post-closing adjustments for working capital and transaction expenses, which resulted in an aggregate net purchase price of $15.3 million.
In September 2017, the Company completed the wind down of Fifth Street Opportunities Fund, L.P., a private fund managed by Fifth Street Management (“FSOF”, formerly Fifth Street Credit Opportunities Fund, L.P.), and returned invested capital to investors.  In connection with the wind down, the investment management agreement with FSOF was terminated.
As of September 30, 2017, the Company determined the closing of the asset sale to Oaktree was probable to occur. As the asset sale is a strategic shift and will have a major effect on the Company's operations and financial results, all activities related to the management and administration of the BDCs (the "BDC Investment Advisory Business") are reflected as discontinued operations for all periods presented. As a result, the Company evaluated the carrying value of certain assets and liabilities, including but not limited to, prepaid expenses, fixed assets, deferred tax assets, accounts payable and accrued expenses, deferred rent liability and payables to related parties, which include the carrying value of the TRA liability and lease termination payments in connection with vacating the lease of our corporate headquarters. As a result of the Company's plan of liquidation approved by its Board of Directors on October 23, 2017, the Company expects future periods will be presented under the liquidation basis of accounting, and accordingly, there may be additional adjustments to the carrying value of assets and liabilities to reflect net realizable value.
The Oaktree transaction closed on October 17, 2017. See Note 2 - Discontinued Operations and Note 15 - Subsequent Events.
Oaktree Transaction
As previously disclosed, on July 13, 2017, FSM, Oaktree Capital Management, L.P. (“Oaktree”), FSAM (solely for the purposes set forth therein) and Fifth Street Holdings (solely for the purposes set forth therein) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”).
On September 7, 2017, in connection with the transactions contemplated by the Asset Purchase Agreement, the stockholders of each of FSC and FSFR approved the entry of FSC and FSFR, as applicable, into new investment agreements with Oaktree. On October 17, 2017 (the “Closing”), Oaktree entered into new investment advisory agreements with each of FSC and FSFR and FSM’s investment advisory agreements with each of FSC and FSFR were terminated.
At the Closing and upon the terms and subject to the conditions set forth in the Asset Purchase Agreement, FSM sold, conveyed, assigned and transferred to Oaktree and Oaktree purchased, acquired and accepted from FSM all of FSM’s right, title and interest in specified business records with respect to FSM’s existing investment advisory agreements with each of FSC and FSFR for a purchase price of $320 million in cash. Oaktree acquired intellectual property used exclusively in these business records, and any goodwill associated with the investment advisory business conducted by FSM pursuant to these investment advisory agreements. At the Closing and in accordance with the Asset Purchase Agreement, the outstanding balance of the Company's credit facility in the amount of $92,150,000 was paid off.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Each of FSM and Oaktree shared expenses associated with the BDCs’ preparation and filing of proxy materials in connection with the special meetings of their stockholders together with FSAM’s proxy solicitation expenses and filing fees under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. FSM paid $321,043 of costs relating to the preparation and filing of proxy materials prior to Closing.
On July 13, 2017, concurrently with the execution of the Asset Purchase Agreement, FSM entered into a letter agreement with Oaktree pursuant to which FSM agreed to reimburse up to $5 million of Oaktree’s transaction expenses incurred in connection with the negotiation, execution and delivery of the Asset Purchase Agreement and the performance by Oaktree of its obligations thereunder at the Closing. At the Closing, FSM reimbursed Oaktree the full amount pursuant to this letter agreement, which amount was accrued as of September 30, 2017 and included in discontinued operations.
Concurrently with the execution of the Asset Purchase Agreement, FSAM and Oaktree entered into a Noncompetition and Nonsolicitation Agreement, dated as of July 13, 2017, pursuant to which, through October 17, 2020, FSAM agreed to specified restrictions on its ability to invest in debt or debt-like preferred equity where the investment opportunity being offered to all offerees exceeds $5 million (subject to certain exceptions). Such restrictions apply through October 17, 2027 with respect to investments in business development companies managed by Oaktree or any of its affiliates. FSAM also agreed to restrictions on its ability to solicit for employment any full-time employees of Oaktree or advisors or consultants, who are engaged for a substantial portion of their time by Oaktree, through October 17, 2020.
The Company recorded $7,743,199 and $15,085,039 in expenses during the three and nine months ended September 30, 2017 relating to the Oaktree transaction, all of which are included in discontinued operations.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
On January 4, 2017, pursuant to the terms of the Exchange Agreement, a director of the Company and certain other Holdings Limited Partners exchanged an aggregate of 8,772,450 Holdings LP Interests of Fifth Street Holdings for shares of the Company’s Class A common stock on a one-for-one basis and, in the case of the Principals, submitted to the Company 8,571,370 shares of the Company’s Class B common stock for cancellation. The acquisition of additional Holdings LP Interests are treated as reorganizations of entities under common control as required by the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 805. See Note 15 - Subsequent Events for a description of certain subsequent exchanges.
As of September 30, 2017 and December 31, 2016, FSAM held approximately 30.8% and 13.0% of Fifth Street Holdings, respectively. FSAM’s percentage ownership in Fifth Street Holdings will continue to change as Holdings LP Interests are exchanged for Class A common stock of FSAM or when FSAM otherwise issues or repurchases FSAM common stock.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

FSAM's purchase of Holdings LP Interests concurrent with its IPO and the subsequent and future exchanges by holders of Holdings LP Interests for shares of FSAM's Class A common stock pursuant to the Exchange Agreement are expected to result in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to FSAM. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that FSAM would otherwise be required to pay in the future. As of September 30, 2017, FSAM was party to a tax receivable agreement ("TRA") with certain limited partners of Fifth Street Holdings (the "TRA Recipients") that requires FSAM to pay the TRA Recipients 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that FSAM actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement.
In connection with the transactions contemplated by the Asset Purchase Agreement, on July 13, 2017, FSAM, Fifth Street Holdings, the TRA Recipients, the Tannenbaum Trust, the Bernard D. Berman 2012 Trust and FSC CT II, Inc. entered into a Waiver and Termination of Tax Receivable Agreement (“TRA Waiver”) pursuant to which the TRA Recipients agreed (i) to irrevocably waive any and all rights to receive tax benefit payments payable at any time under the TRA, including any tax benefit payments that would result from the consummation of the transactions contemplated by the Asset Purchase Agreement other than certain payments accrued for the fiscal year ended December 31, 2016 that have not been paid and (ii) to release FSAM and Fifth Street Holdings from their respective obligations under the TRA. Effective as of October 17, 2017, the TRA automatically terminated without any further action required by any party to the TRA Waiver, and all rights and obligations of the parties thereto were immediately extinguished.
RiverNorth Settlement
On February 18, 2016, the Company entered into a purchase and settlement agreement ("PSA") with RiverNorth Capital Management, LLC ("RiverNorth") pursuant to which RiverNorth would withdraw its competing FSC proxy solicitation. In connection with the execution and delivery of the PSA, on March 24, 2016, the Company purchased 4,078,304 shares of common stock of FSC for $25.0 million of cash at a purchase price of $6.13 per share, net of certain dividends payable to the Company pursuant to the PSA, resulting in a loss of $4,608,480, which represents the premium paid by the Company in excess of the FSC closing share price on the date of the transaction. Pursuant to a letter agreement with the Company, Leonard M. Tannenbaum purchased 5,142,296 shares of common stock of FSC from RiverNorth at a net purchase price of $6.13 per share, resulting in a loss of $5,810,794 which represents the premium paid by Mr. Tannenbaum in excess of the FSC closing share price on the date of the transaction. Such amount was recorded as a loss in the Consolidated Statement of Operations and as a deemed contribution/distribution in the Consolidated Statement of Changes in Stockholder's Equity (Deficit) since Mr. Tannenbaum holds a controlling interest in FSAM and the Company directly benefited from this payment. The total premium paid by the Company and Mr. Tannenbaum in the amount of $10,419,274 was recorded as a loss during the three months ended March 31, 2016 and is included in discontinued operations.
In addition, the Company issued RiverNorth a warrant to purchase 3,086,420 shares of FSAM's Class A common stock that, upon exercise, the Company was obligated to pay RiverNorth an amount equal to the lesser of: (i) $5 million and (ii) the spread value of the warrant based on a $3.24 strike price. The warrant was exercised by RiverNorth on June 23, 2016. Refer to Note 4 for further information.
The Company also entered into a swap agreement with RiverNorth whereas on each settlement date, if the settlement date share price of FSC common stock was less than $6.25, the Company was obligated to pay RiverNorth an amount equal to the excess of $6.25 over the settlement date share price multiplied by the 3,878,542 notional shares of common stock underlying the swap. Alternatively, if the settlement date share price of FSC common stock was greater than $6.25, RiverNorth was obligated to pay the Company for the excess of the settlement date share price over $6.25 in cash. The Company was also entitled to a portion of dividends on FSC shares underlying the total return swap which were earned by RiverNorth prior to the settlement date. On September 7, 2016, the Company settled the swap agreement with RiverNorth. Refer to Note 4 for further information.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Sale of CLO Management
On July 1, 2017, Fifth Street Holdings entered into a purchase agreement (the “CLO Purchase Agreement”) with NewStar Financial Inc. ("NewStar Financial"). At the closing of the transactions contemplated thereby, on July 20, 2017, NewStar Financial acquired 100% of the limited liability company interests of Fifth Street CLO Management LLC ("CLO Management"), a wholly-owned subsidiary of Fifth Street Holdings L.P. (Fifth Street Holdings) and the collateral manager for CLO I and CLO II, each a collateralized loan obligation in the Company’s senior loan fund strategy, for an aggregate purchase price of $29.0 million less borrowings outstanding at CLO Management of $13.0 million, subject to post-closing adjustments for working capital and transactions expenses, which resulted in an aggregate net purchase price of $15.3 million. The Company recorded a gain on the sale of CLO Management in the amount of $4.6 million.

Note 2. Discontinued Operations
The following condensed financial information reflects the BDC Investment Advisory business for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Management fees (includes Part I Fees of $815,491 and $8,895,485; $7,867,963 and $21,890,239 for the three and nine months ended September 30, 2017 and 2016, respectively)	$8,986,275	$18,939,913	$35,701,216	$55,886,969
Other fees	1,850,622	2,693,023	5,737,910	6,311,972
Total revenues	10,836,897	21,632,936	41,439,126	62,198,941
Expenses
Compensation and benefits	8,294,404	8,377,401	16,657,939	21,925,650
General, administrative and other expenses	9,853,160	4,481,432	22,110,535	15,440,461
Total expenses	18,147,564	12,858,833	38,768,474	37,366,111
Other income (expense)
Interest expense	(1,963,561)	(1,009,092)	(4,947,890)	(2,819,011)
Reserve for expenses reimbursable to affiliates	(3,732,920)	—	(3,732,920)	—
Loss on legal settlement	—	—	—	(9,250,000)
Insurance recoveries	—	50,905	4,332,024	12,297,636
Loss on investor settlement	—	—	—	(10,419,274)
Unrealized gain on derivatives	—	8,383,213	—	—
Realized loss on derivatives	—	(3,078,357)	—	(2,612,932)
Total other income (expense), net	(5,696,481)	4,346,669	(4,348,786)	(12,803,581)
Income (loss) before provision (benefit) for income taxes	(13,007,148)	13,120,772	(1,678,134)	12,029,249
Provision (benefit) for income taxes	(1,428,457)	935,482	49,544	1,978,204
Income (loss) from discontinued operations, net of tax	$(11,578,691)	$12,185,290	$(1,727,678)	$10,051,045

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
Unconsolidated Variable Interest Entities
Prior to the sale of CLO Management and the wind down of FSOF, the Company's interests in these VIEs were not consolidated because the Company was not deemed the primary beneficiary. The Company's interest in such entities generally is in the form of direct interests and fixed fee arrangements. As of September 30, 2017, there are no unconsolidated variable interest entities.
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
Prior to the sale of CLO Management, the Company determined that it did not have an obligation to absorb expected losses that could be significant to the CLOs. Therefore, the Company was not considered to be the primary beneficiary of the CLOs and, accordingly, did not consolidate their financial results.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions affecting amounts reported in the consolidated financial statements and accompanying notes. As of September 30, 2017, the most significant of these estimates are related to: (i) the valuation of equity-based compensation, (ii) the estimate of future taxable income, which impacts the carrying amount of the Company’s deferred income tax assets, (iii) the determination of net tax benefits in connection with the Company's tax receivable agreements, (iv) the valuation of the Company's investments, (v) the measurement of asset and liabilities associated with exit and disposal activities related to the abandonment of office space, (vi) the calculation of interest income accreted on beneficial interests in CLOs, (vii) the accretion of the residual excess of the Company's share of FSC and FSFR's net assets over its cost basis and (viii) the measurement of impairment of fixed assets. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions.
For the nine months ended September 30, 2017 and 2016, substantially all revenues and receivables were earned or derived from advisory or administrative services provided to the BDCs and other affiliated entities. See Note 2.
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
(Unaudited)

Equity Method Investments
Investments over which the Company exercises significant influence, but which do not meet the requirements for consolidation, are accounted for using the equity method of accounting, whereby the Company records its share of the underlying income or losses of equity method investees. The Company did not elect the fair value option on its equity method investments.
Investments in equity method investees consists of the Company's general partner interests in FSOF (prior to wind down) and investments in FSC and FSFR common stock. The Company exercises significant influence with respect to FSOF and the BDCs as a result of its management contracts with them, and specifically with respect to the BDCs, its inclusion of its employees on the board of directors.
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
The Company earned interest income of $95,865 and $725,321, respectively, from beneficial interests in CLOs, for the three and nine months ended September 30, 2017 and $386,617 and $1,082,342, respectively, for the three and nine months ended September 30, 2016.
Fair Value Option
Prior to the sale of CLO Management, the Company had elected the fair value option, upon initial recognition, for all beneficial interests in CLOs. There were $654,915 and $983,434 of unrealized gains, respectively, recorded on beneficial interests in CLOs for the three and nine months ended September 30, 2017. There were $537,600 and 169,373 of unrealized gains, respectively, recorded on beneficial interests in CLOs for the three and nine months ended September 30, 2016.
The fair value option permits the irrevocable election of fair value on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement with its peers in the asset management industry. Changes in the fair value of these assets and liabilities and related interest income/expense are recorded within "Other income (expense)" in the Consolidated Statements of Operations. Refer to Note 5 for a description of valuation methodologies for the beneficial interests in CLOs.
Derivative Instruments
Derivative instruments include warrant and swap contracts issued in connection with the RiverNorth settlement. The derivative instruments are not designated as hedging instruments and are carried at fair value. Changes in fair value are recorded within "Unrealized gain (loss) on derivatives" and upon settlement of a derivative instrument, the Company records a "Realized gain (loss) on derivatives" in the Consolidated Statements of Operations, both of which are included within discontinued operations.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Deferred Financing Costs
Deferred financing costs, which consist of fees and expenses paid in connection with the closing of Fifth Street Holdings' credit facility, are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the credit facility and are included in interest expense on the Consolidated Statements of Operations. In connection with an amendment to the Company's credit facility on June 30, 2017 (See Note 9), the Company wrote off $208,000 of deferred financing costs and reclassified the remaining balance to credit facility payable on the Consolidated Statement of Financial Condition. During the three months ended September 30, 2017, the Company reduced the amortization period for deferred financing costs from the contractual maturity date to the closing date of the Oaktree transaction, as the Asset Purchase Agreement required the repayment of the Company's credit facility. This resulted in $948,859 of total amortization of deferred financing costs during the three months ended September 30, 2017, which is included in discontinued operations.
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
Revenue Recognition
As of September 30, 2017, the Company had three principal sources of revenues: management fees, performance fees and other fees. These revenues were derived from the Company's agreements with the funds it manages, primarily the BDCs. The investment advisory agreements on which revenues are based were generally renewable on an annual basis by the general partner or the board of directors of the respective funds.
Management Fees
Management fees were generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value, net investment income, total assets or principal amount of the investment portfolios managed by the Company. All management fees are earned from affiliated funds of the Company. The contractual terms of management fees varied by fund structure and investment strategy and range from 0.40% to 1.75% for base management fees, which are asset or capital-based.
Management fees from affiliates also included quarterly incentive fees on the net investment income from the BDCs ("Part I Fees"). Part I Fees were generally equal to 20.0% of the BDCs' net investment income (before Part I Fees and performance fees payable based on capital gains), subject to fixed "hurdle rates" or preferred returns, as defined in the applicable investment advisory agreement. No fees were recognized until the BDCs' net investment income exceeds the applicable hurdle rate, with a "catch-up" provision that serves to ensure the Company receives 20.0% of the BDCs' net investment income from the first dollar earned. Such fees were classified as management fees as they are paid quarterly, predictable and recurring in nature, not subject to repayment (or clawback) and cash settled each quarter. Management fees from affiliates were recognized as revenue in the period investment advisory services are rendered, subject to the Company's assessment of collectability. On March 20, 2017, Fifth Street Management entered into a new investment advisory agreement with FSC, which, effective as of January 1, 2017, (i) decreased the quarterly preferred return to 1.75% on the income portion of the incentive fee and (ii) implemented a total return requirement that may decrease the incentive fee payable to Fifth Street Management by 25% per quarter to the extent that FSC’s cumulative incentive fees over a lookback period of up to 12 quarters exceed 20.0% of FSC's cumulative net increase in net assets resulting from operations.
Performance Fees
Performance fees were earned from the funds managed by the Company based on the performance of the respective funds. The contractual terms of performance fees varied by fund structure and investment strategy and were generally 15.0% to 20.0% of investment performance.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Performance fees related to the BDCs ("Part II Fees") were calculated and payable in arrears as of the end of each fiscal year of the BDCs and equal 20.0% of the BDCs' realized capital gains, if any, on a cumulative basis since inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Part II fees.
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
Retention Bonus Agreements
The Company has entered into retention bonus agreements in the amount of $2,652,000 with certain key employees. Included in compensation expense for the three and nine months ended September 30, 2017 is $131,760 ($55,287 of which is included in discontinued operations) and $930,640 ($674,942 of which is included in discontinued operations) of amortization related to these agreements, respectively and $479,564 ($448,406 of which is included in discontinued operations) and $862,753 ($798,807 of which is included in discontinued operations), respectively, for the three and nine months ended September 30, 2016. There were no retention bonuses forfeited during the nine months ended September 30, 2017.
Severance Agreements
The Company has entered into various severance and change in control agreements with certain key employees, which provide for the payment of severance and other benefits to each participant in the event of a termination without cause or for good reason, and in certain cases, the payment of a cash bonus upon the occurrence of a change in control event. The amounts of such payments and benefits vary by employee. The Company records expenses related to such severance and change in control agreements by employee if, and when, a termination or change in control event occurs. Included in compensation expense for the three and nine months ended September 30, 2017 is $5,022,569 ($4,751,890 of which is included in discontinued operations) and $6,474,976 ($6,204,297 of which is included in discontinued operations), respectively, related to these severance arrangements. Included in compensation expense for the three and nine months ended September 30, 2016 is $1,247,644 (all of which is included in discontinued operations) and $1,949,198 ($1,615,677 of which is included in discontinued operations), respectively, related to these severance arrangements.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended September 30, 2017. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This guidance addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. The Company did not early adopt the new guidance during the three months ended September 30, 2017. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The guidance is to be adopted retrospectively. The Company did not early adopt the new guidance during the three months ended September 30, 2017. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.
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
Note 4. Derivative Instruments
The Company did not have any derivative instruments outstanding during the nine months ended September 30, 2017.
The table below summarizes the impact to the Consolidated Statements of Income from the Company's derivative instruments (which are included in discontinued operations) for the three and nine months ended September 30, 2016:

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Unrealized gain (loss) on derivatives
Swap	$5,313,603	$—
Warrant	3,069,610	—
Total unrealized gain on derivatives	$8,383,213	$—

Realized gain (loss) on derivatives
Swap (1)	$188,803	$654,228
Warrant	(3,267,160)	(3,267,160)
Total realized loss on derivatives	$(3,078,357)	$(2,612,932)
(1) Amounts represent the Company's portion of dividends received underlying the FSC total return swap, net of $160,266 payment by the Company to settle the swap agreement during the three months ended September 30, 2016.
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
On June 23, 2016, RiverNorth exercised its warrant to purchase 3,086,420 shares of Class A common stock at a price of approximately $4.30 per share. At the exercise date, the cash settlement value of the warrant was $3,267,160. However, the Company elected to settle the warrants in Class A common stock, which was approved by the Company's Board of Directors on September 15, 2016. On September 22, 2016, the Company issued 760,059 shares of Class A common stock to RiverNorth to settle the warrant in reliance on exemptions from the registration requirements of the Securities Act. The Company reclassified the warrant liability to stockholder's equity and realized a cumulative loss of $3,267,160, as a result of the settlement of the warrant, all of which is included in discontinued operations.
On September 7, 2016, the Company settled the swap agreement with RiverNorth. The Company realized a cumulative gain of $654,228 as a result of the settlement of the swap agreement, all of which is included in discontinued operations.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 5. Investments and Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity. In periods prior to the sale of CLO Management, the Company engaged an independent third party valuation firm to assist in the fair value measurement for its beneficial interest in CLOs.
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

In periods prior to the sale of CLO Management, when determining the fair value of beneficial interests in CLOs, the Company utilized a discounted cash flow model that takes into consideration prepayment and loss assumptions, based on projected performance, economic factors, the characteristics and condition of the underlying collateral, comparable yields for similar securities and recent trading activity.
There were no financial instruments carried at fair value as of September 30, 2017. The following tables present the financial instruments carried at fair value as of December 31, 2016, by caption on the Company's Consolidated Statement of Financial Condition for each of the levels of hierarchy established by ASC 820:

Assets	Level 1	Level 2	Level 3	Total
Beneficial interests in CLOs	$—	$—	$23,155,062	$23,155,062
	$—	$—	$23,155,062	$23,155,062
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three and nine months ended September 30, 2017:

Beneficial interests in CLOs
Fair value at June 30, 2017	$23,246,607
Disposition of investments in connection with sale of CLO Management	(23,246,607)
Distributions	(138,061)
Interest accreted	95,865
Unrealized gains	654,915
Realized losses (1)	(612,719)
Transfers out of Level 3	—
Fair value at September 30, 2017	$—

Beneficial interests in CLOs
Fair value at December 31, 2016	$23,155,062
Disposition of investments in connection with sale of CLO Management	(23,246,607)
Distributions	(1,004,491)
Interest accreted	725,321
Unrealized gains	983,434
Realized losses (1)	(612,719)
Transfers out of Level 3	—
Fair value at September 30, 2017	$—
(1) This amount is recorded within "gain on sale of CLO Management" in the Consolidated Statement of Operations.
The following table provides a roll-forward in the changes in fair value for all financial instruments for which the Company determines fair value using unobservable (Level 3) factors for the three and nine months ended September 30, 2016:

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
All unrealized gains for the three and nine months ended September 30, 2016 relate to financial instruments still held at September 30, 2016 with the exception of MMKT Notes.

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
Investments in Equity Method Investees
The following table provides information about the Company's equity method investments as of September 30, 2017 and December 31, 2016:

	Equity Held as of
Equity method investments	September 30, 2017	% of Ownership	December 31, 2016	% of Ownership
FSC common stock (1)	$36,809,794	6.0%	$41,908,970	6.0%
FSFR common stock (1)	22,887,768	9.1%	23,718,716	9.1%
FSOF equity interest	—	—%	549,198	0.9%
Total	$59,697,562		$66,176,884
___________
(1) The total fair value of the Company’s investments in FSC and FSFR was $69,507,541 and $68,426,612 based on quoted market prices as of September 30, 2017 and December 31, 2016, respectively.
Based on the market prices at the time the investments in FSC and FSFR were purchased, there was a residual excess of the Company's share of FSC's and FSFR's net assets over the Company's cost basis. The Company allocated the residual excess to the investments held by FSC and FSFR and is recognizing the residual excess of approximately $31.7 million over the average life of investments held in FSC and FSFR, which ranges between two and four years. For the three and nine months ended September 30, 2017 and 2016, the Company recognized $2,133,755 and $6,165,297; and $1,510,224 and $3,637,333, respectively, related to this residual excess which is recognized within "Income from equity method investments" in the Consolidated Statements of Operations.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Company's investments in FSC and FSFR common stock met the significance criteria as defined by the SEC for the three and nine months ended September 30, 2017. In calculating the income recognized under the equity method for its investment in FSC and FSFR, the Company used the latest publicly available financial information as of September 30, 2017. The following tables present summarized financial information of FSC and FSFR for the three and six months ended June 30, 2017 and 2016:

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

Financial Instruments Disclosed, But Not Carried At Fair Value
The following table presents the carrying value and fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of September 30, 2017 and the level of each financial asset and liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Loan payable - DECD loan	$2,000,000	$1,936,876	$—	$—	$1,936,876
Credit facility payable	91,551,600	91,551,600	—	—	91,551,600
Payables to related parties pursuant to tax receivable agreements (1)	49,483,760	49,192,907	—	—	49,192,907
Total	$143,035,360	$142,681,383	$—	$—	$142,681,383
(1) The fair value of this amount was calculated by discounting the carrying value through March 15, 2018, at which point the TRA liability would be fully utilized.

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
Note 6. Due from Affiliates
In connection with administration agreements that were in place as of September 30, 2017 (see Note 11), the Company provided certain administrative services for the funds, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities.  For providing these services, facilities and personnel, the Fifth Street Funds reimburse the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of overhead and other expenses incurred by the Company in performing its obligations under the administration agreements.
Also, in the normal course of business, the Company paid certain expenses on behalf of the BDCs, primarily for travel and other costs associated with particular portfolio company holdings of the BDCs, for which it is reimbursed.
Note 7. Fixed Assets
Fixed assets consist of the following:

	September 30, 2017	December 31, 2016
Furniture, fixtures and equipment	$777,113	$1,368,624
Leasehold improvements	10,300,118	10,182,352
Fixed assets, cost	11,077,231	11,550,976
Less: accumulated depreciation and amortization	(6,445,729)	(6,206,644)
Less: impairment charges (1)	(4,252,700)	—
Fixed assets, net book value	$378,802	$5,344,332
(1) Following the closing of the Oaktree transaction and sale of CLO Management, the Company has limited remaining operations. The Company therefore evaluated its fixed assets for impairment and recorded impairments charges of $123,814 and $4,128,886 during the three months ended September 30, 2017 related to furniture, fixtures and equipment and leasehold improvements, respectively.
Depreciation and amortization expense related to fixed assets for the three and nine months ended September 30, 2017 was $271,702 and $765,335, respectively. Depreciation and amortization expense related to fixed assets for the three and nine months ended September 30, 2016 was $278,702 and $3,713,200, respectively. During the three months ended September 30, 2017, the Company disposed of fully depreciated furniture, fixtures and equipment with a cost and accumulated depreciation of $526,250.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 8. Other Assets
Other assets consist of the following:

	September 30, 2017	December 31, 2016
Security deposits	$107,149	$107,149
Fractional interests in aircrafts (a)	2,806,778	3,019,098
Other	158,695	228,825
	$3,072,622	$3,355,072
__________________

(a)
In November 2013, the Company entered into an agreement that entitled it to the use of a corporate aircraft for five years. The amount paid, less the estimated trade-in value, is being amortized on a straight-line basis over the expected five-year term of the agreement. In December 2014, the Company sold half of this interest and entered into an agreement for a second corporate aircraft for five years. Amortization expense for each of the three and nine months ended September 30, 2017 was $70,774 and $212,320, respectively. Amortization expense for the three and nine months ended September 30, 2016 was $70,773 and $212,319, respectively.

Note 9. Debt
Loans Payable
Loans payable consist of the following:

	September 30, 2017	December 31, 2016
DECD loan	$2,000,000	$2,000,000
Risk Retention Term Loan (1)	—	12,972,565
	$2,000,000	$14,972,565
(1) In connection with the sale of CLO Management, the Company's Risk Retention Term Loan was assumed by NewStar Financial.
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
For the three and nine months ended September 30, 2017, interest expense related to this loan was $12,602 and $37,397, respectively. For the three and nine months ended September 30, 2016, interest expense related to this loan was $12,569 and $58,197, respectively.
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
For the three months ended March 31, 2016, interest expense related to the MMKT Notes was $92,119. There was no interest expense recorded related to the MMKT Notes during the three months ended September 30, 2017 and 2016.
Risk Retention Term Loan
On September 28, 2015, CLO Management entered into a Risk Retention Term Loan with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger to provide financing for its purchase up to $17 million of CLO II senior notes at a variable rate based on either LIBOR or a base rate plus an applicable margin. Borrowings under the Risk Retention Term Loan totaled $16,972,565, of which $12,972,565 remained outstanding as of June 30, 2017, and accrued interest at a rate based on the interest rate on the financed notes. The weighted average interest rate of the Risk Retention Term Loan was 4.23% as of September 30, 2017. The Company's beneficial interests in CLO II in the aggregate amount of $20,581,972 at fair value as of June 30, 2017 were pledged as collateral for the Risk Retention Term Loan. The Risk Retention Term Loan contained customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. As of September 30, 2017 and December 31, 2016, the Company had $12,972,565 of borrowings outstanding under the Risk Retention Term Loan which approximated fair value. For the three and nine months ended September 30, 2017, interest expense related to the Risk Retention Term Loan was $34,176 and $306,665, respectively. For the three and nine months ended September 30, 2016, interest expense related to the Risk Retention Term Loan was $127,891 and $375,670, respectively.
In connection with the sale of CLO Management, the Risk Retention Term Loan was assumed by NewStar Financial and, as of September 30, 2017, the Company owed no amounts under the Risk Retention Term Loan.
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
On May 15, 2017, Fifth Street Holdings entered into the Limited Guaranty and Contribution Agreement (the “Limited Guaranty”) with Mr. Leonard Tannenbaum, a limited partner of Fifth Street Holdings, whereby, in the event of an acceleration of the Credit Facility, Mr. Tannenbaum agreed to backstop any shortfall in the funds and assets available to Fifth Street Holdings and the other guarantors to repay the outstanding obligations under the Credit Facility, in the form of an equity contribution or a loan to Fifth Street Holdings.  In exchange, Fifth Street Holdings agreed to pay Mr. Tannenbaum reasonable

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

consideration in amounts to be determined by the audit committee of the board of directors of FSAM.  The Limited Guaranty terminated upon repayment of the Credit Facility.
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
As of September 30, 2017, borrowings under the Amended Credit Facility bore interest at a variable rate based on either LIBOR or a base rate plus an applicable margin, which is subject to change based on a total leverage ratio. As of September 30, 2017, borrowings under the Amended Credit Facility accrued interest, at Fifth Street Holdings’ option, at an annual rate of either LIBOR plus 3.0% or a base rate plus 2.0%.
As of September 30, 2017 and December 31, 2016, the Company had $92,150,000 and $102,000,000, respectively, of borrowings outstanding under the Credit Facility. All outstanding borrowings were repaid upon the closing of the Oaktree transaction. For the three and nine months ended September 30, 2017, interest expense (including amortization of deferred financing costs) related to the Credit Facility was $2,171,560 and $4,947,889, respectively. For the three and nine months ended September 30, 2016, interest expense related to the Credit Facility was $1,009,093 and $2,819,012, respectively. At September 30, 2017, the Company was in compliance with all debt covenants. As there was a contractual requirement to repay the loan under the Asset Purchase Agreement, interest expense under the Credit facility was included in discontinued operations for all periods presented. At the Closing, the outstanding balance of the Credit Facility in the amount of $92,150,000 was paid off.
Note 10. Commitments and Contingencies
Leases
The Company leases office space in various locations throughout the United States and maintains its headquarters in Greenwich, CT. On July 22, 2013, the Company entered into a lease agreement with a related party (see Note 10) for office space in Greenwich, CT that expires on September 30, 2024. Other non-cancelable office leases in other locations expire at various dates through 2020. The Company's rental lease agreements are generally subject to escalation provisions on base rental payments, as well as certain costs incurred by the property owner and are recognized on a straight-line basis over the term of the lease agreements. For the three and nine months ended September 30, 2017, the Company recorded rent expense of $508,391 and $1,602,534, respectively. For the three and nine months ended September 30, 2016, the Company recorded rent expense of $551,056 and $1,690,649, respectively.
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
A summary of the Company’s lease abandonment activity as of September 30, 2017 is as follows:

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Lease abandonment costs incurred	$1,287,658
Rent payments, net of sublease income estimate	(676,445)
Present value adjustment	8,150
Accrued lease abandonment costs, end of period	$619,363

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
Following an agreed mediation, and as previously disclosed in the Company’s Form 8-K filed on August 4, 2016, the parties in the Linde case signed an agreement to settle the action for $9,250,000, which was covered by insurance proceeds and included in discontinued operations. The proposed settlement was subject to lead plaintiffs’ completion of additional discovery and approval by the court after notice had been sent to the settlement class. Lead plaintiffs completed the additional discovery and decided to proceed with the proposed settlement. The parties submitted the proposed settlement to the court on September 23, 2016 and asked the court to enter an order certifying the putative class for settlement purposes, authorizing dissemination of notice of the settlement to potential class members, and scheduling a fairness hearing on the proposed settlement. On November 9, 2016, the court entered the proposed order and scheduled the fairness hearing for February 16, 2017. The fairness hearing was held on February 16, 2017 and the proposed settlement was approved. The litigation is now concluded.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
In connection with the matters described above and other non-recurring matters, the Company has incurred professional fees of $1,151,793 and $4,501,681 for the three and nine months ended September 30, 2017, respectively, and $2,888,901 and $11,285,662 for the three and nine months ended September 30, 2016, respectively. Certain of the expenses associated with these matters have been covered by insurance, and the Company may seek additional reimbursements from the appropriate carriers. During the nine months ended September 30, 2017, the Company recorded $4,332,024 of insurance recoveries related to previously incurred professional fees. All amounts discussed above were included in discontinued operations.
In accordance with the provisions of U.S. GAAP for contingencies, the Company accrues for a liability related to a legal matter when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Company evaluates the status of this matter each quarter to assess whether a reserve is necessary, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. As of September 30, 2017, the Company has established a reserve related to the SEC investigation in the amount of approximately $3.7 million, which is included in discontinued operations. There is no assurance that this legal reserve will not need to be adjusted in the future.
In view of the inherent difficulty of predicting the outcome of this matter, the Company cannot state with confidence what will be the eventual outcome of the currently pending matter, the timing of its ultimate resolution or the eventual losses, fines, penalties or consequences related to this matter. However, it believes that such eventual amounts to be paid to settle this matter will not be less than the reserve established at September 30, 2017, in the amount of $3.7 million, which is included in discontinued operations. The Company cannot state, based upon its current knowledge, after consultation with counsel, and after taking into account its current reserves, that the SEC investigation could not have a material adverse effect on the Company’s Consolidated Statement of Financial Condition. Accordingly, there is no assurance that the ultimate resolution of this matter will not significantly exceed the reserve it has currently accrued.
DECD loan
In October 2017, the Company notified the State of Connecticut that it would be repaying the DECD loan. The State of Connecticut sent a notice to the Company stating that, in addition to the $2.0 million principal balance due on the DECD loan, the following amounts were also due: (i) the repayment of the $1.0 million grant and (ii) liquidating damages of $375,000. The Company does not believe that the grant repayment and liquidating damages are due under the DECD agreement, however, there can be no assurance that any amounts will not be paid to the State of Connecticut relating to the above matters.
Note 11. Related Party Transactions
Payments Pursuant to Tax Receivable Agreements
FSAM's purchase of Holdings LP Interests concurrent with its IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of FSAM's Class A common stock pursuant to the Exchange Agreement resulted in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which increased the tax depreciation and amortization deductions that otherwise would not have been available to FSAM. These increases in tax basis and tax

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

depreciation and amortization deductions reduce the amount of cash taxes that FSAM would otherwise be required to pay. FSAM entered into the TRA with the TRA Recipients that required FSAM to pay the TRA Recipients 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that FSAM actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA.
In connection with the exchange of Holdings LP Interests on January 4, 2017, the Company recorded a deferred tax asset in the amount of $30,599,203 and an additional payable to the TRA Recipients of $26,009,323 with a corresponding increase in additional paid-in capital of $4,589,880. Based on changes to management’s assessment regarding projections of future income and the ability to realize tax attributes subject to the TRA, the TRA liability was reduced by $12,608,166 during the three months ended September 30, 2017, with a corresponding increase to Other income (expense) in the Consolidated Statements of Income.  As of September 30, 2017, payments due to the TRA Recipients under the TRA totaled $49,483,760, after these adjustments. Pursuant to the TRA Waiver, the TRA recipients have waived their rights to any and all future payments, other than the one related to the 2016 tax return under the TRA.
In connection with the finalization of the 2015 tax returns in October 2016, FSAM paid $1,969,958 to the TRA recipients. In connection with the finalization of the 2016 tax returns in October 2017, FSAM paid $985,075 to the TRA Recipients, which will be the final payment under the TRA.
Obligations pursuant to the TRAs were obligations of FSAM. They do not impact the non-controlling interests in Fifth Street Holdings. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes. In general, items of income, gain, loss and deduction are allocated on the basis of the limited partners' ownership interests pursuant to the Fifth Street Holdings limited partnership agreement after taking into consideration all relevant sections of the Internal Revenue Code.
Other Related Party Transactions
Revenues
As of September 30, 2017, all of the Company's revenue was earned from its managed funds and accounts, including management fees, performance fees and other fees.
For the three and nine months ended September 30, 2017, the Company earned $8,986,275 and $35,701,216, respectively, in management fees relating to services provided to the BDCs. For the three and nine months ended September 30, 2016, the Company earned $18,939,913 and $55,886,969, respectively, in management fees relating to services provided to the BDCs. For the three and nine months ended September 30, 2017, the Company voluntarily waived $57,993 and $178,668 of management fees from the BDCs, respectively. For the three and nine months ended September 30, 2016, the Company voluntarily waived $86,733, and $248,921 of management fees from the BDCs, respectively. All revenue earned from the BDCs is included in discontinued operations.
As of September 30, 2017, the Company was party to administration agreements under which the Company provided administrative services for the Fifth Street Funds, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, the Company also performed or oversaw the performance of the BDCs' required administrative services, which included being responsible for the financial records which the BDCs are required to maintain and preparing reports to the BDCs' stockholders and, in the case of the BDCs, reports filed with the SEC. In addition, the Company assisted each of the BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to each of the BDC's stockholders, and generally overseeing the payment of each Fifth Street Fund's expenses and the performance of administrative and professional services rendered to the funds. For providing these services, facilities and personnel, the Fifth Street Funds reimbursed the Company for direct fund expenses and the BDCs reimburse the Company for the allocable portion of direct expenses, as well as overhead and other expenses incurred by the Company in performing its obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their respective staffs. Such reimbursement was at cost with no profit to, or markup by, the Company. Included in Revenues — other fees in the Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016 was $1,857,957 (of which $1,850,622 is included in discontinued operations) and $2,748,115 (of which $2,693,023 is included in discontinued operations), respectively, related to amounts charged for the above services provided to the Fifth Street Funds. For the nine months ended September 30, 2017 and 2016 respectively, $5,745,246 (of which $5,737,910 is included in discontinued operations) and $6,482,213 (of which $6,311,972 is included in discontinued operations) was recorded related to amounts charged for the above services provided to the Fifth Street Funds.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of September 30, 2017, the Company would also provide, on the BDCs' behalf, any managerial assistance to such BDC's portfolio companies. Each of the administration agreements could be terminated by either the Company or the BDC without penalty upon 60 days' written notice to the other party and each such administration agreement was terminated at the Closing.
Receivables for reimbursable expenses from the Fifth Street Funds are included within Due from affiliates and totaled $2,301,053 and $3,200,688 at September 30, 2017 and December 31, 2016, respectively.
Purchases of FSC and FSFR Common Stock
The Company records its investment in FSC and FSFR common stock based on the equity method of accounting, and accordingly, the unrealized gains or losses disclosed in the following table are not recorded in the consolidated financial statements. The following table provides information about the Company's investments in FSC and FSFR common stock as of September 30, 2017 at fair value.

Securities	Shares	Cost	Fair Value	Gross Cumulative Unrealized Gains	Gross Cumulative Unrealized Losses
FSC common stock	8,399,520	$36,809,794	$45,945,374	$9,135,580	$—
FSFR common stock	2,677,519	22,887,768	23,562,167	674,399	—
Total	11,077,039	$59,697,562	$69,507,541	$9,809,979	$—
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
FSOF
As of September 30, 2017, the Company has made capital contributions to FSOF through its investment in FSCO GP, which have been recorded in Investments in equity method investees in the Consolidated Statements of Financial Condition.
Other
On July 22, 2013, the Company entered into a lease agreement for office space for its headquarters in Greenwich, CT. The landlord is an entity controlled by Leonard M. Tannenbaum, the Company's chairman and chief executive officer. The lease agreement requires monthly rental payments, expires on September 30, 2024 and can be renewed at the request of the Company for two additional five year periods. Rental payments under this lease of approximately $2.0 million per year began on October 11, 2014. See Note 10 for a description of the impact of the abandonment of a portion of the Company's office space in Greenwich, CT.
The Company's fractional interests in corporate aircrafts are used primarily for business purposes. Occasionally, certain of the members of management have used the aircraft for personal use. The Company charges these members of management for such personal use based on market rates. There were no such charges for the nine months ended September 30, 2017 and 2016.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of September 30, 2017 and December 31, 2016 amounts due to and from affiliates were comprised of the following:

	September 30, 2017	December 31, 2016
Management fees receivable:
Base management fees receivable - BDCs	$8,170,784	$9,972,116
Part I Fees receivable - BDCs	815,491	4,837,944
Collateral management fees receivable - CLO I and CLO II	—	536,506
	$8,986,275	$15,346,566

Performance fees receivable:
Performance fees receivable - FSOF	$—	$123,300
	$—	$123,300

Due from affiliates:
Reimbursed expenses due from the BDCs	$2,265,455	$2,803,949
Reimbursed expenses due from private funds	35,598	396,739
Due from employees	125,323	122,810
Other amounts due from affiliated entities	32,932	82,423
	$2,459,308	$3,405,921

Due to affiliates:
Stock appreciation rights liability	$26,358	$30,412
	$26,358	$30,412
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Dividends
The following table reflects the dividends per share that the Company has recorded on its common stock for the nine months ended September 30, 2017 and September 30, 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
March 20, 2017	March 31, 2017	April 14, 2017	$0.125	$1.9 million
Total for the nine months ended September 30, 2017			$0.125	$1.9 million

March 14, 2016	March 31, 2016	April 15, 2016	$0.10	$0.6 million
May 11, 2016	June 30, 2016	July 15, 2016	0.10	$0.6 million
August 10, 2016	September 30, 2016	October 14, 2016	0.10	$0.7 million
Total for the nine months ended September 30, 2016			$0.30	$1.8 million

Share Repurchase Program
On May 11, 2016, the Company's Board of Directors authorized a share repurchase program for the repurchase of up to $20.0 million of the Company's Class A common stock. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Exchange Act. The repurchase program terminated on May 11, 2017. During the nine months ended September 30, 2017, there were no repurchases of shares of Class A common stock pursuant to this program.
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
As the Company determined the closing of the Oaktree transaction (discussed below) was probable to occur as of September 30, 2017, the amortization periods of certain equity awards were changed to coincide with the date of Closing.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
The following table summarizes the amortization of unrecognized compensation expense for the nine months ended September 30, 2017 and 2016 with respect to the Company's Holdings LP Interests which are equity classified awards, all of which is included in discontinued operations:

Balance at December 31, 2016	$1,798,921
Amortization of Holdings LP Interests (1)	(1,365,230)
Forfeitures	(413,894)
Purchase of unvested Holdings LP Interests by Principals (2)	222,844
Balance at September 30, 2017	$242,641

Balance at December 31, 2015	$7,016,286
Amortization of Holdings LP Interests	(1,946,632)
Balance at September 30, 2016	$5,069,654
(1) Includes an acceleration of $1,162,021 in connection with the separation of a former Holdings limited partner.
(2) Amount relates to the purchase by the Principals of former Holdings limited partners' unvested Holdings LP interests. Such amount was based on the share price of Class A common stock on the date of purchase.
As of September 30, 2017, unrecognized compensation cost in the amount of $242,641 relating to these equity-based awards is expected to be recognized over a period of approximately 0.1 years.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Fifth Street Asset Management Inc. 2014 Omnibus Incentive Plan
In connection with the IPO, FSAM's Board of Directors adopted the 2014 Omnibus Incentive Plan pursuant to which the Company granted options to its non-employee directors, executive officers and other employees to acquire 5,658,970 shares of Class A common stock, 1,174,748 RSUs to be settled in shares of Class A common stock and 90,500 stock appreciation rights to be settled in cash. During the three and nine months ended September 30, 2017 and 2016, there were additional grants under the 2014 Omnibus Incentive Plan as discussed below.
Equity-based compensation expense related to grants under the 2014 Omnibus Incentive Plan is as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
RSUs to be settled in Class A common stock	$2,086,416	$748,950	$3,314,380	$2,406,268
Options to acquire shares of Class A common stock	67,937	614,706	331,506	1,859,153
Stock appreciation rights to be settled in cash	(6,625)	1,966	(4,054)	4,314
Total (1)	$2,147,728	$1,365,622	$3,641,832	$4,269,735
(1) For the three months ended September 30, 2017 and 2016, $1,566,597 and $756,257, respectively, were included in discontinued operations. For the nine months ended September 30, 2017 and 2016, $1,900,973 and $2,411,633, respectively, were included in discontinued operations.
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
Additionally, when the Company pays dividends on its outstanding shares of Class A common stock, the holder of the RSUs will be credited with dividend equivalents.  For stock dividends, the dividend equivalents will be in the form of additional RSUs. For cash dividends, the dividend equivalents will be in the form of cash (without interest or earnings).  Dividend equivalents are subject to the same terms and conditions as the original restricted stock unit award, and are not paid until the vesting and settlement of the underlying shares of Class A common stock to which such dividend equivalents relate.  During the nine months ended September 30, 2017, the Company granted 925,022 RSUs to members of senior management as discussed above. During the nine months ended September 30, 2016, the Company granted 156,740 RSUs to employees under substantially similar terms to the IPO grant. For the nine months ended September 30, 2017 and 2016, the Company declared cash dividends of $0.125 and $0.30 per share, respectively, and accrued dividends (net of forfeitures) in the amount of $(133,347) and $299,490, respectively, related to unvested RSUs which are forfeitable.
The following table presents unvested RSUs' activity for the nine months ended September 30, 2017:

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Balance at December 31, 2016	805,037	$15.56
Granted	925,022	6.67
Vested	(125,383)	11.14
Forfeited	(452,105)	12.23
Balance at September 30, 2017	1,152,571	$10.22
Compensation expense associated with these RSUs is being recognized on a straight-line basis over the service period of the respective grant. The total compensation expense expected to be recognized in all future periods associated with the RSUs is $2,691,300 as of September 30, 2017, which is expected to be recognized over the remaining weighted average period of approximately 3.1 years.
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
During the nine months ended September 30, 2017, options to purchase 1,040,000 shares of Class A Common Stock, at an exercise price equal to the closing stock price on the date of grant were granted to senior management and members of the board of directors. Such options vest one year from the date of grant. The fair value of these option grants was measured on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

Risk-free interest rate	1.61% - 1.94%
Expected dividend yield	7.85%
Expected volatility factor	56.49% - 59.24%
Expected life in years	3.5 - 5.0
A summary of unvested options activity for the nine months ended September 30, 2017 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2016	1,558,013	$18.21	7.7
Granted	1,040,000	6.88	5.2
Vested	(333,494)	16.67	4.0
Forfeited	(1,758,458)	13.66	6.0
Balance at September 30, 2017	506,061	$11.74	6.6
Exercisable at September 30, 2017	3,253,669	$18.20	4.3	$20,700
Expected to vest after September 30, 2017	506,061	$11.74	6.6	$—
Aggregate intrinsic value represents the value of the Company's closing share price on the last trading day of the quarter in excess of the weighted average exercise price multiplied by the number of options exercisable or expected to vest.
Compensation expense associated with these options is being recognized on a straight-line basis over the service period of the respective grant. As of September 30, 2017, there was $211,731 of total unrecognized compensation expense that is expected to be recognized over the remaining weighted average period of approximately 3.1 years.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Stock Appreciation Rights (“SARs”)
Each SAR represents an unfunded, unsecured right of the holder to receive an amount in cash equal to the excess of the closing price of a share of Class A common stock over the exercise price. The SARs, terms and conditions are substantially similar to the provisions of the IPO option grants discussed above and had a grant date fair value of $1.78 per SAR and vest six years after grant. All of the currently outstanding SARs were issued in connection with the IPO. Upon vesting, they will be settled in cash. The fair value of the SARs are re-measured each reporting period until settlement and changes in fair value are charged to compensation expense as the SARs vest over the remaining service period. The amount of the adjustment has been derived based on a grant date fair value using the IPO price of $17.00 per share, multiplied by the number of unvested SARs, and expensed over the six year service period. The total compensation expense expected to be recognized in all future periods associated with the SARs, is approximately $25,612.
A summary of unvested SARs activity for the nine months ended September 30, 2017 and 2016 is presented below:

	SARs	Weighted Average Grant Date Fair Value Per SAR
Balance at December 31, 2016	44,000	$1.78
Granted	—	—
Vested	—	—
Forfeited	(16,000)	1.78
Balance at September 30, 2017	28,000	$1.78

Balance at December 31, 2015	71,000	$1.78
Granted	—	—
Vested	—	—
Forfeited	(24,500)	1.78
Balance at September 30, 2016	46,500	$1.78
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
During the nine months ended September 30, 2017, the Company has accrued tax expense based on an intra-period allocation method. Accordingly, the Company has allocated income tax expense between continuing operations and discontinued operations, in accordance with the intra-period allocation method. The tax provision for prior periods presented within the Consolidated Statements of Operations have also been allocated between continuing operations and discontinued operations.
During the nine months ended September 30, 2017, the Company increased the tax rate at which it anticipates realizing certain deferred tax assets related to the tax basis of certain intangible assets. Such adjustment, in the amount of $108,645, was recorded as a discrete adjustment which was fully allocable to continuing operations and is included in the provision for income taxes in the Consolidated Statements of Operations for the nine months ended September 30, 2017. During the nine months

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

ended September 30, 2017, the Company recorded a discrete adjustment in the amount of $188,147 related to a stock compensation shortfall (allocable to discontinued operations).
Deferred tax assets are primarily the result of an increase in the tax basis of certain intangible assets resulting from FSAM's investment in Fifth Street Holdings. Net deferred tax assets are also recorded related to differences between the financial reporting basis and the tax basis of FSAM's proportionate share of the net assets of Fifth Street Holdings. Based on the Company's historical taxable income and its expected future earnings, management evaluates the uncertainty associated with booking tax benefits and determined that a valuation allowance of $16,005,068 related to the future deductibility of net operating losses and future deductibility of tax basis in goodwill was recorded in the nine months ended September 30, 2017. To the extent that future estimates of taxable income and other events change, management may revise its judgement related to the valuation allowance to reflect those circumstances.
The income tax benefit from continuing operations for 2017 reflects an annual effective tax rate of 0.9% as a result of the intra-period tax allocation method noted above. The difference between the annual effective rate of and the statutory Federal rate of 34% primarily relates to state taxes and pass-through entity income not subject to income taxes. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Actual provision expense may vary from the annual effective rate for discrete items recorded in the period. During the nine month period ending September 30, 2017, the Company has recorded discrete items related to equity compensation; increase in state tax rate and a valuation allowance related to both IRC Section 382 limited net operating losses and regular net operating losses, and tax basis in goodwill resulting in an actual tax rate for the period of approximately 299.7%.
In connection with the exchange of Holdings LP Interests on January 4, 2017, the Company recorded a deferred tax asset in the nine months ended September 30, 2017 in the amount of $30,599,203 and an additional payable to the TRA Recipients of $26,009,323 with a corresponding increase in additional paid-in capital of $4,589,880. Additionally, the exchange of Holdings LP interest resulted in a change in ownership pursuant to IRC Section 382.
The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Fifth Street Holdings is not subject to federal income taxes as it is a pass-through entity. With respect to state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for four to five years after the income tax returns have been filed.
The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the nine months ended September 30, 2017. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the Provision for Income Taxes.
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

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Numerator for basic and diluted net income (loss) from continuing operations per share of Class A common stock:
Net loss from continuing operations	$(16,135,110)	$(2,005,471)	$(21,140,704)	$(6,794,789)
Less: Net income (loss) from continuing operations attributable to noncontrolling interests (1)	8,529,251	(763,425)	12,266,419	6,739,903
Net loss attributable to Fifth Street Asset Management Inc. from continuing operations	(7,605,859)	(2,768,896)	(8,874,285)	(54,886)

Numerator for basic and diluted net income (loss) from discontinued operations per share of Class A common stock:
Net loss from discontinued operations	(11,578,691)	12,185,290	(1,727,678)	10,051,045
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests (1)	9,055,828	(9,654,112)	1,166,303	(10,618,200)
Net loss attributable to Fifth Street Asset Management Inc. from discontinued operations	(2,522,863)	2,531,178	(561,375)	(567,155)

Net loss attributable to Fifth Street Asset Management Inc.	$(10,128,722)	$(237,718)	$(9,435,660)	$(622,041)

Denominator for basic and diluted net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	15,649,686	5,908,407	15,498,388	5,847,139

Earnings per share of Class A common stock:
Net loss attributable to FSAM per share from continuing operations	$(0.49)	$(0.47)	$(0.57)	$(0.01)
Net (income) loss attributable to FSAM per share from discontinued operations	(0.16)	0.43	(0.04)	(0.10)
Net loss attributable to FSAM	$(0.65)	$(0.04)	$(0.61)	$(0.11)
(1) The net income (loss) attributable to non-controlling interests was allocated between continuing and discontinued operations.
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
Potentially dilutive securities representing an incremental 1,152,571 RSUs and 506,061 options to acquire Class A common stock for the three and nine months ended September 30, 2017 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
Potentially dilutive securities representing an incremental 5,451,766 RSUs and 5,501,766 options to acquire Class A common stock for the three and nine months ended September 30, 2016 were excluded from the computation of diluted earnings per Class A common share for the period because their impact would have been anti-dilutive.
For the nine months ended September 30, 2016, the if-converted method was used to calculate the dilutive effect of the MMKT Notes. For the three months ended September 30, 2016, the assumed conversion of the MMKT Notes was anti-dilutive.

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

For the three and nine months ended September 30, 2017, diluted earnings per share does not include the assumed conversion of Holdings LP interests and the related tax effects because their impact would have been anti-dilutive.
For the three and nine months ended September 30, 2016, diluted earnings per share includes the assumed conversion of
Holdings LP interests and the related tax effects.
For the three and nine months ended September 30, 2016, diluted earnings per share does not include the assumed conversion of the RiverNorth Warrant as the impact would have been anti-dilutive.

Note 15. Subsequent Events
On October 9, 2017, the Compensation Committee approved the payment of a prorated 2017 bonus from January 1, 2017 through the date of closing of the Oaktree transaction to Leonard M. Tannenbaum, the Company's Chief Executive Officer, and Bernard D. Berman, the Company's President and Chief Compliance Officer, in the aggregate amount of approximately $2,800,000. Such amounts were paid on October 31, 2017.
On October 13, 2017, at a special meeting of stockholders of FSAM, such stockholders approved the Second Amended and Restated Certificate of Incorporation (the “Charter”), which amends and restates the Amended and Restated Certificate of Incorporation of FSAM in its entirety. The Charter permits stockholders of FSAM, by written consent, to take any action required or permitted to be taken by them without a meeting of such stockholders. On October 13, 2017, following the approval of the Charter by stockholders of FSAM, the board of directors of FSAM approved the Third Amended and Restated Bylaws, which permit stockholders of FSAM, by written consent, to take any action required or permitted to be taken by them without a meeting of such stockholders.
On October 16, 2017, pursuant to the terms of the Exchange Agreement, Mr. Tannenbaum, Mr. Berman, Mr. Alexander Frank, Mr. James Velgot and certain other Holdings Limited Partners exchanged an aggregate of 3,999,999 limited partnership interests of Fifth Street Holdings for shares of FSAM Class A common stock on a one-for-one basis and, in the case of Messrs. Tannenbaum and Berman, submitted to the Company 2,078,337 and 1,491,479 shares of the Company’s Class B common stock, respectively, for cancellation.
On October 17, 2017, the transactions contemplated by the Asset Purchase Agreement closed, Oaktree entered into new investment advisory agreements with each of FSC and FSFR and FSM’s investment advisory agreements with FSC and FSFR were terminated and the outstanding balance of the Credit Facility in the amount of $92,150,000 was paid off.
On October 17, 2017, in connection with the Asset Purchase Agreement, Fifth Street Holdings entered into pledge agreements (the “Pledge Agreements”) with each of FSC and FSFR with respect to (i) 6,265,665 shares of FSC common stock owned by Fifth Street Holdings, with an aggregate value of $35 million and (ii) 1,131,991 shares of FSFR common stock owned by Fifth Street Holdings, with an aggregate value of $10 million, in each case based on the average closing price of one share of FSC or FSFR common stock, as applicable, on the Nasdaq over the 5 business days immediately preceding October 17, 2017. Fifth Street Holdings entered into the Pledge Agreements with each of FSC and FSFR to secure the indemnification obligations of FSM and Fifth Street Holdings under the Asset Purchase Agreement relating to certain SEC investigation-related legal costs and expenses, if any, and certain fees, fines, monetary penalties, deductibles and disgorgements, if any, that may be ordered by the SEC to be paid by FSC and FSFR, net of any disgorgements paid by FSM to FSC and FSFR and any insurance recoveries received by FSC and FSFR.
On October 23, 2017, FSAM’s Board of Directors determined that it is advisable and in the best interest of FSAM and its stockholders to dissolve FSAM and wind up its affairs in accordance with the requirements of the General Corporation Law of the State of Delaware and the Internal Revenue Code of 1986, as amended. If the proposed dissolution is approved by stockholders, FSAM intends to distribute to its stockholders all available cash, if any, other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations of FSAM, as required by applicable law. If approved by FSAM’s stockholders, the Company intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well as anticipated costs associated with the dissolution and liquidation as soon as reasonable, practicable and financially prudent.
On October 23, 2017, FSAM declared a contingent distribution of $2.75 per share payable on December 26, 2017 to the stockholders of record of its Class A common stock as of December 15, 2017, which distribution is contingent upon FSAM filing a certificate of dissolution with the Secretary of State of the State of Delaware on or prior to December 11, 2017.
On October 23, 2017, FSAM’s board of directors approved accelerated vesting, effective as of October 26, 2017, of 243,979 RSUs granted to Mr. Tannenbaum, 70,951 RSUs granted to Mr. Bernard D. Berman and 2,916 RSUs granted to other FSAM employees, which grants were made in October 2014 in connection with FSAM’s initial public offering. Upon such

Fifth Street Asset Management Inc.
Notes to Consolidated Financial Statements
(Unaudited)

vesting, one share of Class A common stock was issuable for each RSU and was issued by FSAM within 60 days of such vesting.
On October 24, 2017, FSAM compensation committee and board of directors approved an annual base salary for Mr. Tannenbaum of $500,000, effective as of November 1, 2017, with the intention that Mr. Tannenbaum would not receive a bonus for the 2018 fiscal year or thereafter.
On November 6, 2017, FSAM voluntarily withdrew its Class A common stock from listing and registration on Nasdaq, following which the Class A common stock trades on the OTCQX Market under the symbol “FSAM.”
On November 13, 2017, the independent directors of FSAM approved the termination of the lease at the Company’s corporate headquarters, which are leased from an entity controlled by Mr. Tannenbaum, and a lease termination payment of approximately $8.0 million related to such termination.
On November 13, 2017, Mr. Michael W. Arthur and James F. Velgot each resigned from the FSAM board of directors effective as of December 31, 2017.

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
For periods ending prior to June 30, 2017, non-GAAP metrics, including adjusted net income (ANI), assets under management (AUM) and fee-earning AUM, were disclosed as measures of operating performance used by management to analyze our performance. However, given the sale of CLO Management in July 2017 and the closing of the Oaktree transaction (as described below), we have determined they are no longer meaningful metrics to management or our investors and, accordingly, have not included such measures in this Quarterly Report on Form 10-Q.
As of September 30, 2017, we determined the closing of the asset sale to Oaktree was probable to occur. As the asset sale is a strategic shift and will have a major effect on our operations and financial results, all activities related to the management and administration of the BDCs (the "BDC Investment Advisory Business") are reflected as discontinued operations for all periods presented, and accordingly, we evaluated the carrying value of certain assets and liabilities, including but not limited to, prepaid expenses, fixed assets, deferred tax assets, accounts payable and accrued expenses, deferred rent liability, payables to related parties which include the carrying value of the TRA liability and lease termination payments in connection with vacating the lease of our corporate headquarters. As a result of our plan of liquidation approved by our Board of Directors on October 23, 2017 and the pending written consent of our stockholders to approve the same, we expect future periods to be presented under the liquidation basis of accounting, and accordingly, there may be additional adjustments to the carrying value of assets and liabilities to reflect net realizable value.
Unless specifically noted, the discussions and data presented throughout the following sections reflect FSAM amounts on a continuing operations basis. See Note 2. Discontinued Operations for detail on amounts included within discontinued operations.
Our Business
Prior to the closing of the asset sale to Oaktree on October 17, 2017, we were a nationally recognized credit-focused asset manager. As of September 30, 2017, we managed FSC and FSFR, both publicly-traded business development companies regulated under the Investment Company Act of 1940, as amended. The Fifth Street platform provided innovative and customized financing solutions to small and mid-sized businesses across the capital structure through complementary investment vehicles and co-investment capabilities. As of September 30, 2017, our business was conducted through Fifth Street Management which was a registered investment adviser under the Advisers Act.
On July 1, 2017, Fifth Street Holdings entered into a purchase agreement with New Star Financial, Inc., or NewStar Financial. At the closing of the transactions contemplated thereby on July 20, 2017, NewStar Financial acquired 100% of the limited liability company interests of CLO Management, a wholly-owned subsidiary of Fifth Street Holdings and the collateral manager for funds within our senior loan fund strategy, for an aggregate purchase price of $29.0 million less borrowings outstanding at CLO Management, subject to post-closing adjustments for working capital and transaction expenses, which resulted in an aggregate net purchase price of $15.3 million.
On July 13, 2017, we (solely for the purpose set forth therein) and certain subsidiaries signed a definitive asset purchase agreement, or the Asset Purchase Agreement, with Oaktree Capital Management, L.P., or Oaktree, an affiliate of Oaktree Capital Group, LLC (NYSE: OAK), under which Oaktree would become the new investment adviser to the BDCs, subject to the approval of new investment advisory agreements between each of the BDCs and Oaktree by the respective BDC stockholders and satisfaction of certain other closing conditions. The shares of common stock of FSC and FSFR owned by Fifth Street Holdings L.P. are not included in this transaction. The transaction was completed on October 17, 2017. See "Recent Developments - Oaktree Asset Purchase Agreement."
In September 2017, we completed the wind down of Fifth Street Opportunities Fund, L.P., a private fund managed by Fifth Street Management (“FSOF”, formerly Fifth Street Credit Opportunities Fund, L.P.), and returned invested capital to investors.  In connection with the wind down, the investment management agreement with FSOF was terminated.
Organization
As of September 30, 2017, we provided asset management services to the Fifth Street Funds, which consisted primarily of our BDCs.

As of September 30, 2017, our primary sources of revenues were management fees, primarily from the BDCs, which are driven by the amount of the assets under management and quarterly investment performance of the Fifth Street Funds. We conducted substantially all of our operations through one reportable segment that provided asset management services to the Fifth Street Funds. We generated all of our revenues in the United States.
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
On January 4, 2017, pursuant to the terms of the Exchange Agreement, a director of the Company and certain other Holdings Limited Partners exchanged an aggregate of 8,772,450 Holdings LP Interests of Fifth Street Holdings for shares of the Company’s Class A common stock on a one-for-one basis and, in the case of the Principals, submitted to the Company 8,571,370 shares of the Company’s Class B common stock for cancellation. See "Recent Developments" for a description of certain subsequent exchanges.
As of September 30, 2017 and December 31, 2016, we held approximately 30.8% and 13.0% of Fifth Street Holdings, respectively. Our percentage ownership in Fifth Street Holdings will continue to change as Holdings LP Interests are exchanged for our Class A common stock or when we otherwise issue or repurchase our common stock.

Our purchase of Holdings LP Interests concurrent with its IPO, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of our Class A common stock pursuant to the Exchange Agreement are expected to result in increases in its share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. As of September 30, 2017, we were party to a tax receivable agreement, or TRA, with certain limited partners of Fifth Street Holdings, or the TRA Recipients, that requires us to pay the TRA Recipients 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize (or, under certain circumstances, are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement.
In connection with the exchange of Holdings LP Interests on January 4, 2017, we recorded a deferred tax asset in the amount of $30,599,203 and an additional payable to the TRA Recipients of $26,009,323 with a corresponding increase in additional paid-in capital of $4,589,880. Based on changes to Management’s assessment regarding projections of future income and the ability to realize tax attributes subject to the TRA, the TRA liability was reduced by $12,608,166 during the three months ended September 30, 2017, with a corresponding increase to Other income (expense) in the Consolidated Statements of Income.  As of September 30, 2017, payments due to the TRA Recipients under the TRA totaled $49,483,760, after these adjustments. Pursuant to the TRA Waiver, the TRA recipients waived their rights to any and all future payments, other than the one related to the 2016 tax return under the TRA. See "Recent Developments."
Basis of Presentation
We have prepared our consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC and the requirements for reporting on Form 10-Q and Regulation S-X. All significant intercompany transactions and balances have been eliminated in consolidation.
The diagram below depicts our organizational structure as of September 30, 2017:

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

(4)
FSCO GP was the general partner of FSOF, our hedge fund, and was entitled to receive an annual performance allocation from FSOF based on the performance of such fund. Fifth Street Management was the investment adviser to FSOF.

(5)
The direct subsidiaries of Fifth Street Management are FSC CT LLC, FSC LLC, FSC Midwest LLC and FSC Florida LLC. FSC CT LLC is the primary employer of our employees located in Connecticut and is the tenant to our Connecticut headquarters lease and performs certain administrative functions for our business. FSC LLC is the owner of Fifth Street Capital West LLC. FSC Midwest LLC, Fifth Street Capital West LLC and FSC Florida LLC employed certain of our employees, are tenants under certain of our office leases and perform certain other administrative functions for our business.

Market Conditions, Trends and Other Developments Affecting our Business
As of September 30, 2017, our results of operations were affected by a variety of factors, including economic conditions particularly in the United States, interest rates and financial markets. During 2016, financial markets experienced a broad based rally which included compressing interest rate credit spreads and expectations that the U.S. Federal Open Markets Committee would continue to increase interest rates. Investors generally sought higher yielding assets in response to these events.
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
Overview of Results of Operations
Revenues
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
On January 19, 2016, we amended and restated the FSC Investment Advisory Agreement to reduce the base management fee payable to us on gross assets, excluding cash and cash equivalents, from 2.00% to 1.75% effective as of January 1, 2016. On March 20, 2017, we further amended and restated the FSC Investment Advisory Agreement, which, effective as of January 1, 2017 and through October 17, 2017, (i) decreased the quarterly preferred return to 1.75% on the income portion of the incentive fee and (ii) implemented a total return requirement that may decrease the incentive fee payable to Fifth Street Management by 25% per quarter to the extent that FSC’s cumulative incentive fees over a lookback period of up to 12 quarters exceed 20.0% of FSC's cumulative net increase in net assets resulting from operations.
Pursuant to the investment advisory agreement between FSM and FSFR, or the FSFR Investment Advisory Agreement, as of September 30, 2017, we earned an annual base management fee of 1.0% of the value of FSFR's gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents. Such base management fee was calculated based on the average value of FSFR's gross assets at the end of its two most recently completed quarters. The base management fee was payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.

Part I Fees
Pursuant to the FSC Investment Advisory Agreement and the FSFR Investment Advisory Agreement, as of September 30, 2017, we earned Part I Fees that are calculated and payable quarterly in arrears based on each BDC's "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of each BDC's net assets at the end of the immediately preceding fiscal quarter, was compared to a specified "hurdle rate" or "preferred return" per quarter, subject to a "catch-up" provision measured as of the end of each fiscal quarter. The BDCs' net investment income used to calculate this part of the Part I Fee is also included in the amount of its gross assets used to calculate the base management fee. Such fees were not subject to repayment (or clawback) and are cash settled each quarter.
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

Pursuant to the FSC Investment Advisory Agreement, effective beginning with FSC’s fiscal quarter that commenced on January 1, 2017 and through October 17, 2017, calculation of the Part I incentive fee for each quarter was as follows:

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
Pursuant to the FSFR Investment Advisory Agreement, the Part I Fee with respect to FSFR's Pre-Incentive Fee Net Investment Income for each quarter and through October 17, 2017 was as follows:

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

Performance Fees
Pursuant to the FSC Investment Advisory Agreement and the FSFR Investment Advisory Agreement, as of September 30, 2017, we also earned Part II Fees, which are determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equal 20% of each BDC's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Part II Fees.
Other Fees
As of September 30, 2017, FSC CT LLC was party to administration agreements with our BDCs and Fifth Street Management under which we provided administrative services for our BDCs, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreements, we also performed or oversaw the performance of our BDCs' required administrative services, which included being responsible for the financial records which our BDCs were required to maintain and preparing reports to our BDCs' stockholders and reports filed with the SEC. In addition, we assisted each of our BDCs in determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to each of our BDC's stockholders, and generally overseeing the payment of each of our BDC's expenses and the performance of administrative and professional services rendered to such BDC by others. For providing these services, facilities and personnel, the BDCs reimbursed us the allocable portion of direct expenses, as well as overhead and other expenses incurred by us in performing our obligations under the administration agreements, including rent and such BDC's allocable portion of the costs of compensation and related expenses of such BDC's chief financial officer and chief compliance officer and their staffs. Such reimbursement was at cost with no profit to, or markup by, us. These reimbursements are included in Revenues - Other fees in the consolidated statements of operations and the expenses are included in Compensation and benefits and General, administrative and other expenses. We also provided, on our BDCs' behalf, managerial assistance to such BDC's portfolio companies. Each of the administration agreements could be terminated by either us or the applicable BDC without penalty upon 60 days' written notice to the other party.
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

Results of Operations
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Revenues
Management fees.  Total management fees were $0.0 million for the three months ended September 30, 2017, as compared to $0.7 million for the three months ended September 30, 2016. The decrease in management fees was due to the sale of CLO Management and the wind down of FSOF in the current period.
Other fees.  Other fees were $0.0 million for the three months ended September 30, 2017, as compared to $0.1 million for the three months ended September 30, 2016. The decrease was due to the sale of CLO Management and the wind down of FSOF in the current period.
Expenses
Compensation and benefits.  Compensation and benefits was $4.9 million for the three months ended September 30, 2017, which represented a $3.7 million, or 322.5%, increase from $1.2 million for the three months ended September 30, 2016. The increase was primarily due to an increase in accrued bonuses in the current period.
General, administrative and other.  General, administrative and other expenses were $2.5 million for the three months ended September 30, 2017, which represented a $0.5 million, or 16.3%, decrease from $2.9 million for the three months ended September 30, 2016. The decrease was primarily due to lower level of professional fees in the current period.
Depreciation and amortization.  Depreciation and amortization expense was $0.3 million for the three months ended September 30, 2017 and 2016 as there were no significant purchases of fixed assets over the period.
Other income (expense)
For the three months ended September 30, 2017 and September 30, 2016, other income (expense), net was $8.0 million and $2.3 million, respectively. This increase was due primarily to the adjustment of TRA liability of $12.6 million, the gain on the sale of CLO Management of $5.6 million, partially offset by the loss on impairment of fixed assets of $4.3 million and lower income from equity method investments of $8.2 million.
Provision (benefit) for income taxes
The income tax provision (benefit) from continuing operations was $16.4 million and $0.7 million, for the three months ended September 30, 2017 and September 30, 2016, respectively. The increase is primarily due to a $15.6 million valuation allowance established in the current period based on our inability to utilize the tax basis in amounts recorded as goodwill.
Net income (loss)
Net loss was $(16.1) million for the three months ended September 30, 2017, which represented a $14.1 million increase in net loss as compared to a net loss of $2.0 million for the three months ended September 30, 2016. The decrease was primarily due to the income and expense variances discussed above.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Revenues
Management fees.  Total management fees were $0.9 million for the nine months ended September 30, 2017, as compared to $2.2 million for the nine months ended September 30, 2016. The decrease in management fees was due to the reclassification of our BDC Investment Advisory Business to discontinued operations as of September 30, 2017.
Other fees.  Other fees were ($0.1) million for the nine months ended September 30, 2017, as compared to $0.2 million for the nine months ended September 30, 2016. The decrease was due to the reclassification of our BDC Investment Advisory Business to discontinued operations as of September 30, 2017.
Expenses
Compensation and benefits.  Compensation and benefits was $8.7 million for the nine months ended September 30, 2017, which represented a $3.4 million, or 64.8%, increase from $5.3 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in accrued bonuses in the current period.
General, administrative and other.  General, administrative and other expenses were $8.8 million for the nine months ended September 30, 2017, which represented a $0.5 million, or 5.7%, decrease from $9.4 million for the nine months ended September 30, 2016. The decrease was primarily due to lower level of professional fees in the current period.

Depreciation and amortization.  Depreciation and amortization expense was $1.0 million for the nine months ended September 30, 2017, which represented a $2.9 million, or 75.1%, decrease from $3.9 million for the nine months ended September 30, 2016. The decrease was attributable to accelerated depreciation in the prior year on a portion of the leasehold improvements at our corporate headquarters in Greenwich, Connecticut.
Other income (expense)
For the nine months ended September 30, 2017 and September 30, 2016, other income (expense), net was $12.3 million and $15.8 million, respectively. This decrease was due primarily to a $5.6 million decrease in income from equity method investments, a loss on impairment of fixed assets of $4.3 million, a $2.6 million realized gain on settlement of MMKT Notes in prior year and a $2.0 million gain on extinguishment of debt in the prior year; partially offset by increased adjustments to the TRA liability in the amount of $5.0 million and a $4.6 million gain on the sale of CLO Management.
Provision (benefit) for income taxes
The income tax provision (benefit) was $15.9 million and $7.0 million, respectively, for the nine months ended September 30, 2017 and September 30, 2016. The increase is primarily due to a $15.9 million valuation allowance established in the current period based on our inability to utilize the tax basis in amounts recorded as goodwill partially offset by a discrete adjustment of $6.3 million in the prior year relating to certain changes to Connecticut state tax law that were passed in May 2016.
Net income (loss)
Net loss was $21.1 million for the nine months ended September 30, 2017, which represented a $14.3 million increase in net loss as compared to $6.8 million for the nine months ended September 30, 2016. The increase was primarily due to the income and expense variances discussed above.
Liquidity and Capital Resources
Historically, our sources of liquidity have been cash flows from operations, net borrowings, distributions received from our investments in beneficial interests in CLOs and distributions from our investments in equity method investments. As of September 30, 2017, our primary sources of cash from our operations included management and administration fees, primarily generated from our BDCs, which were collected quarterly and distributions of earnings from our investments in equity method investees. As of September 30, 2017, we did not have any additional borrowing capacity under our Credit Facility, and accordingly, net borrowings were no longer a source of liquidity. Following the closing of the Oaktree transaction on October 17, 2017, our primary sources of liquidity are expected to be proceeds from the transaction, dividends received from equity method investees, and proceeds from the sale of our investments in equity method investees. In this regard, the FSC and FSFR Boards of Directors announced in 2017 reduced distribution levels, which in turn, will reduce the amount of cash distributions received by us.
We expect that our primary liquidity needs will continue to be to (1) pay operating expenses, including cash compensation to our employees and expenses related to legal matters and, (2) pay income taxes and make required payments under the TRA prior to its termination in connection with the closing of the Oaktree transaction and (3) the lease termination payment in connection with the termination of the lease at our corporate headquarters in Greenwich, CT. See "Recent Developments." In addition, to the extent that cash flows are sufficient to fund distributions to our stockholders, we intend to make distributions to our stockholders in accordance with our distribution policy. As of September 30, 2017, our Credit Facility restricted the payment of any dividends or distributions to the limited partners of Fifth Street Holdings, including FSAM, other than certain limited exceptions, including tax distributions. The Credit Facility was terminated on October 17, 2017, following which such dividend restrictions ceased to apply to us.
Cash Flows
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Net cash provided by (used in) operating activities was $(12.7) million for the nine months ended September 30, 2017, which represented a $3.6 million decrease from $(9.0) million for the nine months ended September 30, 2016. The decrease was primarily due to an increase in net loss of $14.3 million, less depreciation expense of $3.0 million, the $4.6 million gain on the sale of CLO management, $5.0 million increase in adjustments to the TRA liability, partially offset by the $2.6 million gain on MMKT Notes in the prior year, the $4.3 million loss on impairment of fixed assets, the $2.0 gain on extinguishment of debt, a decrease in income from equity method investments of $5.6 million, increases to deferred taxes of $7.6 million.
Net cash provided by (used in) investing activities was $20.1 million for the nine months ended September 30, 2017, which represented a $49.3 million increase from $(29.3) million for the nine months ended September 30, 2016. The increase was primarily due to $37.5 million of net purchases of equity method investments in the prior period and $16.5 million of proceeds received from the sale of CLO Management, partially offset by a decrease in distributions from equity method investments of $3.2 million.
Net cash provided by (used in) financing activities was $(26.2) million for the nine months ended September 30, 2017, which represented a $37.4 million decrease from $11.2 million for the nine months ended September 30, 2016. The decrease was primarily due to a decrease in net borrowings under our Credit Facility.
Share Repurchase Program
On May 11, 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. Under the repurchase program, we are authorized to repurchase shares through open market purchases or block trades, as conditions permit and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchase program was reauthorized by our Board of Directors on May 11, 2016 for the repurchase of up to $20.0 million of our Class A common stock and terminated on May 11, 2017. For the nine months ended September 30, 2017 and 2016, there were no repurchases.
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
Until January 1, 2018, borrowings under the Credit Facility bore interest at a variable rate based on either LIBOR or a base rate plus an applicable margin, which is subject to change based on a total leverage ratio. As of September 30, 2017, borrowings under the Credit Facility accrued interest, at Fifth Street Holdings’ option, at an annual rate of either LIBOR plus 3.0% or a base rate plus 2.0%. The Credit Facility was secured by substantially all of the assets of Fifth Street Holdings and certain subsidiaries of Fifth Street Holdings.

As of September 30, 2017 and December 31, 2016, we had $92.2 million and $102.0 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility was terminated on October 17, 2017, following the repayment of all amounts outstanding thereunder.
Risk Retention Term Loan
On September 28, 2015, CLO Management, our wholly-owned, consolidated subsidiary, entered into a Risk Retention Term Loan with certain lenders party thereto from time to time and Natixis, New York Branch, as administrative agent and joint lead arranger, and Bleachers Finance 1 Limited as syndication agent and joint lead arranger to provide financing for its purchase of up to $17.0 million of CLO II senior notes at a variable rate based on either LIBOR or a base rate plus an applicable margin. The Risk Retention Term Loan contained customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates.
In connection with the sale of CLO Management, the Risk Retention Term Loan was assumed by NewStar Financial, and accordingly, we owed no amounts under the Risk Retention Term Loan as of September 30, 2017.

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
We expect to distribute as dividends to holders of our Class A common stock, such amounts as may be permissible under the terms of any borrowing facilities, net of applicable corporate taxes. We intend to fund our dividends from our portion of distributions made to us by Fifth Street Holdings. Our ability to pay dividends is subject to our Board of Directors' discretion and may be limited by our holding company structure and applicable provisions of Delaware law.
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

The following table reflects the dividends per share that we have declared on our Class A common stock from January 1, 2015 through September 30, 2017:

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
Tax Receivable Agreement
Our purchase of Holdings LP Interests concurrent with our initial public offering, and the subsequent and future exchanges by holders of Holdings LP Interests for shares of our Class A common stock pursuant to the Exchange Agreement resulted in, and is expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of Fifth Street Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. As of September 30, 2017, we were party to the TRA with the TRA Recipients that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize (or, under certain circumstances, are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement.
In connection with the exchange of Holdings LP Interests on January 4, 2017, we recorded a deferred tax asset in the amount of $30,599,203 and an additional payable to the TRA Recipients of $26,009,323 with a corresponding increase in additional paid-in capital of $4,589,880. Based on changes to Management’s assessment regarding projections of future income and the ability to realize tax attributes subject to the Tax Receivable Agreement, the TRA liability was reduced by $12,608,166 during the three months ended September 30, 2017, with a corresponding increase to Other income (expense) in the Consolidated Statements of Income.  As of September 30, 2017, payments due to the TRA Recipients under the TRA totaled $49,483,760, after this adjustment.
In connection with the finalization of the 2015 tax returns in October 2016, FSAM paid $1,969,958 to the TRA recipients. In connection with the finalization of the 2016 tax returns in October 2017, FSAM paid $985,075 to the TRA Recipients, which will be the final payment under the TRA.
In connection with the transactions contemplated by the Asset Purchase Agreement, on July 13, 2017, FSAM, Fifth Street Holdings, the TRA Recipients, the Tannenbaum Trust, the Bernard D. Berman 2012 Trust and FSC CT II, Inc. entered into a Waiver and Termination of Tax Receivable Agreement, or the TRA Waiver pursuant to which the TRA Recipients agreed (i) to irrevocably waive any and all rights to receive tax benefit payments payable at any time under the TRA, including any tax benefit payments that would result from the consummation of the transactions contemplated by the Asset Purchase Agreement other than certain payments accrued for the fiscal year ended December 31, 2016 that have not been paid and (ii) to release FSAM and Fifth Street Holdings from their respective obligations under the TRA. Effective as of October 17, 2017, the TRA automatically terminated without any further action required by any party to the TRA Waiver, and all rights and obligations of the parties thereto were immediately extinguished.
Off-Balance Sheet Arrangements
In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations.
Contractual Obligations, Commitments and Contingencies
There were no significant changes in contractual obligations, commitments and contingencies other than those noted elsewhere in this Form 10-Q. As of September 30, 2017, we did not have any unfunded capital commitments.

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
Base Management Fees
As of September 30, 2017, Base Management Fees earned from our funds were generally based on a fixed percentage of gross or net asset value based on the governing documents for each respective fund. For purposes of calculating management fees, such funds' investments were generally measured at fair value, and thus, management fee revenue is directly affected by significant estimates and assumptions used when determining the fair value of the underlying investments within the funds. These fair value measurements may vary depending on the valuation methodology that is used. See "— Fair Value Measurements" below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our funds.
Part I Fees
As of September 30, 2017, Part I Fees earned from our funds were generally based on a fixed percentage of pre-incentive fee net investment income, which is calculated and paid quarterly, and subject to certain specified performance hurdles. As of September 30, 2017, Part I Fees were classified as management fees as they are predictable and are recurring in nature, are not subject to repayment (or clawback) and are generally cash-settled each quarter.

Performance Fees
As of September 30, 2017, performance fees were earned from the funds managed by us based on the performance of the respective funds. We have elected to adopt Method 2 of ASC Topic 605-20 Revenue Recognition for Revenue Based on a Formula. Under this method, we record revenue when we are entitled to performance-based fees, subject to certain hurdles or benchmarks. The performance fees for any period were based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund's income allocation provisions. The performance fees may be subject to reversal to the extent that the performance fees recorded exceed the amount due to the general partner or investment manager based on a fund's cumulative investment returns. Part II Fees were calculated and payable in arrears as of the end of each fiscal year of the BDCs and equal 20% of the BDCs' realized capital gains, if any, on a cumulative basis since inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Accordingly, the amount recognized as performance fees reflects our share of the fair value gains and losses of the associated funds, and thus, are dependent on subjective judgments in determining the funds' fair value measurements.
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
Investments in equity method investees consists of our general partner interests in FSOF and investments in FSC and FSFR common stock. As of September 30, 2017, we exercised significant influence with respect to the BDCs as a result of our management contracts with the BDCs and our board of director representation.
Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements for a description of recent accounting pronouncements, including those adopted during the three months ended September 30, 2017.
Recent Developments
On October 13, 2017, at a special meeting of stockholders of FSAM, such stockholders approved the Second Amended and Restated Certificate of Incorporation, which amends and restates the Amended and Restated Certificate of Incorporation of FSAM in its entirety. The Charter permits stockholders of FSAM, by written consent, to take any action required or permitted to be taken by them without a meeting of such stockholders. On October 13, 2017, following the approval of the Charter by stockholders of FSAM, the board of directors of FSAM approved the Third Amended and Restated Bylaws, which permit stockholders of FSAM, by written consent, to take any action required or permitted to be taken by them without a meeting of such stockholders.
On October 16, 2017, pursuant to the terms of the Exchange Agreement, Mr. Tannenbaum, Mr. Berman, Mr. Alexander Frank, Mr. James Velgot and certain other Holdings Limited Partners exchanged an aggregate of 3,999,999 limited partnership interests of Fifth Street Holdings for shares of FSAM Class A common stock on a one-for-one basis and, in the case of Messrs. Tannenbaum and Berman, submitted to the Company 2,078,337 and 1,491,479 shares of the Company’s Class B common stock, respectively, for cancellation.
On October 17, 2017, the transactions contemplated by the Asset Purchase Agreement closed, Oaktree entered into new investment advisory agreements with each of FSC and FSFR and FSM’s investment advisory agreements with FSC and FSFR were terminated and the outstanding balance of the Credit Facility in the amount of $92,150,000 was paid off.
On October 17, 2017, in connection with the Asset Purchase Agreement, Fifth Street Holdings entered into pledge agreements, or the Pledge Agreements, with each of FSC and FSFR with respect to (i) 6,265,665 shares of FSC common stock owned by Fifth Street Holdings, with an aggregate value of $35 million and (ii) 1,131,991 shares of FSFR common stock owned by Fifth Street Holdings, with an aggregate value of $10 million, in each case based on the average closing price of one share of FSC or FSFR common stock, as applicable, on the Nasdaq over the 5 business days immediately preceding October 17, 2017. Fifth Street Holdings entered into the Pledge Agreements with each of the FSC and FSFR to secure the indemnification obligations of FSM and Fifth Street Holdings under the Asset Purchase Agreement relating to certain SEC investigation-related legal costs and expenses, if any, and certain fees, fines, monetary penalties, deductibles and disgorgements, if any, that may be ordered by the SEC to be paid by FSC and FSFR, net of any disgorgements paid by FSM to FSC and FSFR and any insurance recoveries received by FSC and FSFR.
On October 23, 2017, FSAM’s board of directors determined that it is advisable and in the best interest of FSAM and its stockholders to dissolve FSAM and wind up its affairs in accordance with the requirements of the General Corporation Law of the State of Delaware and the Internal Revenue Code of 1986, as amended. If the proposed dissolution is approved by stockholders, FSAM intends to distribute to its stockholders all available cash, if any, other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations of FSAM, as required by applicable law. If approved by FSAM’s stockholders, the Company intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well as anticipated costs associated with the dissolution and liquidation as soon as reasonable, practicable and financially prudent.
On October 23, 2017, FSAM declared a contingent distribution of $2.75 per share payable on December 26, 2017 to the stockholders of record of its Class A common stock as of December 15, 2017, which distribution is contingent upon FSAM filing a certificate of dissolution with the Secretary of State of the State of Delaware on or prior to December 11, 2017.
On October 23, 2017, FSAM’s board of directors approved accelerated vesting, effective as of October 26, 2017, of 243,979 RSUs granted to Mr. Tannenbaum, 70,951 RSUs granted to Mr. Bernard D. Berman and 2,916 RSUs granted to other FSAM employees, which grants were made in October 2014 in connection with FSAM’s initial public offering. Upon such vesting, one share of Class A common stock was issuable for each RSU and was issued by FSAM within 60 days of such vesting.

On October 24, 2017, FSAM compensation committee and board of directors approved an annual base salary for Mr. Tannenbaum of $500,000, effective as of November 1, 2017, with the intention that Mr. Tannenbaum would not receive a bonus for the 2018 fiscal year or thereafter.
On November 6, 2017, FSAM voluntarily withdrew its Class A common stock from listing and registration on Nasdaq, following which the Class A common stock trades on the OTCQX Market under the symbol “FSAM.”
On November 13, 2017, the independent directors of FSAM approved the termination of the lease at our corporate headquarters, which are leased from an entity controlled by Mr. Tannenbaum, and a lease termination payment of approximately $8.0 million related to such termination.
On November 13, 2017, Mr. Michael W. Arthur and James F. Velgot each resigned from our board of directors effective as of December 31, 2017.

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
Credit Risk
As of September 30, 2017, we were party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the respective counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.
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
As of September 30, 2017, our Credit Facility bore interest at a variable rate, and as such, we may be exposed to increased interest expense with higher market interest rates. A 1% increase in LIBOR would have resulted in an increase of $0.9 million in our interest expense for the nine months ended September 30, 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2017, as a result of the ongoing material weakness described below, the design and operation of our disclosure controls and procedures were not effective.
Material Weakness in Internal Control over Financial Reporting
Management previously identified a material weakness as of December 31, 2015, which remained as of September 30, 2017, that we did not maintain sufficient accounting resources with technical accounting knowledge, experience and training in the application of U.S. GAAP and for effective preparation and review of our financial statements. This material weakness did not result in a misstatement to the consolidated financial statements. However, this material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation of Material Weakness in Internal Control over Financial Reporting
With respect to the remediation of the material weakness related to maintaining sufficient accounting resources with technical accounting knowledge, we added several senior experienced accounting and financial reporting personnel with higher levels of experience, engaged a nationally recognized public accounting firm to assist on technical accounting matters, outsourced certain accounting and operations activities and reallocated existing internal resources. We believe these measures significantly improved our internal control processes specifically related to technical accounting knowledge as of September 30, 2017.  However, as of September 30, 2017, we still needed to remediate the outstanding material weakness at our affiliated funds that operate in the same control environment before we can conclude that the material weakness is remediated.  Given the determination of the Company’s board of directors to dissolve the Company and wind-up the Company’s affairs and the expectation that the Company will terminate its reporting obligations under the Exchange Act in early 2018, we do not expect to remediate these material weaknesses.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Our activities to wind down FSAM may not be successful.

On October 23, 2017, FSAM’s board of directors determined that it is advisable and in the best interest of FSAM and its stockholders to dissolve FSAM and wind up its affairs in accordance with the requirements of the General Corporation Law of the State of Delaware and the Internal Revenue Code of 1986, as amended. If the proposed dissolution is approved by stockholders, FSAM intends to distribute to its stockholders all available cash, if any, other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations of FSAM, as required by applicable law. If approved by FSAM’s stockholders, the Company intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well as anticipated costs associated with the dissolution and liquidation as soon as reasonable, practicable and financially prudent.  We cannot assure you as to the amounts of distributions you might receive in connection with any dissolution and liquidation of FSAM.  In addition, amounts distributed to you in connection with any dissolution and liquidation of FSAM may be subject to clawback for subsequent claims against FSAM.  Any clawback would be the lesser of (i) a stockholder’s pro rata portion of a subsequent claim against FSAM and (ii) the amount distributed to such stockholder.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2015, our Board of Directors authorized a share repurchase program of up to $20.0 million of our Class A common stock. The share repurchase program was reauthorized in May 2016. The total number of shares repurchased under the program was 217,641 for total consideration of $1.8 million. For the nine months ended September 30, 2017, FSAM did not make any repurchases under this program.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6.     Exhibits
The required exhibits are listed in the Exhibit Index and are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended Restated Certificate of Incorporation of the Company, adopted on October 13, 2017	8-K	001-36701	3.1	October 17, 2017

3.2	Third Amended and Restated Bylaws of the Company, adopted on October 13, 2017	8-K	001-36701	3.2	October 17, 2017
10.1	Amended and Restated Credit Agreement dated as of June 30, 2017 among Fifth Street Holdings L.P., the guarantors party thereto, the lenders party thereto, Sumitomo Mitsui Banking Corporation, as administrative agent, and Cortland Capital Market Services LLC, as collateral agent.	8-K	001-36701	10.1	July 7, 2017
10.2	Purchase Agreement by and between Fifth Street Holdings L.P. and NewStar Financial, Inc., dated as of June 30, 2017	8-K	001-36701	10.2	July 7, 2017
10.3	Asset Purchase Agreement, dated as of July 13, 2017, by and among the Registrant, Oaktree Capital Management, L.P., Fifth Street Management LLC and Fifth Street Holdings L.P.	8-K	001-36701	1.1	July 14, 2017
10.4	Voting Agreement, dated as of July 13, 2017, by and among Oaktree Capital Management, L.P., Leonard M. Tannenbaum, Leonard M. Tannenbaum Foundation, Tannenbaum Family 2012 Trust, 777 West Putnam Avenue LLC and Fifth Street Holdings L.P. in respect of shares of common stock of Fifth Street Finance Corp.	8-K	001-36701	1.2	July 14, 2017
10.5	Voting Agreement, dated as of July 13, 2017, by and among Oaktree Capital Management, L.P., Leonard M. Tannenbaum, Leonard M. Tannenbaum Foundation, Tannenbaum Family 2012 Trust and Fifth Street Holdings L.P. in respect of shares of common stock of Fifth Street Senior Floating Rate Corp.	8-K	001-36701	1.3	July 14, 2017
10.6	Waiver and Termination of Tax Receivable Agreement, dated as of July 13, 2017, by and among Fifth Street Asset Management Inc., Fifth Street Holdings L.P., Leonard M. Tannenbaum, Bernard D. Berman, Ivelin M. Dimitrov, Tannenbaum Family 2012 Trust, Bernard D. Berman 2012 Trust and FSC CT II, Inc.	8-K	001-36701	1.4	July 14, 2017
10.7	Noncompetition and Nonsolicitation Agreement, dated as of July 13, 2017 by and between the Registrant and Oaktree Capital Management, L.P.	8-K	001-36701	1.5	July 14, 2017
10.8	Cutback Agreement, dated as of September 26, 2017, among Fifth Street Asset Management Inc., Fifth Street Holdings L.P. (“Holdings”) and the limited partners of Holdings party thereto.	8-K	001-36701	10.1	October 2, 2017
10.9	Pledge and Security Agreement, dated as of October 17, 2017, by and between Fifth Street Finance Corp. and Fifth Street Holdings L.P.	8-K	001-36701	10.1	October 17, 2017
10.10	Pledge and Security Agreement, dated as of October 17, 2017, by and between Fifth Street Senior Floating Rate Corp. and Fifth Street Holdings L.P.	8-K	001-36701	10.2	October 17, 2017
10.11	Lease Termination Agreement, dated as of November 13, 2017, by and among 777 West Putnam Avenue LLC and FSC CT, LLC †					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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
Director
(Principal Financial Officer)
Date: November 14, 2017